Form 10QSB
period 2006-09-30
La Burbuja Cafe, Inc.
filed 2006-10-26
CIK 1368993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended September 30, 2006

                        Commission File Number 333-136424


                              LA BURBUJA CAFE, INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-3699764
(State of Incorporation)                                (IRS Employer ID Number)


                      7710 Hazard Center Drive, Suite E-302
                               San Diego, CA 92108
                                 (775) 352-4056
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,100,000 shares of Common Stock issued and outstanding as of September 30, 2006.

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        Sept 30,           June 30,
                                                                          2006               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  3,135           $ 11,000
  Deposits                                                                   500                 --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       3,635             11,000
                                                                        --------           --------

                                                                        $  3,635           $ 11,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
  Due to Director                                                             --                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                 --
                                                                        --------           --------

TOTAL LIABILITIES                                                             --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,100,000 shares issued and outstanding
   as of September 30, 2006 and June 30, 2006)                             1,100              1,100
  Additional paid-in capital                                               9,900              9,900
  Deficit accumulated during exploration stage                            (7,365)                --
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       3,635             11,000
                                                                        --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  3,635           $ 11,000
                                                                        ========           ========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                              August 4, 2005
                                         Three Months          (inception)
                                           Ended                 through
                                          Sept. 30,             Sept. 30,
                                            2006                  2006
                                         -----------           -----------
REVENUES
  Revenues                               $        --           $        --
                                         -----------           -----------
TOTAL REVENUES                                    --                    --

OPERATING COSTS
  Administrative Expenses                      2,425                 2,425
  Professional Fees                            4,940                 4,940
                                         -----------           -----------
TOTAL OPERATING COSTS                          7,365                 7,365
                                         -----------           -----------

NET INCOME (LOSS)                        $    (7,365)          $    (7,365)
                                         ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.01)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,100,000             1,100,000
                                         ===========           ===========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                      August 4, 2005
                                                                    Three Months       (inception)
                                                                      Ended              through
                                                                     Sept. 30,          Sept. 30,
                                                                       2006               2006
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (7,365)          $ (7,365)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposit                                       (500)              (500)
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,865)            (7,865)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                 --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --              1,100
  Additional paid-in capital                                               --              9,900
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             11,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        (7,865)             3,135

CASH AT BEGINNING OF PERIOD                                            11,000                 --
                                                                     --------           --------
CASH AT END OF PERIOD                                                $  3,135           $  3,135
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

La Burbuja Cafe, Inc. (the Company) was incorporated under the laws of the State of Nevada as Scuttlebutt Yachts, Inc. on August 4, 2005. On June 20, 2006 the company filed an amendment to the articles of incorporation to change the name to La Burbuja Cafe, Inc. The Company is pursuing their business plan of establishing small coffee and pastry shops in tourist hotels or areas surrounding the tourist hotels at resort destinations throughout Mexico.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective August 4, 2005 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from August 4, 2005 (date of inception) to September 30, 2006 and generated no revenues and ($ 7,365) in losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $11,000 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,800,000 shares for sale at $.01 per share to raise capital of $18,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, and she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Maribel Jaramillo, sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                            As of Sept. 30, 2006
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $    0
     Other                                                             0
                                                                  ------
     Gross deferred tax assets                                         0
     Valuation allowance                                              (0)
                                                                  ------

     Net deferred tax assets                                      $    0
                                                                  ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2006, the Company has no net operating loss carryforwards. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 8. STOCK TRANSACTIONS (Continued)

value  of  the  equity   instruments   issued,  or  whichever  is  more  readily
determinable.

On June 27, 2006 the Company issued a total of 1,100,000 shares of common stock to a director for cash in the amount of $0.01 per share for a total of $11,000.

As of September 30, 2006 the Company had 1,100,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,100,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at September 30, 2006 was $3,135. In order to satisfy our cash requirements we were required to complete our offering of up to 1,800,000 shares registered pursuant to our SB-2 Registration Statement which became effective on August 28, 2006. Subsequent to the quarter ended September 30, 2006 we have sold the shares at the offering price of $0.01 for proceeds of $18,000 and closed the offering.

For the period from inception to September 30, 2006, we had no revenues and incurred net operating losses of $7,865, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through September 30, 2006 was $11,000, raised from the private sale of stock to our officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

The following milestones are estimates from our director. They are estimates only. The number of employees, remodeling costs, inventory and other projected milestones are approximations only, and are subject to adjustments based upon the requirements of the business and costs of those requirements. In addition to the monthly expense amounts budgeted we have set aside $1,300 in working capital.

PROPOSED MILESTONES TO IMPLEMENT OUR PLAN OF OPERATIONS:

NOVEMBER 2006:

We will design the space with the intention of creating a soothing environment for customers to relax and enjoy their coffee and pastry's. During the month of November we will be in the planning and design phase of our build out. We will begin paying the $50 per month cost for a bookkeeper. Total cost for the month is $50.

DECEMBER 2006:

During the month of December we will continue to be in the planning and design phase of our build out. We will pay the $50 cost for a bookkeeper. Our total cost for the month is estimated to be $50.

JANUARY 2007:

During the month of January we will begin the remodeling phase of our plan. Our remodeling plans will consist of designing our location to feel comfortable to our patrons. We will paint; do flooring, fixtures, windows, appliances and art. We estimate our costs to be approximately $500 for January remodeling and build out. The costs of operations for the month of January include a cost of $1,000 for cafe equipment, $300 for rent, $40 for utilities, and $50 for a bookkeeper. Our total cost for the month is estimated to be $1,890.

FEBRUARY 2007:

During the month of February we will continue the remodeling phase of our plan. Our remodeling plans will consist of designing out location to feel comfortable to our patrons. We will paint; do flooring, fixtures, windows, appliances and art. We estimate our costs to be approximately $500 remodeling and build out. The costs of operations for the month include $300 for rent, phone $60, utilities $50, salary $500, $500 for remodeling, a cost of $3,000 for cafe equipment, $50 per month cost for a bookkeeper. Our total cost for the month is estimated to be $4,460.

MARCH 2007

In the month of March, we will continue our remodeling efforts. We will continue to paint; do flooring, fixtures, windows, appliances and art. Our cost of monthly operations for the month is; $750 for remodeling, $300 for rent, $500 for salary, $60 for phone, $50 for utilities, $50 for a bookkeeper. Our total cost of operations for the month is $1,710.

APRIL 2007:

In the month of April, we will continue our remodeling efforts. We will continue to paint; do flooring, fixtures, windows, appliances and art. Our cost of monthly operations for the month is; $750 for remodeling, $300 per month for rent, $500 for salary, $60 for phone, $50 for utilities, $50 for a bookkeeper. Our total cost of operations for the month is $1,710.

MAY 2007:

In the month of May, we will continue our remodeling efforts. We will continue to paint; do flooring, fixtures, windows, appliances, art and we will begin to furnish the store. We will also begin our advertising efforts with newspaper, flyers, and signage. We will also arrange our vendor relationships and suppliers. Our cost of monthly operations for the month is; $750 for remodeling, advertising at a cost of $1,000, $300 for rent, $500 for salary, $60 for phone, $50 for utilities, $50 per month cost for a bookkeeper. Our total cost of operations for the month is $2,710.

JUNE 2007:

In the month of June, we will have completed our remodeling efforts. We will also continue our advertising. We will purchase initial inventory, hire a staff three people to open our first store and for sales to begin. Our cost of operations for the month is; $750 for inventory, $500 for advertising, $500 for staff, $300 for rent, $500 for salary, phone $60 per month, utilities $50 per month, $50 per month cost for a bookkeeper. Our total cost of operations for the month is $2,710.

JULY 2007:

In the month of July, we will continue our advertising. Our cost of operations for the month is; $500 for inventory, $500 for advertising, staff $500, $300 for rent, $500 for salary, phone $60 per month, utilities $60 per month, $50 for a bookkeeper. Our total cost of operations for the month is $2,470.

AUGUST 2007:

In the month of August, we will continue our operations. Our cost of operations for the month is; $500 for inventory, $500 for advertising, staff $500, $300 for rent, $500 for salary, phone $60 per month, utilities $60 per month, $50 for a bookkeeper. Our total cost of operations for the month is $2,470.

SEPTEMBER 2007:

In the month of September, we believe our sales will begin to help support operations. Our cost of operations for the month is; $250 for inventory, $250 for advertising, staff $500, $300 for rent, $500 for salary, phone $60 per month, utilities $60 per month, $50 for a bookkeeper. Our total cost of operations for the month is $1,970.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective August 4, 2005 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-136424, at the SEC website at www.sec.gov:

    Exhibit
    Number                              Description
    ------                              -----------
      3.1          Articles of Incorporation*
      3.2          Bylaws*
     31.1          Sec. 302 Certification of Principal Executive Officer
     31.2          Sec. 302 Certification of Principal Financial Officer
     32.1          Sec. 906 Certification of Principal Executive Officer
     32.2          Sec. 906 Certification of Principal Financial Officer

No reports on Form 8-K were filed for the period ended September 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 26, 2006                  La Burbuja Cafe, Inc.


                                     /s/ Maria Maribel Jaramillo De La O
                                     ------------------------------------------
                                  By Maria Maribel Jaramillo De La O
                                     President, Secretary, Treasurer, Director,
                                     Principal Executive Officer,
                                     Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 26, 2006                  La Burbuja Cafe, Inc.


                                     /s/ Maria Maribel Jaramillo De La O
                                     ------------------------------------------
                                  By Maria Maribel Jaramillo De La O
                                     President, Secretary, Treasurer, Director,
                                     Principal Executive Officer,
                                     Principal Financial Officer