Form 10QSB
period 2006-12-31
La Burbuja Cafe, Inc.
filed 2007-02-01
CIK 1368993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                           The Securities Act of 1934


                     For the Period ended December 31, 2006

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

There were 2,900,000 shares of Common Stock issued and outstanding as of December 31, 2006.

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          Dec. 31,           June 30,
                                                                            2006               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 13,723           $ 11,000
  Deposits                                                                      --                 --
                                                                          --------           --------

TOTAL CURRENT ASSETS                                                        13,723             11,000
                                                                          --------           --------

                                                                          $ 13,723           $ 11,000
                                                                          ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                              --                 --
  Due to Director                                                            5,000                 --
                                                                          --------           --------

Total Current Liabilities                                                    5,000                 --
                                                                          --------           --------

TOTAL LIABILITIES                                                            5,000                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 50,000,000 shares authorized;
   2,900,000 and 1,100,000 shares issued and outstanding
   respectively as of December 31, 2006 and June 30, 2006)                   2,900              1,100
  Additional paid-in capital                                                26,100              9,900
  Deficit accumulated during development stage                             (20,277)                --
                                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         8,723             11,000
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $ 13,723           $ 11,000
                                                                          ========           ========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   August 4, 2005
                                         Six Months           Three Months           (inception)
                                           Ended                 Ended                through
                                          Dec. 31,              Dec. 31,              Dec. 31,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------

TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                     13,287                10,362                13,287
  Professional Fees                            6,990                 2,050                 6,990
                                         -----------           -----------           -----------

TOTAL OPERATING COSTS                         20,277                12,412                20,277
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (20,277)          $   (12,412)          $   (20,277)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)          $     (0.01)
                                         ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,903,226             2,723,913             1,903,226
                                         ===========           ===========           ===========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                   August 4, 2005
                                                               Six Months        Three Months        (inception)
                                                                 Ended              Ended             through
                                                                Dec. 31,           Dec. 31,           Dec. 31,
                                                                  2006               2006               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(20,277)          $(12,412)          $(20,277)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposit
    Increase (Decrease) in Loan from Director                      5,000              5,000              5,000
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,277)            (7,412)           (15,277)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                            --                 --                 --
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         2,900              1,800              2,900
  Additional paid-in capital                                      26,100             16,200             26,100
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       29,000             18,000             29,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   13,723             10,588             13,723

CASH AT BEGINNING OF PERIOD                                           --              3,135                 --
                                                                --------           --------           --------

CASH AT END OF PERIOD                                           $ 13,723           $ 13,723           $ 13,723
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --                 --           $     --
                                                                ========           ========           ========

                             See Accompanying Notes

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has taken initial steps in its business plan by renting retail space, commencing the space design phase, planning recipes, and evaluating the timing of its planned retail store opening.

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

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from August 4, 2005 (date of inception) to December 31, 2006 and generated no revenues and ($20,277) in losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $13,723 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, and she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Maribel Jaramillo, sole officer and director of the Company, was not be paid for any underwriting services that she performed on behalf of the Company with respect to the Company's upcoming SB-2 offering.

While the Company is seeking additional capital, Ms. Jaramillo has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Jaramillo was $ 5,000 on December 31, 2006.

NOTE 6. INCOME TAXES

                                                             As of Dec. 31, 2006
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $(20,277)
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                           0
     Valuation allowance                                            20,277
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2006, the Company has net operating loss carryforwards of $ 20,277. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                              LA BURBUJA CAFE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On June 27, 2006 the Company issued a total of 1,100,000 shares of common stock to a director for cash in the amount of $0.01 per share for a total of $11,000.

On October 10, 2006 the Company issued a total of 1,800,000 shares of common stock to 45 non-affiliated shareholders for cash in the amount of $0.01 per share for a total of $18,000.

As of December 31, 2006 the Company had 2,900,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 50,000,000 shares authorized; 2,900,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at December 31, 2006 was $13,732. In order to satisfy our cash requirements we were required to complete our offering of up to 1,800,000 shares registered pursuant to our SB-2 Registration Statement which became effective on August 28, 2006. We have sold the shares at the offering price of $0.01 for proceeds of $18,000 and closed the offering.

For the period from inception to December 31, 2006, we had no revenues and incurred net operating losses of $20,277, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and compliance with our reporting obligations.

Net cash provided by financing activities since inception through December 31, 2006 was $29,000, comprised of $11,000, raised from the private sale of stock to our officer and director and $18,000 from the offering.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

We have taken initial steps in our business plan and have incurred a total deficit of $20,277 in pursuing our business plan goals through December 31, 2006. We believe our current cash balance of $13,723 is sufficient to continue our company's initial operations for the next twelve months. Our director has verbally agreed to loan the company additional funds as are necessary for our operations. Our director has not made any formal commitment, arrangement, or legal obligation to continue to provide funding to our company. To date, our director has loaned our company $5,000 on an interest free basis.

We began the design phase to setup our proposed retail site with the intention of creating a soothing environment for customers to relax and enjoy their coffee and pastry's. During the three months ended December 31, 2006, we paid $12,412 for professional services, filings, and operating expenses to advance our proposed business plan.

During January 2007, management has continued our limited operations and decided to reevaluate our business model and the timing of our retail facility opening. We are now in the process of considering various operating step options and possible business plan changes in order to provide the most near-term benefits to our shareholders.

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

January 30, 2007                   La Burbuja Cafe, Inc.


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

January 30, 2007                   La Burbuja Cafe, Inc.


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