Form 10QSB
period 2007-03-31
WaferGen Bio-systems, Inc.
filed 2007-05-11
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-136424

WaferGen Bio-systems, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-3699764
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

7710 Hazard Center Drive, Suite E-301
San Diego, CA 92108	Telephone: (775) 352-4056
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 11,277,782 shares of common stock issued and outstanding at April 16, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

WAFERGEN BIO-SYSTEMS, Inc.

TABLE OF CONTENTS	PAGE #

Review Report	1

Financial Statements

Balance Sheet	2

Statement of Operations	3

Statement of Cash Flows	4

Notes to Financial Statements	5 - 10

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	Mar 31,	June 30,
	2007	2006
ASSETS

Current Assets
Cash	$-	$11,000
Deposits	-	-

Total Current Assets	-	11,000

	$-	$11,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	51,084	-
Due to Director	-	-

Total Current Liabilities	51,084	-
Total Liabilities	51,084	-

Stockholders' Equity (Deficit)
Preferred Stock, ($0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock, ($0.001 par value, 300,000,000 shares authorized;
11,277,782 and 1,100,000 shares issued and outstanding respectively as of March 31, 2007 and June 30, 2006)	11,278	1,100
Additional paid-in capital	26,100	9,900
Deficit accumulated during development stage	(88,462)	-
Total Stockholders' Equity (Deficit)	(51,084)	11,000
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$(0)	$11,000

See Accompanying Notes

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations

			August 4, 2005
	Nine Months	Three Months	(inception)
	Ended	Ended	through
	Mar. 31,	Mar. 31,	Mar. 31,
	2007	2007	2007
Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	57,099	43,812	57,099
Professional Fees	22,985	15,995	22,985

Total Operating Costs	80,084	59,807	80,084

Net Income (Loss)	(80,084)	$(59,807)	$(80,084)

Basic earnings (loss) per share	(0.03)	$(0.01)	$(0.03)

Weighted average number of
common shares outstanding	3,138,889	5,692,594	3,138,889

See Accompanying Notes

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Nine Months Ended Mar. 31, 2007	Three Months Ended Mar. 31, 2007	August 4, 2005(inception) through Mar. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(80,084)	$(59,807)	$(80,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Loan from Director		(5,000)
Increase (Decrease) in Accounts Payable	51,084.00	51,084	51,084

Net cash provided by (used in) operating activities	(29,000)	(13,723)	(29,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	2,900		2,900
Additional paid-in capital	26,100		26,100

Net cash provided by (used in) financing activities	29,000	-	29,000

Net increase (decrease) in cash	-	(13,723)	-

Cash at beginning of period	-	13,723	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	-	$-

See Accompanying Notes

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

WaferGen Bio-systems, Inc. (the “Company”) was incorporated in the State of Nevada on August 4, 2005 as Scuttlebutt Yachts, Inc. On June 20, 2006 the name was changed to La Burbuja Cafe, Inc. On January 31, 2007 the name was changed to WaferGen Bio-systems, Inc.

The Company is a development stage company. To date, the Company’s activities have been limited to its formation and the raising of equity capital pursuant to an SB-2 Registration Statement, declared effective on August 28, 2006 and a private placement on June 27, 2006.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

b.  Fiscal Periods

The Company’s fiscal year end is June 30.

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash or cash equivalents at March 31, 2007.

e.  Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

f.  Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.  Segmented Reporting

SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

h.  Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

i.  Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

j.  Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.  Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

l.  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2007.

m.  Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;

(ii)	Delivery has occurred;

(iii)	The fee is fixed or determinable; and

(iv)	Revenue is reasonably assured.

NOTE 3 -	CAPITAL STOCK

a)  Authorized Stock:

The Company has authorized 300,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

The Company has also authorized 10,000,000 preferred shares with a par value of $0.001 per share.

b) Share Issuance:

On June 27, 2006 the Company issued a total of 1,100,000 shares of common stock to a director for cash in the amount of $0.01 per share for a total of $11,000.

NOTE 3 -	CAPITAL STOCK (continued)

On October 10, 2006 the Company issued a total of 1,800,000 shares of common stock to 45 non-affiliated shareholders for cash in the amount of $0.01 per share for a total of $18,000.

On January 31, 2007 our Board of Directors declared a 3.8888889 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was February 23, 2007 and the payment date was March 2, 2007.

As of March 31, 2007 the company had 11,277,782 common stock shares issued and outstanding.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

On January 31, 2007, the Company's Board of Directors and stockholders adopted the 2007 Stock Option Plan (the "2007 Plan").  The purpose of the 2007 Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the Company's development and financial success.  Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan shall be administered by the Company's Board of Directors. As of March 31, 2007, there were no stock options outstanding under the 2007 Plan.

The Company has no warrants or other dilutive securities.

NOTE 4 -	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2007, the Company has an accumulated deficit of $59,807, no working capital and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

NOTE 5 -	INCOME TAXES

The Company has incurred operating losses of $59,807, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	March 31, 2007
Net operating loss (from inception to March 31, 2007)	$80,804
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	27,228
Valuation allowance	(27,228)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6 -	NEW ACCOUNTING PRONOUNCEMENTS

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).” This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

NOTE 6 -	NEW ACCOUNTING PRONOUNCEMENTS (continued)

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

We are a development stage company. Our activities to date have been limited to capital formation, organization and development of its business plan. The Company has taken initial steps in its business plan by renting retail space, commencing the space design phase, planning recipes, and evaluating the timing of its planned retail store opening.

Recently, we have redirected our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. As previously reported, we are currently engaged in discussions with Wafergen Inc., regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Wafergen Inc., on January 31, 2007 we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will adopt a name not similar to Wafergen Inc.

Results of Operations

We had no cash in the bank at March 31, 2007. For the period from inception to March 31, 2007, we had no revenues and had an operating deficit of $(80,804). Our largest expenses to date have been in connection with preparation and filing of our registration statement, compliance with our reporting obligations, and certain other professional fees.

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

D. Use Of Estimates And Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the specified period.

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

Liquidity

On June 27, 2006, we sold 1.1 million shares of our common stock to Maria Maribel Jaramillo De La O, our then sole officer and director at $0.01 per share for proceeds of $11,000.

Pursuant to a public offering of our common stock, on October 10, 2006, we sold 1.8 million shares of our common stock at $0.01 per share for proceeds of $18,000.

We had no cash in the bank as of March 31, 2007.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. We intend to fund ongoing operations through equity financing arrangements, which may be insufficient to fund our cash requirements for the year. Currently we have no plans for additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders.

On January 31, 2007, stockholders representing 58.6% of our issued and outstanding capital stock executed written consents in lieu of a meeting approving an amendment and restating of our Articles of Incorporation (“Amendment”). Consents from additional stockholders were not solicited. There were no abstentions or broker non-votes.

Such stockholders

(i)	approved an amendment and restatement of our Articles of Incorporation (“Amendment”); and

(ii)
approved the creation of our 2007 Stock Option Plan which provides for the issuance of both Nonstatutory and Incentive Stock Options and other awards to acquire up to 2 million shares of our common stock.

Item 5. Other Information.

As previously disclosed, on January 31, 2007, our Board of Directors declared a 3.8888889 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was February 23, 2007, and the payment date was March 2, 2007.

On the same date, we filed the Amendment with the Secretary of State of the State of Nevada. Pursuant to the Amendment, we increased our authorized capital stock to 310 million shares, par value $0.001 of which 300 million shall be common stock and 10 million shares shall be preferred stock. The Amendment also changed our name to WaferGen Bio-systems, Inc.

The Amendment and name change were the result of our decision in January 2007 to de-emphasize our prior business plan. In this regard, as previously reported on February 1, 2007, Maria Maribel Jaramillo De La O resigned as an officer of our, but remained as one of our directors On such date, Matthew Markin became one of our directors and our sole officer.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer (1)

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer (2)

(1)	Included in Exhibit 31.1 filed herewith

(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WaferGen Bio-systems, Inc.

Date: May 11, 2007	By:	/s/ Matthew Markin
Name: Matthew Markin
Title: President