Form 10QSB
period 2007-06-30
WaferGen Bio-systems, Inc.
filed 2007-08-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission file number: 333-136424

WaferGen Bio-systems, Inc.
(Exact Name of Small Business Issuer in Its Charter)

Nevada	20-3699764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Bayside Technology Center 46531 Fremont Blvd. Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

(510) 651-4450
(Issuer’s Telephone Number)

46531 Fremont Blvd., Fremont, CA 94538
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2007, there were 23,217,846 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$8,126,740	$36,158
Accounts receivables	34,936	34,429
Inventories	45,870	—
Prepaid expenses and other current assets	1,046,973	11,056

Total current assets	9,254,519	81,643

Property and equipment, net	73,111	50,259

Other assets	2,570	2,570

Total assets	$9,330,200	$134,472

Liabilities, Series B Preferred Stock, and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$950,285	$393,188
Accrued rent	4,835	—
Accrued payroll	149,471	150,000
Accrued vacation	119,528	21,396
Due to related party	21,999	61,588

Total current liabilities	1,246,118	626,172

Commitments and contingencies	—	—

Series B Preferred Stock, $0.0001 par value; 7,000,000 shares authorized; none and 2,052,552 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	1,663,942

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none and 5,915,219 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	592
Common Stock: $0.001 par value; 300,000,000 shares authorized; 23,222,975 and 3,495,950 shares issued and outstanding at June 30, 2007 and December 31,2006	23,223	3,496
Additional paid-in capital	16,048,693	3,783,515
Accumulated deficit	(7,987,834)	(5,943,245)

Total stockholders’ equity (deficit)	8,084,082	(2,155,642)

Total liabilities, Series B Preferred Stock, and stockholders’ equity (deficit)	$9,330,200	$134,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Period From October 22, 2002 (Inception) to June 30, 2007

Revenues	$300	$—	$60,760	$9,900	$126,055

Cost of revenues and expenses	884,231	488,106	1,882,606	876,651	7,679,652

Operating loss	(883,931)	(488,106)	(1,821,846)	(866,751)	(7,553,597)

Other income and (expenses):
Interest income	15,781	—	15,781	—	15,781
Interest expense	(143,724)	—	(186,526)	—	(294,020)

Total other income (expenses)	(127,943)	—	(170,745)	—	(278,239)

Net loss before provision for income taxes	(1,011,874)	(488,106)	(1,992,591)	(866,751)	(7,831,836)

Provision for income taxes	—	—	—	—	—

Net loss	(1,011,874)	(488,106)	(1,992,591)	(866,751)	(7,831,836)

Accretion on Series B Preferred Stock	(20,799)	(26,000)	(51,998)	(52,000)	(155,998)

Net loss applicable to common stockholders	$(1,032,673)	$(514,106)	$(2,044,589)	$(918,751)	$(7,987,834)

Net loss per share - basic and diluted	$(0.10)	$(0.15)	$(0.30)	$(0.27)

Shares used to compute net loss per share - basic and diluted	10,107,941	3,431,146	6,886,433	3,420,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of October 22, 2002	—	$—	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	—	—

Balances as of December 31, 2002	—	$—	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2003	—	$—	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	(533,985)	(533,985)

Balances as of December 31, 2003	—	$—	—	$—	—	$—	$—	$(533,985)	$(533,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2004	—	$—	—	$—	—	$—	$—	$(533,985)	$(533,985)

Issuance of Common Stock in June for cash	—	—	—	—	2,483,610	2,484	(2,024)	—	460

Stock-based compensation	—	—	—	—	—	—	1,242	—	1,242

Net loss	—	—	—	—	—	—	—	(1,124,360)	(1,124,360)

Balances as of December 31, 2004	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest	—	—	5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June 2006 for cash	—	—	—	—	8,099	8	(7)	—	1

Stock-based compensation	—	—	—	—	—	—	33,313	—	33,313

Accretions on Series B Preferred Stock	—	52,000	—	—	—	—	—	(52,000)	(52,000)

Net loss	—	—	—	—	—	—	—	(866,751)	(866,751)

Balances as of June 30, 2006	2,052,552	$1,611,942	5,915,219	$592	3,437,910	$3,438	$3,174,805	$(4,071,545)	$(892,710)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as July 1, 2006	2,052,552	$1,611,942	5,915,219	$592	3,437,910	$3,438	$3,174,805	$(4,071,545)	$(892,710)

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	608,763	—	608,763

Accretions on Series B Preferred Stock	—	52,000	—	—	—	—	—	(52,000)	(52,000)

Net loss	—	—	—	—	—	—	—	(1,819,700)	(1,819,700)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to Wafergen, Inc.;'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	169,752	—	169,752

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Net loss	—	—	—	—	—	—	—	(1,992,591)	(1,992,591)

Balances as of June 30, 2007	—	$—	—	$—	23,222,975	$23,223	$16,048,693	$(7,987,834)	$8,084,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	Period From October 22, 2002 (Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,992,591)	$(866,751)	$(7,831,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,769	11,790	81,415
Stock-based compensation	169,752	33,313	821,645
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	171,053	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(507)	—	(34,936)
Inventories	(45,870)	—	(45,870)
Prepaid expenses and other current assets	(1,035,917)	4,308	(1,046,973)
Other assets	—	—	(2,570)
Accounts payable	557,097	(2,165)	950,285
Accrued liabilities	4,835	—	4,835
Accrued payroll	(529)	—	149,471
Accrued vacation	98,132	1,244	119,528

Net cash used in operating activities	(2,060,776)	(818,261)	(6,506,459)

Cash flows from investing activities:
Purchase of property and equipment	(36,621)	—	(154,526)

Net cash used in investing activities	(36,621)	—	(154,526)

Cash flows from financing activities:
Advances from (repayments to) related party, net	21,999	1,049	83,587
Proceeds from issuance of notes payable	688,412	—	3,665,991
Repayments on notes payable	(510,000)	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	66,037	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	1,559,942	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	9,921,531	2	9,922,168

Net cash provided by financing activities	10,187,979	1,560,993	14,787,725

Net increase in cash	8,090,582	742,732	8,126,740

Cash and cash equivalents at beginning of the period	36,158	193,843	—

Cash and cash equivalents at end of the period	$8,126,740	$936,575	$8,126,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002.

Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006 the name was changed to La Burbuja Café, Inc. On January 1, 2007 the name was changed to WaferGen Bio-systems, Inc.

Merger - On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc. In the transactions, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly-owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”). The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of Wafergen, Inc. along with newly elected board members.

Concurrent with the closing of the Merger, WaferGen Bio-systems, Inc. consummated a private offering (the “Offering”) of 7,178,444 units of its securities (the “Units”), at a purchase price of $1.50 per Unit, consisting of an aggregate of 7,178,447 shares of Common Stock and warrants to purchase an aggregate of an additional 2,153,533 share of Common Stock for a period of five years at an exercise price of $2.25 per share (the “Investor Warrants”), which Investor Warrants are callable by the Company under certain circumstances.

On June 12, 2007, WaferGen Bio-systems, Inc. sold an additional 830,000 Units consisting of an aggregate of 830,001 shares of Common Stock and warrants to purchase an aggregate of 249,000 shares of Common Stock.

Wafergen, Inc. issued notes payable to a stockholder, our Chief Executive Officer, in the aggregate amount of $750,000. Rather than accepting cash consideration for Units acquired by the same individual, the Company agreed to issue at the fist closing 160,000 Units at a rate of one Unit for each $1.50 of debt in consideration of his cancellation of $240,000 of existing notes payable.

A summary is as follows:

Gross proceeds from initial offering	$10,767,668
Gross proceeds from additional offering	1,245,000

Gross proceeds	12,012,668

Offering costs:
Paid	(1,851,637)
Issuance of warrants to placement agent	(66,319)

Total offering costs	(1,917,956)

Gross proceeds less offering costs	10,094,712

Issuance of warrants to placement agent	66,319

Cancellation of debt	(240,000)

Net proceeds	$9,921,031

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Contemporaneously with the closing of the Merger, WaferGen Bio-systems, Inc. executed a Split-Off Agreement with certain shareholders whereby all the assets and liabilities of WaferGen Bio-systems, Inc. just prior to the Merger were exchanged for 4,277,778 shares of common stock of WaferGen Bio-systems, Inc. In addition, Wafergen, Inc. Series A Preferred Stock, Series B Preferred Stock, and Common Stock was converted into Common Stock of Wafergen Bio-systems, Inc. based on an exchange ratio of .53991522 for 1.

A summary of the Common Stock outstanding of WaferGen Bio-systems, Inc. subsequent to the above is as follows:

WaferGen Bio-systems, Inc. shares outstanding prior to the Merger	11,277,782
Shares issued to Wafergen, Inc. shareholders	8,214,523
Shares issued in the Offering	8,008,448
Shares cancelled in accordance with the Split-off Agreement	(4,277,778)

Total shares outstanding	23,222,975

WaferGen Bio-systems, Inc. also assumed all outstanding Wafergen, Inc.’s stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .53991522 for 1.

The transaction between WaferGen Bio-systems, Inc. and Wafergen, Inc. has been treated as a reverse merger and recapitalization of Wafergen, Inc. for reporting purposes. Wafergen, Inc. is the acquirer for accounting purposes. WaferGen Bio-systems, Inc. is the issuer. The historical financial statements for periods prior to the acquisition become those of the acquirer. In a recapitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) is engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip™ and SmartSlide™ products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

Management’s Plan - The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Going Concern - The Company's consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be co assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2006 included in our Form 8-K filed with the Securities and Exchange Commission on June 5, 2007, as amended. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations and cash flows for the six month ended June 30, 2007 and June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Reclassification - Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.

Stock-Based Compensation -The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The fair value of each option grant has been estimated using the following assumptions:

	June 30,	June 30,
	2007	2006

Weighted-average grant date fair value	$0.37	$0.74

Risk free interest rate	4.85%	5.07%

Expected lives	5 Years	5 Years

Expected volatility	20%	21%

Dividend yields	0%	0%

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Risk-free interest rate - This is the U.S treasury rate for the day of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected lives - This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting term, the contractual term, and the historical lives. An increase in the expected life will increase the fair value and the related compensation expense.

Expected volatility - This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The average daily price volatility of the Small Cap Medical Equipment was used for the retrospective period corresponding to the expected life. An increase in the expected volatility will increase the fair value and the related compensation expense.

Dividend yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Comprehensive Loss - The Company has no components of comprehensive income (loss) other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of June 30, 2007 and 2006.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Shares issuable upon exercise of common stock options	875,923	275,940	644,331	275,940
Shares issuable upon exercise of Series A Preferred Stock Option	—	212,730	—	212,730
Shares issuable upon exercise of Common Stock warrants	43,098	—	43,098	—
Shares issuable upon conversion of preferred stock	3,037,732	4,301,921	4,113,212	4,024,870

Denominator for basic and diluted calculations	3,956,753	4,790,591	4,800,641	4,513,540

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of June 30, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operation were required.

Recent Accounting Pronouncements -In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

3.	Inventories

Inventories consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Finished goods	$45,870	$—

Inventories	$45,870	$—

4.	Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Equipment	$127,348	$110,405
Leasehold improvements	19,678	—
Furniture and fixtures	7,500	7,500

Total property and equipment	154,526	117,905

Less accumulated depreciation and amortization	(81,415)	(67,646)

Property and equipment, net	$73,111	$50,259

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Depreciation and amortization expense totaled $7,062 and $5,895 for the three months ended June 30, 2007 and 2006, $13,769 and $11,790 for the six months ended June 30, 2007 and 2006, and $81,415 for the period from inception to June 30, 2007.

5.	Notes Payable

The activity in the notes payable to a stockholder, our Chief Executive Officer, for the six months ended June 30, 2007 is as follow:

Due to related party converted into a note payable	$61,588
Cash received in exchange for notes payable to a stockholder	688,412

Total notes payable to a stockholder	750,000
Cancellation of notes payable to a stockholder in exchange for Units	(240,000)
Repayment of notes payable to a stockholder	(510,000)

Notes payable to a stockholder outstanding at June 30, 2007	$—

In conjunction with the issuance of the notes payable to the stockholder, the Company issued warrants to purchase a total of 213,816 shares, 115,442 shares post-merger, of its Series B Preferred Stock at an exercise price of $0.76 per share, $1.41 per share post-merger. The warrants are exercisable for a period of five years. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 21%, a contractual life of five years, a zero dividend rate, 4.67% risk free interest rate, and the fair value of the Series B Preferred Stock of $1.40 per share, the Company determined the allocated fair value of the warrants to be $171,053. This amount was recorded as a discount on the notes payable to a stockholder and is being amortized and charged to operations as interest expense over the maturity periods of the notes payable to the stockholder. Interest expense totaled $132,895 for the three months ended June 30, 2007, $171,053 for the six months ended June 30, 2007, and $171,053 for the period from inception to June 30, 2007.

Interest expense, including amortization of the discount on the note payable to a stockholder, totaled $143,724 for the three months ended June 30, 2007, $186,526 for the six months ended June 30, 2007, and $186,526 for the period from inception to June 30, 2007.

6.	Common and Preferred Stock

Common Stock - Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. Since inception, no dividends have been declared.

Preferred Stock - The cumulative amount of Series B Preferred Stock dividends that are unearned and undeclared prior to the Merger were $155,998.

Prior to the Merger, the carrying amount of Series B Preferred Stock included accretions related to the liquidation and redemption feature in the amount of $155,998.

7.	Stock Options and Warrants

In 2003, Wafergen, Inc.’s Board of Directors adopted a 2003 Incentive Stock Plan (the “2003 Plan”).

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The 2003 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

In November 2006, Wafergen, Inc. increased the aggregate number of shares of Common Stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase.

Upon completion of the Merger, WaferGen Bio-systems, Inc. also assumed all outstanding Wafergen, Inc.’s stock options with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .53991522 for 1. In addition, the 2003 Plan was frozen resulting in no additional options available for grant.

A summary of stock option transactions under the 2003 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	1,500,000	—	$—
Granted	(510,000)	510,000	0.0001
Forfeited	245,000	(245,000)	0.0001

Balance at December 31, 2003	1,235,000	265,000	0.0001
Granted	(185,000)	185,000	0.0028
Forfeited	30,000	(30,000)	0.0001

Balance at December 31, 2004	1,080,000	420,000	0.0013
Granted	(120,000)	120,000	0.0100

Balance at December 31, 2005	960,000	540,000	0.0032
Additional shares reserved	1,000,000	—	—
Granted	(356,000)	356,000	0.0800
Exercised	—	(70,000)	0.0001
Forfeited	65,000	(65,000)	0.0247

Balance at December 31, 2006	1,669,000	761,000	0.0376
Granted	(530,000)	530,000	0.2484
Exercised	—	(50,000)	0.0100
Exchange ratio adjustment	—	(570,965)	—
Plan frozen	(1,139,000)	—	—

Balance at June 30, 2007	—	670,035	$0.2384

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On January 31, 2007, WaferGen Bio-systems, Inc.’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the "2007 Plan"). The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan shall be administered by the Company's Board of Directors.

A summary of stock option transactions under the 2007 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	2,000,000	—	$—
Granted	(1,260,000)	1,260,000	1.76

Balance at June 30, 2007	740,000	1,260,000	$1.76

The following table summarizes information concerning outstanding options as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2007	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$0.0002	137,678	6.30	$0.0002	126,149	6.24	$0.0002
0.0185	64,790	8.17	0.0185	31,045	8.17	0.0185
0.1482	184,111	9.13	0.1482	21,079	9.10	0.1482
0.4630	283,456	9.58	0.4630	31,270	9.48	0.4630
1.5000	800,000	9.92	1.5000	—	9.92	1.5000
2.2000	460,000	10.00	2.2000	—	10.00	2.2000

	1,930,035	9.50	$1.2289	209,543	7.30	$0.0869

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2007:

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value

Unvested at January 1, 2007	249,902	$1.81
Granted	1,546,155	0.72
Vested	(75,565)	1.59

Unvested at June 30, 2007	1,720,492	$0.85

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s estimated stock price at June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2007. The aggregate intrinsic value for options outstanding was $1,970,823 at June 30, 2007 and the aggregate intrinsic value for options exercisable was $381,391 at June 30, 2007. The aggregate intrinsic value for options exercised was $69,500.

The Company has issued restricted Common Stock grants. The restricted Common Stock grants offer the recipient the opportunity to receive shares of Common Stock, rather than options that would give them the right to purchase Common Stock at a set price. The restricted Common Stock grants entitle the holder to receive shares of Common Stock subject to certain terms. The Company’s restricted Common Stock generally has vesting restrictions that are eliminated over a four-year period.

The Company determined the amount of share-based compensation in connection with the restricted stock grants based on the fair value of the Company’s Common Stock on the respective grant dates. The restricted stock awards totaled 355,000 shares, 191,670 shares post-merger, and the fair market value at grant date ranged from $0.75 to $1.50. The compensation is being charged to operations over the same period as the restrictions are eliminated.

Amounts expensed for stock-based compensation totaled $97,168 and $16,656 for the three months ended June 30, 2007 and 2006, $169,752 and $33,313 for the six months ended June 30, 2007 and 2006, and $821,645 for the period from inception to June 30, 2007.

At June 30, 2007, there was $1,307,015 of total stock-based compensation costs which is expected to be recognized over an estimated weighted average amortization period from July 2007 to June 2011. No amounts related to stock-based compensation costs have been capitalized. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In November 200, the Company issued fully vested Series A Preferred Stock option exercisable into 471,698 shares of Series A Preferred Stock to a founder. The option is immediately exercisable into shares of Series A Preferred Stock at a per share price of $0.14 and expire on any date during the earlier of (i) calendar year 2007 and (ii) the calendar year in which a change in control has occurred. The Company determined the fair market value of the option to be $575,450 using the following assumptions: risk free interest rate of 4.60%, no dividend yield, expected volatility of 21%, and an expected life of one year. Amounts expensed were $575,450 for the period from inception to March 31, 2007. In February 2007, this option was exercised.

In May 2007 and June 2007, the Company issued fully vested Common Stock warrants exercisable into 513,926 shares of Common Stock to a placement agent in connection with the Offering. The warrants are immediately exercisable into shares of Common Stock at a per share price of $2.25 and expire in May and June of 2012. The Company determined the fair market value of the warrants to be $66,319 using the following assumptions: fair market value of common stock of $1.50 for first closing and $1.70 for second closing, risk free interest rate of 4.85%, no dividend yield, expected volatility of 20%, and an expected life of two and one-half years. This amount was recorded as offering costs.

A summary of outstanding Common Stock Warrants as of June 30, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,402,533	$2.25	May and June 2012
Common Stock	513,926	$2.25	May and June 2012

Total	3,031,901

8.	Related Party Transactions

At June 30, 2007, $21,999 is owed to a stockholder.

In January 2007, amounts due to stockholder of $61,588 were converted into a note payable.

See Note 5 for additional details of notes payable to a stockholder.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	Cash Flow Information

Cash paid during the six months ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 is as follows:

			Period From
	Six	Six	October 22,
	Months	Months	2002
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007

Interest	$15,473	$—	$15,473

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 is as follows:

			Period From
	Six	Six	October 22,
	Months	Months	2002
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007

Accretions on Series B Preferred Stock	$51,998	$52,000	$155,998

Conversion of due to a stockholder to notes payable	$61,588	$—	$61,588

Issuance of warrants with notes payable	$171,053	$—	$171,053

Conversion of debt to Common Stock	$240,000	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$2,977,579	$2,977,579

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Cautionary Factors That May Affect Future Results” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Recent Events

Prior to May 31, 2007, we were formed as a Nevada corporation on August 4, 2005 for the purpose of establishing small coffee and pastry shops in tourist hotels or areas surrounding tourist hotels at resort destinations throughout Mexico. We have been the development stage since its inception and had minimal business operations. On May 31, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a privately held Delaware Corporation, WaferGen, Inc. (“WaferGen”), with such private company being the surviving company. For financial reporting purposes, WaferGen, and not us, is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of WaferGen and do not include our historical financial results. The merger is being accounted for as a reverse acquisition and recapitalization of WaferGen for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the merger will be those of WaferGen and will be recorded at the historical cost basis of WaferGen, and the consolidated financial statements after completion of the merger will include our assets and liabilities and the assets and liabilities of WaferGen, historical operations of WaferGen and our operations from the closing date of the merger.

Company Overview

WaferGen was incorporated in Delaware on October 22, 2002. WaferGen is engaged in the development, manufacture and sale of systems for gene expression, genotyping and stem-cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. WaferGen’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. Through the SmartChip™ System and SmartSlide™ System products, WaferGen plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research.

WaferGen’s revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects its customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect WaferGen’s revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in WaferGen’s revenue and net income or loss, WaferGen believes that quarterly comparisons of its operating results are not a good indication of future performance.

Since inception, WaferGen has incurred substantial operating losses. As of June 30, 2007, WaferGen’s accumulated deficit was $7,987,834 and the total stockholders’ equity was $8,084,082. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and six months ended June 30, 2007 and 2006, respectively:

WAFERGEN BIO-SYSTEMS, INC
(A Development Stage Company)

Condensed Consolidated Statementsof Operations(Unaudited))

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$300	$-	$60,760	$9,900

Cost of revenues and expenses	884,231	488,106	1,882,606	876,651

Operating loss	(883,931)	(488,106)	(1,821,846)	(866,751)

Interest income	15,781	-	15,781	-
Interest expenses	(143,724)	-	(186,526)	-

Net loss before taxes	(1,011,874)	(488,106)	(1,992,591)	(866,751)

Provision for income taxes	-	-	-	-

Net loss	(1,011,874)	(488,106)	(1,992,591)	(866,751)

Accretion on Series B preferred stock	(20,799)	26,000	51,998	52,000

Net loss applicable to common stock	$(1,032,673)	$(462,106)	$(1,940,593)	$(814,751)

Revenues

The following table presents our revenue for the three months and six months ended June 30, 2007 and 2006, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	% Change	2007	2006	% Change

$ 300	$-	N/A	$60,760	$9,900	513.74%

During the three months ended June 30, 2007, WaferGen generated $300 in revenue, compared to no revenue during the three months ended June 30, 2006. WaferGen has recently begun selling its SmartSlide™ products, allowing it to generate minimal revenue for the first time since inception.

During the six months ended June 30, 2007, WaferGen generated $60,760 in revenue, compared to $9,900 during the six months ended June 30, 2006. WaferGen has recently begun selling its SmartSlide™ products, allowing it to generate minimal revenue for the first time since inception.

Costs of Revenues and Expenses

The following table presents our cost of revenue and expenses for the three months and six months ended June 30, 2007 and 2006, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	% Change	2007	2006	% Change

$ 884,231	$488,106	81.16%	$1,882,606	$876,651	114.75%

Cost of revenues and expenses increased $395,825 or 81%, to $883,931, for the three months ended June 30, 2007, from $488,106 for the three months ended June 30, 2006. The increase resulted primarily from:

•	An increased head count resulting in greater salaries and wages;

•	An increase in research and development supplies used for product development and testing; and move to a new facility with more purchase of lab equipment, and

•	An increase in stock-based compensation associated with the issuance of restricted common stock, warrants, and stock options.

WaferGen’s research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of its products. WaferGen expenses its research and development expenses as they are incurred. WaferGen believes a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, WaferGen expects its research and development expenses to increase in absolute dollars as it expands its product base.

WaferGen’s selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. WaferGen expects its selling, general, and administrative expenses to increase in absolute dollars as it expands its staff, develops its sales and marketing infrastructure and incurs additional costs to support the growth in its business.

Cost of revenues and expenses increased $1,005,655 or 115%, to $1,882,306, for the six months ended June 30, 2007, from $876,651 for the six months ended June 30, 2006. The increase resulted primarily from:

•	An increased head count resulting in greater salaries and wages;

•	An increase in research and development supplies used for product development and testing; and move to a new facility with more purchase of lab equipment, and

•	An increase in stock-based compensation associated with the issuance of restricted common stock, warrants, and stock options.

WaferGen’s research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of its products. WaferGen expenses its research and development expenses as they are incurred. WaferGen believes a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, WaferGen expects its research and development expenses to increase in absolute dollars as it expands its product base.

WaferGen’s selling, general and administrative expenses consist primarily of personnel costs for sales and marketing, finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. WaferGen expects its selling, general, and administrative expenses to increase in absolute dollars as it expands its staff, develops its sales and marketing infrastructure and incurs additional costs to support the growth in its business

Operating Loss

The following table presents our operating loss for the three months and six months ended June 30, 2007 and 2006, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	% Change	2007	2006	% Change

$ 883,931	$488,106	81.09%	$1,821,846	$866,751	110.19%

WaferGen’s operating loss increased $395,825 or 81%, to $883,931 for the three months ended June, 2007, from $488,106 for the three months ended June 30, 2006. This increase in our operating loss was attributable to an increase in costs of revenues and expenses.

WaferGen’s operating loss increased $955,095 or 109%, to $1,821,846 for the six months ended June, 2007, from $866,751 for the six months ended June 30, 2006. This increase in our operating loss was attributable to an increase in costs of revenues and expenses.

Interest Expense

The following table presents our interest expense for the three months and six months ended June 30, 2007 and 2006, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	% Change	2007	2006	% Change

$ 143,724	$-	N/A	$186,526	$-	N/A

Interest expense was $143,725 for the three months ended June 30, 2007, compared to no interest expense for the three months ended June 30, 2006. This increase was a result of $132,895 of amortization associated with the debt discount and $10,829 of interest expense for a total of $143,724.

Interest expense was $186,526 for the six months ended June 30, 2007, compared to no interest expenses for the three months ended June 30, 2006. This increase was a result of $143,725 of amortization associated with the debt discount and $42,801 of interest expense for a total of $186,526.

Interest Income

The following table presents our interest income for the three months and six months ended June 30, 2007 and 2006, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2007	2006	% Change	2007	2006	% Change

$ 15,781	$-	100.00%	$15,781	$-	100.00%

Interest income was $15,781 for the three months ended June 30, 2007, compared to no interest income for the three months ended June 30, 2006. This increase was the result of excess cash being investing in interest bearing vehicles during the quarter ended June 30, 2007.

Liquidity and Capital Resources

From inception through June 30, 2007, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, and $9,922,168 from the sale of Common Stock, net of offering costs. As of June 30, 2007, we had $8,126,740 in cash and cash equivalents, $8,008,401 in working capital, and no additional capital resources available.

Net Cash Used in Operating Activities

 WaferGen experienced negative cash flow from operating activities for the six months ended June 30, 2007 and June 30, 2006 in the amounts of $2,060,776 and $818,261, respectively. This increase is driven primarily by increased use of cash to fund operating activities and losses.

Net Cash Used in Investing Activities

WaferGen’s investing activities did not use any cash in the three months ended June 30, 2006, compared to using cash of $36,621 to acquire property and equipment in the three months ended June 30, 2007.

Cash Provided by Financing Activities

 WaferGen raised a total of $1,559,942 from the sale of 2,052,552 shares of Series B Preferred Stock during the six months ended June 30, 2006.

On May 31, 2007, Wafegen, Inc. was acquired by WaferGen Bio-system, Inc. In the transactions, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly-owned subsidiary of WagerGen Bio-systems, Inc. (the “Merger”).The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of Wafergen, Inc, along with newly elected board members. In connection with the Merger, we sold 7,178,447 shares of our common stock for gross proceeds of $10,767,668, net cash proceeds of $10,527,668 as $240,000 were issued in exchange for the cancellation of $240,000 of notes payable to a stockholder, through a Private Placement (the “Private Placement”). In addition, these investors received five-year warrants to purchase an additional 2,153,533 shares of our common stock at an exercise price of $2.25 per share. Additionally, on June 12, 2007, as a second closing of the fund raising effort in connection with the Merger, we sold 830,001 shares of our common stock for gross proceeds of $1,245,000 through Private Placement. In addition, these investors received five-year warrants to purchase an additional 249,000 shares of our common stock at an exercise price of $2.25 per share. In connection with the Private Placement, we incurred offering costs with totaled $1,917,956, of which $1,851,637 was paid in cash and $66,319 was due to the issuance of warrants. This resulted in net cash proceeds of $9,921,031 being raised from the Private Placement. In January 2007, we sold 26,996 shares of Common Stock for $500 for combined net cash proceeds of $9,921,531.

In February 2007, we sold 471,698 shares of Series A Preferred Stock for cash proceeds of $66,037.

During the six months ended June 30, 2007, we borrowed $688,412 from a stockholder and isssued notes payable and repaid $510,000 of the notes payable to him.

We expect that the net proceeds from the sale of notes, equity securities and warrants could fund our operations for a period of approximately 12 months. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, additional working capital may be needed if we experience growth above that which is currently foreseen by management. If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $2,501,533 at June 30, 2007. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation. We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The fair value of each option grant has been estimated using the following assumptions:

	June 30, 2007	June 30, 2006

Weighted-average grant date fair value	$0.37	$0.74

Risk free interest rate	4.85%	5.07%

Expected lives	5 years	5 years

Expected volatility	20%	21%

Dividend yields	0%	0%

Risk-free interest rate - This is the United States treasury rate for the day of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected life - This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration vesting term, contractual term, and historical lives. An increase in the expected life will increase the fair value and the related compensation expense.

Expected volatility - This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The average daily price volatility of the Small Cap Medical Equipment Index was used for the period corresponding to the expected life. An increase in the expected volatility life will increase the fair value and the related compensation expense.

Dividend yield - We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

Cautionary Factors That May Affect Future Results

This quarterly report on Form 10-QSB and other written reports and oral statements made by us from time to time may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in our filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings we have identified important factors that could cause actual results to differ from expected or historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

 Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened, legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Current Report on Form 8-K filed with the SEC on May 31, 2007. The risks discussed in our Current Report on Form 8-K could materially affect our business, financial condition and future results. The risks described in our Current Report on Form 8-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously included in our Current Reports on Form 8-K filed with the Securities and Exchange Commission, we have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 13, 2007	By:	/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*  Filed herewith.