Form 10QSB
period 2007-09-30
WaferGen Bio-systems, Inc.
filed 2007-11-13
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

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

NOT APPLICABLE
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

As of November 9, 2007, there were 23,217,846 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes   ☐ No   ☒

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 , 2006 and period from October 22, 2002 (Inception) to September 30,2007	2

	Condensed Consolidated Statements of Stockholders’ Equity for the nine month period ended September 30, 2007 and period from October 22, 2002 (Inception) to September 30, 2007	3

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007, 2006 and period from October 22, 2002 (Inception) to September 30, 2007	10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	26

Item 3.	Controls and Procedures	34

Part II	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

i

PART I
FINANCIAL INFORMATION
 Item 1. Financial Statements

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$6,513,111	$36,158
Accounts receivables	34,923	34,429
Inventories	56,213	—
Prepaid expenses and other current assets	548,180	11,056

Total current assets	7,152,427	81,643

Property and equipment, net	300,224	50,259
Other assets	2,570	2,570
Prepaid expenses	360,000	—

Total assets	$7,815,221	$134,472

Liabilities, Series B Preferred Stock, and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$870,189	$393,188
Accrued rent	12,088	—
Accrued payroll	119,126	150,000
Accrued vacation	140,784	21,396
Current portion of capital lease obligations	29,867	—
Due to related party	32,149	61,588

Total current liabilities	1,204,203	626,172

Capital lease obligations, net of current portion	84,562	—

Commitment and contingencies	—	—

Series B Preferred Stock, $0.0001 par value; 7,000,000 shares authorized; none and 2,052,552 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	1,663,942

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series A Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; none and 5,915,219 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	592

Common Stock: $0.001 par value; 300,000,000 shares authorized; 23,217,846 and 3,495,950 shares issued and outstanding at September 30, 2007 and December 31,2006	23,218	3,496

Additional paid-in capital	16,182,682	3,783,515
Accumulated deficit	(9,679,444)	(5,943,245)

Total stockholders’ equity (deficit)	6,526,456	(2,155,642)

Total liabilities, Series B Preferred Stock, and stockholders’ equity (deficit)	$7,815,221	$134,472

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From October 22, 2002 (Inception) to September 30,
	2007	2006	2007	2006	2007

Revenues	$6,700	$31,500	$67,460	$41,400	$132,755

Cost of sales	1,770	9,390	23,544	12,390	45,294

Gross margin	4,930	22,110	43,916	29,010	87,461

Operating expenses:
Sales and marketing	277,248	38,632	567,218	113,405	719,623
Research and development	728,288	231,793	1,489,994	751,103	5,128,849
General and administrative	773,656	115,896	1,582,812	395,465	3,566,848

Total operating expenses	1,779,192	386,321	3,640,024	1,259,973	9,415,320

Operating loss	(1,774,262)	(364,211)	(3,596,108)	(1,230,963)	(9,327,859)

Other income and (expenses):
Interest income	82,960	—	98,741	—	98,741
Interest expense	(308)	—	(186,834)	—	(294,328)

Total other income and (expenses)	82,652	—	(88,093)	—	(195,587)

Net loss before provision for income taxes	(1,691,610)	(364,211)	(3,684,201)	(1,230,963)	(9,523,446)

Provision for income taxes	—	—	—	—	—

Net loss	(1,691,610)	(364,211)	(3,684,201)	(1,230,963)	(9,523,446)

Accretion on Series B Preferred Stock	—	(26,000)	(51,998)	(78,000)	(155,998)

Net loss applicable to common stockholders	$(1,691,610)	$(390,211)	$(3,736,199)	$(1,308,963)	$(9,679,444)

Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.30)	$(0.38)

Shares used to compute net loss per share - basic and diluted	23,217,846	3,463,072	12,390,059	3,434,553

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Stock-based compensation	—	—	—	—	—	—	49,970	—	49,970

Accretions on Series B Preferred Stock	—	78,000	—	—	—	—	—	(78,000)	(78,000)

Net loss	—	—	—	—	—	—	—	(1,230,963)	(1,230,963)

Balances as of September 30, 2006	2,052,552	$1,637,942	5,915,219	$592	3,481,912	$3,482	$3,191,421	$(4,461,757)	$(1,266,262)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as October 1, 2006	2,052,552	$1,637,942	5,915,219	$592	3,481,912	$3,482	$3,191,421	$(4,461,757)	$(1,266,262)

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	592,106	—	592,106

Accretions on Series B Preferred Stock	—	26,000	—	—	—	—	—	(26,000)	(26,000)

Net loss	—	—	—	—	—	—	—	(1,455,488)	(1,455,488)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to Wafergen, Inc.;'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	303,741	—	303,741

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(3,684,201)	(3,684,201)

Balance as of September 30, 2007	—	$—	—	$—	23,217,846	$23,218	$16,182,682	$(9,679,444)	$6,526,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended		Period From October 22, 2002 (Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(3,684,201)	$(1,230,963)	$(9,523,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,474	17,685	97,120
Non cash miscellaneous income	(5)	—	(5)
Stock-based compensation	303,741	49,970	955,634
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	171,053	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(494)	(34,429)	(34,923)
Inventories	(56,213)	—	(56,213)
Prepaid expenses and other current assets	(897,124)	6,912	(908,180)
Other assets	—	—	(2,570)
Accounts payable	476,693	764	869,881
Accrued rent	12,396	—	12,396
Accrued payroll	(30,873)	—	119,127
Accrued vacation	119,387	1,866	140,783

Net cash used in operating activities	(3,556,166)	(1,188,195)	(8,001,849)

Cash flows from investing activities:
Purchase of property and equipment	(155,063)	—	(272,968)

Net cash used in investing activities	(155,063)	—	(272,968)

Cash flows from financing activities:
Advances from (repayments to) related party, net	32,149	1,757	93,737
Repayment of capital lease obligations	(9,947)	—	(9,947)
Proceeds from issuance of notes payable	688,412	—	3,665,991
Repayments on notes payable	(510,000)	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	66,037	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	1,559,942	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	9,921,531	5	9,922,168

Net cash provided by financing activities	10,188,182	1,561,704	14,787,928

Net increase in cash	6,476,953	373,509	6,513,111

Cash and cash equivalents at beginning of the period	36,158	193,843	—

Cash and cash equivalents at end of the period	$6,513,111	$567,352	$6,513,111

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

Wafergen, Inc. issued notes payable to a stockholder, our Chief Executive Officer, in the aggregate amount of $750,000. Rather than accepting cash consideration for Units acquired by the same individual, the Company agreed to issue at the first closing 160,000 Units at a rate of one Unit for each $1.50 of debt in consideration of his cancellation of $240,000 of existing notes payable.

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

WaferGen Bio-systems, Inc. has agreed to file, within 120 days of the initial closing date of the Offering, May 31, 2007, a registration statement (the “Registration Statement”) registering for resale (i) the shares of common stock included in the units sold in the Offering, (ii) the shares of common stock underlying the warrants included in the units sold and (iii) the shares of common stock underlying the warrants issued to the Placement Agent in connection with the Offering. WaferGen Bio-systems, Inc. will use reasonable efforts to cause the Registration Statement to be declared effective by the SEC no later than 120 days after the date filed. WaferGen Bio-systems, Inc. has agreed to maintain the effectiveness of the Registration Statement until the earlier of the date on which (i) all of the registrable shares may be resold by the selling stockholders thereunder without registration and without regard to any volume limitations by reason of Rule 144(e) under the Securities Act or any other rule of similar effect or (ii) all of the shares have been sold under the Registration Statement or Rule 144 under the Securities Act or any other rule of similar effect. WaferGen Bio-systems, Inc. has agreed to pay monetary penalties equal to one and one-quarter percent (1.25%) of the gross proceeds of the Private Placement for each full month that, among other things, (i) they are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective; provided, that the aggregate of any such penalties shall not exceed fifteen percent (15%) of the gross proceeds of the Private Placement. However, if the Registration Statement is not declared effective by the SEC within 120 days after it is filed, or if the SEC allows the Registration Statement to be declared effective, subject to the withdrawal of certain registrable securities, and the reason for each of the foregoing is the SEC’s determination that (x) the offering of any of the registrable securities constitutes a primary offering by us of our securities, (y) Rule 415 may not be relied upon for the registration of the resale of any or all of the registrable securities, and/or (z) a selling stockholder must be named as an underwriter, the overall limit of partial liquidated damages that a selling stockholder would be entitled to with respect to the registrable securities not registered is an aggregate of 7% of the aggregate purchase price paid by that selling stockholder. No penalties have been accrued at September 30, 2007.

The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. These warrants also provide the holders with weighted-average anti-dilution price protection.

The warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. WaferGen Bio-systems, Inc. will not receive additional proceeds to the extent that warrants are exercised by cashless exercise.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2006 included in our Form 8-K filed with the Securities and Exchange Commission on June 5, 2007, as amended. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and cash flows for the nine month ended September 30, 2007 and June 30, 2006. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

Prepaid Expenses - Prepaid expenses are advance payments for products or services that will be used in operations and expensed based on usage, events, or the passing of time. In June 2007, the Company entered into a twenty-five month agreement to receive corporate marketing and public and investor relation services from a marketing firm at a cost of $1,000,000. At September 30, 2007, $160,000 has been expenses, $480,000 is included in current prepaid expense and other current and $360,000 is included in prepaid expenses long-term.

Reclassification - Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.

Stock-Based Compensation - The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The fair value of each option grant has been estimated using the following assumptions:

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30,	September 30,
	2007	2006

Weighted-average grant date fair value	$0.42	$1.34

Risk free interest rate	4.73%	4.90%

Expected lives	5 Years	5 Years

Expected volatility	20%	21%

Dividend yields	0%	0%

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

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects as of September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shares issuable upon exercise of common stock options	651,925	389,544	611,808	310,860

Shares issuable upon exercise of Series A Preferred Stock Option	—	224,965	—	224,965

Shares issuable upon exercise of Common Stock warrants	19,693	—	19,693	—

Shares issuable upon conversion of preferred stock	—	4,301,921	2,742,141	4,117,220

Denominator for basic and diluted calculations	671,618	4,916,430	3,373,642	4,653,045

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Accounting for Uncertainty in Income Taxes -  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of September 30, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operation were required.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

3.	Inventories

Inventories consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Finished goods	$56,213	$—

Inventories	$56,213	$—

4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2007 and December 31, 2006:

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
	2007	2006

Equipment	$339,141	$110,405
Leasehold improvements	41,365	—
Furniture and fixtures	16,838	7,500

Total property and equipment	397,344	117,905

Less accumulated depreciation and amortization	(97,120)	(67,646)

Property and equipment, net	$300,224	$50,259

Depreciation and amortization expense totaled $15,705 and $5,895 for the three months ended September 30, 2007 and 2006, $29,474 and $17,685 for the nine months ended September 30, 2007 and 2006, and $97,120 for the period from inception to September 30, 2007.

5.	Notes Payable

The activity in the notes payable to a stockholder, our Chief Executive Officer, for the nine months ended September 30, 2007 is as follow:

Due to related party converted into a note payable	$61,588
Cash received in exchange for notes payable to a stockholder	688,412

Total notes payable to a stockholder	750,000
Cancellation of notes payable to a stockholder in exchange for Units	(240,000)
Repayment of notes payable to a stockholder	(510,000)

Notes payable to a stockholder outstanding at September 30, 2007	$—

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest expense totaled none for the three months ended September 30, 2007, $171,053 for the nine months ended September 30, 2007, and $171,053 for the period from inception to September 30, 2007.

Interest expense, including amortization of the discount on the note payable to a stockholder was $308 for the three months ended September 30, 2007, $186,834 for the nine months ended September 30, 2007, and $294,328 for the period from inception to September 30, 2007.

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

A summary of stock option transactions under the 2003 Plan is as follows:

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	1,500,000	—	$—
Granted	(510,000)	510,000	0.0001
Forfeited	245,000	(245,000)	0.0001

Balance at December 31, 2003	1,235,000	265,000	0.0001
Granted	(185,000)	185,000	0.0028
Forfeited	30,000	(30,000)	0.0001

Balance at December 31, 2004	1,080,000	420,000	0.0013
Granted	(120,000)	120,000	0.0100

Balance at December 31, 2005	960,000	540,000	0.0032
Additional shares reserved	1,000,000	—	—
Granted	(356,000)	356,000	0.0800
Exercised	—	(70,000)	0.0001
Forfeited	65,000	(65,000)	0.0247

Balance at December 31, 2006	1,669,000	761,000	0.0376
Granted	(530,000)	530,000	0.2484
Exercised	—	(50,000)	0.0100
Forfeited	—	(10,799)	0.1482
Exchange ratio adjustment	—	(570,965)	—
Plan frozen	(1,139,000)	—	—

Balance at September 30, 2007	—	659,236	$0.2399

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions under the 2007 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	2,000,000	—	$—
Granted	(1,569,500)	1,569,500	1.81

Balance at September 30, 2007	430,500	1,569,500	$1.81

The following table summarizes information concerning outstanding options as of September 30, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
	as of	Remaining	Average	as of	Remaining	Average
Exercise	September	Contractual	Exercise	September	Contractual	Exercise
Price	30, 2007	Life (in Years)	Price	30, 2007	Life (in Years)	Price

$0.0002	137,678	6.03	$0.0002	130,367	6.02	$0.0002
0.0185	64,790	7.92	0.0185	35,094	7.92	0.0185
0.1482	173,312	8.86	0.1482	50,336	8.84	0.1482
0.4630	283,456	9.33	0.4630	44,993	9.33	0.4630
1.5000	800,000	9.67	1.5000	66,667	9.67	1.5000
2.2000	460,000	9.75	2.2000	28,125	9.75	2.2000
2.1000	157,000	9.83	2.1000	9,813	9.83	2.1000
1.9300	152,500	10.00	1.9300	—	10.00	1.9300

	2,228,736	9.34	$1.3434	365,395	7.52	$0.5787

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2007:

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value

Unvested at January 1, 2007	249,902	$1.81
Granted	1,855,655	0.66
Exercised	(10,685)	0.14
Forfeited	(10,799)	1.34
Vested	(220,731)	1.99

Unvested at September 30, 2007	1,863,342	$0.76

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s estimated stock price at September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2007. The aggregate intrinsic value for options outstanding was $1,942,773 at September 30, 2007 and the aggregate intrinsic value for options exercisable was $427,711 at September 30, 2007. The aggregate intrinsic value for options exercised was $69,500.

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

Amounts expensed for stock-based compensation totaled $133,989 and $16,657 for the three months ended September 30, 2007 and 2006, $303,741 and $49,970 for the nine months ended September 30, 2007 and 2006, and $955,634 for the period from inception to September 30, 2007.

At September 30, 2007, there was $1,355,266 of total stock-based compensation costs which is expected to be recognized over an estimated weighted average amortization period from October 2007 to September 2011. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In November 11, 2006, the Company issued fully vested Series A Preferred Stock option exercisable into 471,698 shares of Series A Preferred Stock to a founder. The option is immediately exercisable into shares of Series A Preferred Stock at a per share price of $0.14 and expire on any date during the earlier of (i) calendar year 2007 and (ii) the calendar year in which a change in control has occurred. The Company determined the fair market value of the option to be $575,450 using the following assumptions: risk free interest rate of 4.60%, no dividend yield, expected volatility of 21%, and an expected life of one year. Amounts expensed were $575,450 for the period from inception to March 31, 2007. In February 2007, this option was exercised.

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

A summary of outstanding Common Stock Warrants as of September 30, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,402,533	$2.25	May and June 2012
Common Stock	513,926	$2.25	May and June 2012

Total	3,031,901

8.	Related Party Transactions

At September 30, 2007, $32,149 is owed to employees.

In January 2007, amounts due to stockholder of $61,588 were converted into a note payable.

See Note 5 for additional details of notes payable to a stockholder.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	Cash Flow Information

Cash paid during the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 is as follows:

			Period From
			October 22,
			2002
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Interest	$15,473	$—	$15,473

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 is as follows:

			Period From
			October 22,
			2002
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Accretions on Series B Preferred Stock	$51,998	$78,000	$155,998

Conversion of due to a stockholder to notes payable	$61,588	$—	$61,588

Issuance of warrants with notes payable	$171,053	$—	$171,053

Conversion of debt to Common Stock	$240,000	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Property and equipment acquired with capital leases	$124,376	$—	$124,376

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

Company Overview and Background

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

Prior to May 31, 2007, we were formed as a Nevada corporation on August 4, 2005 for the purpose of establishing small coffee and pastry shops in tourist hotels or areas surrounding tourist hotels at resort destinations throughout Mexico. We have been the development stage since its inception and had minimal business operations. On May 31, 2007, we completed a reverse merger (“Merger”), pursuant to which a wholly-owned subsidiary of ours merged with and into a privately held Delaware Corporation, WaferGen, Inc. (“WaferGen”), with such private company being the surviving company.  For financial reporting purposes, WaferGen, and not us, is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of WaferGen and do not include our historical financial results. The Merger is being accounted for as a reverse acquisition and recapitalization of WaferGen for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of WaferGen and will be recorded at the historical cost basis of WaferGen, and the consolidated financial statements after completion of the Merger will include our assets and liabilities and the assets and liabilities of WaferGen, historical operations of WaferGen and our operations from the closing date of the Merger.

Results of Operations

The following table presents selected items in our condensed consolidated statements of operations as a percentage of total revenues for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$6,700	$31,500	$67,460	$41,400

Cost of sales	1,770	9,390	23,544	12,390

Gross margin	4,930	22,110	43,916	29,010

Operating expenses:
Sales and marketing	277,248	38,632	567,218	113,405
Research and development	728,288	231,793	1,489,994	751,103
General and administrative	773,656	115,896	1,582,812	395,465

Total operating expenses	1,779,192	386,321	3,640,024	1,259,973

Operating loss	(1,774,262)	(364,211)	(3,596,108)	(1,230,963)

Other income and (expenses):
Interest income	82,960	—	98,741	—
Interest expense	(308)	—	(186,834)	—

Total other income and (expenses)	82,652	—	(88,093)	—

Net loss before provision for income taxes	(1,691,610)	(364,211)	(3,684,201)	(1,230,963)

Provision for income taxes	—	—	—	—

Net loss	$(1,691,610)	$(364,211)	$(3,684,201)	$(1,230,963)

Revenues

The following table presents our revenue for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$6,700	$31,500	(78.73)%	$67,460	$41,400	62.95%

During the three months ended September 30, 2007, WaferGen generated $6,700 in revenue, compared to $31,500 revenue during the three months ended September 30, 2006 a decrease by $24,800 or 78.73%. WaferGen has recently begun selling its SmartSlide™ products, allowing it to generate minimal revenue for the first time since inception.

During the nine months ended September 30, 2007, WaferGen generated $ 67,460   in revenue, compared to $41,400 during the nine months ended September 30, 2006 an increase by $26,060 or 62.95%. WaferGen has recently begun selling its SmartSlide™ products, allowing it to generate minimal revenue for the first time since inception.

Costs of sales

The following table presents our cost of cost for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$1,770	$9,390	(81.15)%	$23,544	$12,390	90.02%

Cost of sales includes the cost of product paid to third party vendors. For the three months ended September 30, 2007, cost of sale decreased by $7,620 or 81.15% from September 30, 2006. The decrease is related to the lower sales for the quarter.

For the nine months ended September 30, 2007 the cost of sales increased by $11,154 or 90.02% from September 30, 2006. The increase is related to higher sales for the period.

Sales and Marketing

The following table presents our Sales and marketing expense for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$277,248	$38,632	617.66%	$567,218	$113,405	400.17%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs. Sales and marketing expenses increased $238,616 or 617.66%, to $277,248, for the three months ended September 30, 2007, from $38,632 for the three months ended September 30, 2006. The increase resulted primarily due to the hiring of new Vice President of Marketing, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, and an increase head count resulting in greater salaries and wage. WaferGen’s selling and marketing expenses expects to increase in absolute dollars as it expands its staff, develops its sales and marketing infrastructure and incurs additional costs to support the growth in its business.

Sales and marketing expenses increased $453,813 or 400.17%, to $567,218, for the nine months ended September 30, 2007, from $113,405 for the nine months ended September 30, 2006. The increase resulted primarily due to additional expenses incurred as a result an increased head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of restricted common stock, and stock options, and some professional fees.

Research and development

The following table presents our Research and development expense for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$728,288	$231,793	214.20%	$1,489,994	$751,103	98.37%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of its product. WaferGen expenses its research and development expenses as they are incurred. WaferGen believes a substantial investment in research and development is essential to remaining competitive and expanding into additional markets. Accordingly, WaferGen expects its research and development expenses to increase in absolute dollars as it expands its product base.

Research and development expenses increased $496,495 or 214.20% to 728,793, for the three month ended September 30, 2207, from $231,793 for the three months ended September 30, 2006. The increase resulted primarily from and increased head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, move to a new facility with more lab equipment, and an increase in stock-based compensation associated with the issuance of restricted common stock and stock options.

Research and development expenses increased $738,891or 98.37%, to $1,489,994, for the nine months ended September 30, 2007, from $751,103 for the nine months ended September 30, 2006. The increase resulted primarily from and increased head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing; and move to a new facility with more lab equipment; and an increase in stock-based compensation associated with the issuance of restricted common stock and stock options.

 General and administrative

The following table presents our General and administrative expenses for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$773,656	$115,896	567.54%	$1,582,812	$395,465	300.24%

WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. WaferGen expects its general and administrative expenses to increase in absolute dollars as it expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

 General and administrative expenses increased $657,760 or 567.59%, to $773,656, for the three months ended September 30, 2007, from $115,896 for the three months ended September 30, 2006. The increase resulted primarily from and increased head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, legal and professional fees related to the filing of the company SB-2 and other documents to comply with the Merge.

General and administrative expenses increased $1,187,347or 300.24%, to $1,582,812, for the nine months ended September 30, 2007, from $395,465 for the nine months ended September 30, 2006. The increase resulted primarily from and increased head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, legal and professional fees related to the filing of the company SB-2 and other documents to comply with the Merge.

Interest Expense

The following table presents our interest expense for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended				Nine Months Ended
September 30,				September 30,
2007	2006	% Change		2007	2006	% Change

$(308)	$-	N/A	%	$(186,834)	$-	N/A	%

Interest expense was $308 for the three months ended September 30, 2007, compared to no interest expense for the three months ended September 30, 2006.

Interest expense was $186,834 for the nine months ended September 30, 2007, compared to no interest expenses for the nine months ended September 30, 2006. This increase was a result of $171,053 of amortization associated with the debt discount and $15,781 of interest expense for a total of $186,834.

Interest Income

The following table presents our interest income for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended				Nine Months Ended
September 30,				September 30,
2007	2006	% Change		2007	2006	% Change

$82,960	$-	N/A	%	$98,741	$-	N/A	%

Interest income was $82,960 for the three months ended September 30, 2007, compared to no interest income for the three months ended September 30, 2006. This increase was the result of excess cash being investing in interest bearing vehicles during the quarter ended September 30, 2007.

Interest income was $98,741 for the nine months ended September 30, 2007, compared to no interest income for the nine months ended September 30, 2006. The increase was the result of excess cash being investing in interest bearing vehicles during the period.

Operating Loss

The following table presents our operating loss for the three months and nine months ended September 30, 2007 and 2006, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2007	2006	% Change	2007	2006	% Change

$(1,774,262)	$(364,211)	387.15%	$(3,596,108)	$(1,230,963)	192.14%

WaferGen’s operating loss increased $1,410,051 or 387.15%, to $1,774,262 for the three months ended September 30, 2007, from $364,211 for the three months ended September 30, 2006. This increase in our operating loss was attributable to an increase in costs of revenues and expenses.

WaferGen’s operating loss increased $2,365,145 or 192.14%, to $3,596,108 for the nine months ended September 30, 2007, from $1,230,963 for the nine months ended September 30, 2006. This increase in our operating loss was attributable to an increase in costs of revenues and expenses.

Liquidity and Capital Resources

From inception through September 30, 2007, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, and $9,922,168 from the sale of Common Stock, net of offering costs. As of September 30, 2007, we had $6,513,111 in cash and cash equivalents, $5,948,224 in working capital, and no additional capital resources available.

Net Cash Used in Operating Activities

WaferGen experienced negative cash flow from operating activities for the nine months ended September 30, 2007 and September 30, 2006 in the amounts of $3,556,166 and $1,188,195, respectively. This increase is driven primarily by increased use of cash to fund operating activities and losses.

Net Cash Used in Investing Activities

WaferGen’s investing activities did not use any cash in the nine months ended September 30, 2006, compared to using cash of $155,063 to acquire property and equipment in the nine months ended September 30, 2007.

Net Cash Provided by Financing Activities

WaferGen raised a total of $1,559,942 from the sale of 2,052,552 shares of Series B Preferred Stock during the nine months ended September 30, 2006.

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

In February 2007, we sold 471,698 shares of Series A Preferred Stock for cash proceeds of $66,037.

During the nine months ended September 30, 2007, we borrowed $688,412 from a stockholder and issued notes payable and repaid $510,000 of the notes payable to him.

We expect that the net proceeds from the sale of notes, equity securities and warrants could fund our operations for a period of approximately 9 months. We are currently considering several different financing alternatives to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $2,501,533 at September 30, 2007. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation. We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The fair value of each option grant has been estimated using the following assumptions:

	September 30,	September 30,
	2007	2006

Weighted-average grant date fair value	$0.42	$1.34

Risk free interest rate	4.73%	.90

Expected lives	5 Years	5 Years

Expected volatility	0%	1

Dividend yields	0%	0

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

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened, legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A.  Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook.

Risks Related to Our Company and Our Business

We have a history of operating losses which may continue, in which case we may not be able to reach profitability.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $1,494,449 for the year ended December 31, 2005, a net loss of $2,790,451 for the year ended December 31, 2006, and a net loss of $3,684,201 for the nine months ended September 30, 2007. As of September 30, 2007, our accumulated deficit was $9,679,444. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our gross revenues for the nine months ended September 30, 2007 were $67,460. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We are a development stage company with limited operating history for investors to evaluate our business.

We are a development stage company and have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. To date, we have developed only one commercialized product, the SmartSlide™ System, and our future operations and growth will likely depend on our ability to successfully develop and market our SmartChip™ products. Our proposed operations are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

Because our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions, our success and our operating results will substantially depend on these customers.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital or operating expenditures by these customers may result in lower than expected instrumentation sales and similarly, reductions in operating expenditures by these customers could result in lower than expected sales by us.

We expect that our results of operations will fluctuate, which could cause our stock price to decline.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and services projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue and/or a sequential decline in quarterly revenue.

In addition, because of our continued research, marketing and hiring in connection with our SmartChip™ product, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above could adversely affect our revenue growth or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.

We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. Sales of our SmartSlide™ stem cell research and cell biology systems only began in October 2006, and some of our other technologies, such as our gene expression analysis technologies, are in the early stages of market introduction or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale, and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Challenges frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain the intellectual property rights necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.2 million in net proceeds in our June 2007 private placement and we expect that such proceeds, together with our income, could fund our operations for a period of approximately nine months. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	developing new services, programming or products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may encounter difficulties in managing our expected growth, which could increase our losses.

We expect to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology.

Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

Our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of our Company may be materially adversely affected.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, we may be unable to achieve our goals.

We are highly dependent on our management and scientific personnel, including our chief executive officer, chief operating officer, chief financial officer, chief technology officer and chief scientific officer. The loss of any of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies, including the life sciences and healthcare industries. Thus, we will need to add new personnel, including management, and develop the expertise of existing management. The failure to do so could impair the growth of our business.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of Board of Directors committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of Sarbanes-Oxley has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

After the Merger, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations will be conducted by WaferGen, our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future.

All of WaferGen’s liabilities survived the recent merger and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before the merger involving WaferGen in June 2007, certain due diligence activities on our company and WaferGen were performed. The due diligence process may not have revealed all liabilities (actual or contingent) of our company or WaferGen that existed or which may arise in the future relating to our company’s activities before the consummation of the Merger. Notwithstanding that all known liabilities of our company were transferred as part of a spit-off in connection with the Merger, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve. The provisions and terms of the merger agreement and split-off may not be sufficient to protect us from claims and liabilities and any breaches of related representations or warranties. Although escrow provisions and limited post-closing adjustments in the merger agreement are available to those stockholders of WaferGen and our company who were stockholders of those entities prior to the Merger, there is no comparable protection offered to our other stockholders. Any liabilities remaining from our company or WaferGen could harm our financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We are in the process of evaluating changes to internal controls for our new public company status, but have not yet implemented changes. Failure to implement changes to our internal controls or any other factors that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our business, operations or reported financial information. Any such inability to establish effective controls or loss of confidence would have an adverse effect on our company and could adversely affect the trading price of our stock.

Because we are not yet required to comply with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and The Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures.

Until we comply with the corporate governance measures adopted by the national securities exchanges after the enactment of Sarbanes-Oxley, regardless of whether such compliance is required, the absence of standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds in the future if we determine it is necessary to raise additional capital. We intend to comply with all applicable corporate governance measures relating to director independence as soon as practicable.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property.

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as ABI, the Roche family of companies, Biometra biomedizinische Analytik GmbH, Stratagene Corporation, Bio-Rad Laboratories, Inc., Eppendorf Incorporated, Enzo Biochem, Inc., Affymetrix, Agilent Technologies, Inc., GE Healthcare, Inc., Beckman Coulter, Inc., Illumina, and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

Our proprietary intellectual property rights may not adequately protect our products and technologies.

Although we have filed a number of United States and international patent applications, we have no issued patents covering our products or technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our products and technologies. We may only be able to protect products and technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The laws of some countries other than the United States do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of any patents we may obtain in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we might not have been the first to conceive or reduce to practice one or more inventions disclosed in our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;

•
it is possible that none of our pending patent applications will result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, and/or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary products and technologies that are patentable; and

•	third-party patents may have an adverse effect on our ability to continue to grow our business

We have applied, and continue to apply, for patents covering our intellectual property (e.g., products and technologies and uses thereof), as we deem appropriate. However, we may fail to apply for patents on products and/or technologies in a timely fashion or at all.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we attempt to use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to attempt to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it could be expensive and time consuming, and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts inside the United States. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it may be difficult for us to enforce our intellectual property and our business could be harmed.

If we are not able to defend the patent or trade secret protection position of our products and technologies, then we may not be able to exclude competitors from developing or marketing competing products, and we may not generate enough revenue from product sales to justify the cost of development of our products and to achieve or maintain profitability.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships, which could negatively impact our competitive advantage.

Certain of our intellectual property rights are currently licensed from third parties and, in the future, we intend to continue to license intellectual property from key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may not protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties or with whom we have entered into strategic relationships could negatively impact our competitive advantage.

We expect intense competition in our target markets, which could render our products and/or technologies obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. Some of our competitors have various products and/or methodologies for gene detection, expression, characterization, and/or analyses that may be competitive with our products and/or methodologies. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well-established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

The market for genetic research and molecular diagnostic products is highly competitive, with several large companies already having significant market share. Established genetic research and diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests. We may not be able to compete effectively with these companies.

Our manufacturing capacity may limit our ability to sell our products.

We are in the process of developing the capacity to meet our anticipated demand for our products. There are uncertainties inherent in expanding our manufacturing capabilities and we may not be able to increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Due to the intricate nature of manufacturing products, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products, or to produce them economically, prevent us from achieving expected performance levels or cause us to set prices that hinder wide adoption by customers.

If we are unable to develop and maintain our manufacturing capability, we may not be able to launch or support our products in a timely manner, or at all.

We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail, these events could prevent us from developing and manufacturing our products and services. If our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timely basis and may prevent us from achieving our expected shipments in any given period.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

As we pursue our business plan, we will become subject to a variety of federal, state and municipal environmental, health and safety laws based on our use of hazardous materials in both our manufacturing and research and development operations. These laws and regulations can often require expensive compliance procedures or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations can result in substantial fines, criminal sanctions and/or operational shutdown. Furthermore, we may become liable for the investigation and cleanup of environmental contamination, whether intentional or unintentional, and we could be responsible for damages related to the clean-up of such contamination or individual injury caused by such contamination. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials as a result of such contamination. Some of these matters may require expending significant amounts for investigation, cleanup or other costs. Events such as these could negatively impact our financial position.

Our sales, marketing and technical support organization may limit our ability to sell our products.

We currently have limited resources available for sales and marketing and technical support services as compared to some of our primary competitors. In order to effectively commercialize our gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

We may be exposed to liability due to product defects.

The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of research products for therapeutic and diagnostic development. We may seek to acquire additional insurance for clinical liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could negatively impact our financial position.

Risks Related to Our Industry

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and biological function, namely gene expression profiling. This market is new and emerging, and may not develop as quickly as we anticipate, or reach its full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.

We may not be able to deliver acceptable products to our customers due to the rapidly evolving nature of genetic sequence information upon which our products are based.

The genetic sequence information upon which we may rely to develop and manufacture our products is contained in a variety of public and private databases throughout the world. These databases are rapidly expanding and evolving. In addition, the accuracy of such databases and resulting genetic research is dependent on various scientific interpretations, and it is not expected that global genetic research efforts will result in standardized genetic sequence databases for particular genomes in the near future. Although we have implemented ongoing internal quality control efforts to help ensure the quality and accuracy of our products, the fundamental nature of our products requires us to rely on genetic sequence databases and scientific interpretations which are continuously evolving. As a result, these variables may cause us to develop and manufacture products that incorporate sequence errors or ambiguities. The magnitude and importance of these errors depends on multiple and complex factors that would be considered in determining the appropriate actions required to remedy any inaccuracies. Our inability to timely deliver acceptable products as a result of these factors would likely adversely affect our relationship with customers, and could negatively impact our financial condition.

We face risks associated with technological obsolescence and emergence of standardized systems for genetic analysis.

High throughput genetic analyses and quantitative detection methodologies (including, for example, PCR) is undergoing rapid evolution and technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to, or even higher than, our existing or future technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to, our products. There can be no assurance that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. Standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive which would have an adverse effect on our business and prospects.

Our success depends on the continuous development of new products and our ability to manage the transition from our older products to new products.

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our products will depend on our ability to produce products with smaller feature sizes and create greater information capacity at our current or lower costs. The successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture and supply enough products in sufficient quantity and quality and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, we will become uncompetitive, our pricing and margins will decline, and our business will suffer.

Our failure to successfully manage the transition between our older products and new products may adversely affect our financial results. As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our products.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities and others may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our products.

Risks Related to Our Organization

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of WaferGen and a majority of the business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of certain corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records.

Following the Merger, we became subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.

As a result of the Merger, we have become a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to increase. In addition, we will incur substantial expenses in connection with the preparation of the registration statement covering the shares of common stock sold and shares of common stock underlying warrants issued in the Private Placement.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Mergers of the type we just completed are usually heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq Stock Markets or on a national securities exchange. The SEC has adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers (NASD) or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements, including the registration statement we must file as a result of the Private Placement, or other SEC filings that we may pursue, in attracting NASD-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq Stock Markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of our shares may be negatively impacted.

Because WaferGen has become public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with WaferGen’s becoming a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf. Also, if securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.

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

Item 6.Exhibits

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 13, 2007	By:	/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Filed herewith.