Form 10KSB
period 2007-12-31
WaferGen Bio-systems, Inc.
filed 2008-03-31
CIK 1368993

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]
333-136424
(Commission File Number)

WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in Charter)

Nevada	20-3699764
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
Bayside Technology Center
46531 Fremont Blvd.
Fremont, CA  94538
(Address of principal executive offices, including zip code)
Issuer’s telephone number: (510) 651-4450

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer(1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
State Issuer’s revenues for the fiscal year ended December 31, 2007: $228,973.

The aggregate market value of WaferGen Bio-systems, Inc. Common Stock, $0.001 par value, held by non-affiliates, computed by reference to the average of the closing price as reported by OTCBB on March 28, 2008, was $23,873,718. Shares of common stock held by each executive and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock of WaferGen- Bio-systems, Inc, $0.001 per value, issued and outstanding as of March 28, 2008: 23,217.846.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes☐ No ☒

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” below and elsewhere in this Form 10-KSB, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.	Description of Business

As used in this Current Report on Form 10-KSB, all references to the “Company,” “we,” “our” and “us” for periods prior to May 31, 2007 refer to WaferGen, Inc. (or “WaferGen”) and for periods on or after May 31, 2007 refer to WaferGen Bio-systems, Inc. (or “WBSI”).  On May 31, 2007, Wafergen was acquired by WBSI.  In the transactions, Wafergen merged with a subsidiary of WBSI and became a wholly-owned subsidiary of WBSI (the “Merger”).  In connection with the Merger, the officers and board members of WBSI immediately prior to the Merger resigned and were replaced by the officers and board members of Wafergen, Inc. immediately prior to the Merger along with certain newly elected board members.

Company Background and Overview

Our offices are located in Silicon Valley in Fremont, California. Since beginning operations in 2003, we have been seeking to develop novel products for cell biology and genetic analysis.

We intend to develop instruments and other commercial products to serve the genetic analysis segment of the life science industry. Pharmaceutical and biotech companies spent in excess of $55.2 billion in 2006 for new drug discovery. We believe that many of these efforts seek new therapeutic drugs, and that much of this spending will be directed at developments at the molecular level for understanding the expression of specific segments of DNA1 (or genes).

The expression of a gene is fundamental in understanding many disease processes and hence, drug efficacy. For example, in the field of oncology greater understanding of gene expression by certain types of cancerous cells has led to the discovery of specific disease biomarkers that allow clinicians more accurate diagnosis, prognosis and treatment options for their patients.  Examples of drugs developed by others
________________________
1 DNA: (Deoxyribonucleic acid) - A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded, double helical form is the genetic material of most organisms. cDNA: - a DNA complementary to a RNA, and synthesized from it in vitro by reverse transcription.

specifically targeting biomarkers include Herceptin, used in the treatment of breast cancer, and Gleevac, used in the treatment of chronic myelogenous leukemia. We also believe an era of personalized treatment providing options for patients with certain malignancies will expand to other diseases. Researchers are targeting at the molecular level and are focusing attention and research budgets on research tools that help them to develop therapies for other highly prevalent disease states including heart and lung disease, arthritis, and diabetes.

We currently produce and sell our SmartSlide™ Micro-incubation System and we are developing a gene expression product, the SmartChip™ Real Time PCR System. The SmartSlide™ System provides a controlled environment and physiological conditions for time lapse imaging studies, allowing researchers to characterize, differentiate, and proliferate various cells, as well as providing optimal growth conditions for cells that are difficult to grow, such as stem and primary cells.

    We are completing development of our SmartChip™ System, which is an innovative tool to allow scientists, in a single step, to achieve greater sensitivity and accuracy in gene expression than present methods, allowing identification of the full spectrum of expressed genes (rather than only a portion thereof), with the ability to discriminate small changes in expression. The SmartChip™ System’s high density, rapid cycling configuration is expected to provide throughput levels that are expected to deliver clinical research solutions at a fraction of the time and cost currently afforded by existing competing systems.

The current market cost of real-time polymerase chain reaction (“real-time PCR”)2, which we believe researchers currently view as the “gold standard” for genetic analysis, is approximately $1.00 per data point. We believe that our development of the SmartChip™ System, which is designed to utilize real-time PCR, will cost approximately $0.03 per acquired data point.

We believe our SmartChip™ System is also capable of achieving time-savings when compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology would take weeks to months. Our goal for design and development of our SmartChip™ System is to develop the ability to quantitatively analyze the whole genome with the performance of real-time PCR technology, which, if we succeed, could be as short as a single day, and would represent a significant advancement. In addition, our development of the SmartChip™ System seeks to allow 100,000 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing the unmet needs of the clinical trial market. We believe today’s leading technologies are limited in throughput of 96-well, 384-well, or a single sample. Some new entrants in the market place like Biotrove & Fluidigm offer medium throughput solution of 3,000-10,000 assays per chip. However are associated with high instrument and running cost or suffer from poor performance and will be difficult to scale up to whole genome on a single chip.

According to UBS Investment Research Report: Life Sciences, December 11, 2006 and Frost & Sullivan Report - U.S. qRT-PCR Markets - October 5, 2006 Deutsche Bank Research Report - Pharmacogenomics is the “new new” thing in Healthcare, December 11, 2006, and our own estimates, the genetic analysis market had approximately $2.8 billion in worldwide revenues in 2007. Overall growth for the market is forecast at a compounded annual growth rate (CAGR) of 10-16% and global revenue is estimated to reach $4.9 billion by 2012.

WaferGen intends to employ a business model that generates revenue from the sale of both instruments and a recurring revenue stream from the sale of consumables, similar to the “razor and razor blade” business model.

We introduced our SmartSlide™ System during 2006 and made our first sales during October 2006. We generated approximately $228,973 of revenue and $5,957,664 of total loss during 2007. During the final stages of The Smart Chip™ System development we expect to incur significant additional costs completing development and commercializing this product. We have produced an alpha version of the Smart Chip Real Time PCR system, but we have not produced a commercially available product or made any sales of our Smart Chip™ System. Our sales of SmartSlide™ Systems have been sold to several leading
________________________
2 Polymerase Chain Reaction (PCR) - PCR is an enzymatic process to increase the number of copies of DNA for easier detection.  Real-time PCR chemistries allow for detection of the reaction in the early phase rather than the late phase of the reaction.

research institutions including Abbott Labs, NASA, Harvard University, The Mayo Clinic, Memorial Sloan-Kettering, UCLA, University of Southern California, VA Medical Center, University of California at Davis, University of North Texas, Eisai Research, and the University of Georgia.

Technology Overview

Genes are segments of DNA that carry separate information packets of the genome. Gene expression profiles are used to provide information on roughly 30,000 genes within the human genome. Life science researchers use gene expression analysis to study the differential expression of genes in normal versus disease states. The permanent DNA sequence in each human cell is transcribed or copied into RNA (combinations of nucleic acids)3 which is then translated into functional proteins. In disease, gene expression profiles may demonstrate the over or under-expression of genes. There are two technologies used to measure gene expression, microarray and real-time PCR.

Microarrays consist of different nucleic acid probes that are chemically attached to a surface, such as a microchip, glass slide, or a bead. Microarrays are based upon hybridization technology to detect the presence of a specific gene sequence and to analyze genetic information. DNA and RNA are made of defined nucleic acid sequences that bind to unique complementary sequences to form a hybrid. This binding of single strands of DNA or RNA to form double-stranded DNA or RNA is termed hybridization. Scientists utilize the hybridization phenomenon to measure the amount of expression or presence of a gene in a particular sample.

Microarrays have limited sensitivity, accuracy and dynamic range. Human genes are expressed across a six log range, with most species of RNA being present in less than 100 copies. The dynamic range of microarrays is estimated to be 2-3 logs and thus microarrays are unable to detect a 2 fold difference at lower expression levels, capturing only 20-40% of the expressed genes. Consequently, one obtains only a partial view of the expression profile when utilizing microarrays. These overlooked genes may be important in a particular disease state (limited sensitivity). As a consequence of these limitations, the discovery of genes identified by microarray technology requires further validation using real-time PCR.

The second technology, real-time PCR, represents a sensitive and accurate method to measure gene expression. Traditional PCR is an enzymatic process to increase the number of DNA copies for easier detection. Real-time PCR permits quantitative analysis, rather than just a qualitative yes/no. In many cases it is important to determine the number of DNA copies in a given sample. Furthermore, real-time PCR chemistries allow for the detection in the early phase, rather than the later phase of these reactions, thereby decreasing process time and increasing accuracy.

Because it does not measure thousands of genes simultaneously (like a microarray analysis), real-time PCR has low throughput and relatively high cost, making it unfeasible for whole genome analysis or for very high throughput studies. Thus, in practice, researchers typically first use microarray to identify which genes are over or under-expressed in the whole genome and then apply real-time PCR to a specific set of those genes to accurately quantify gene expression.

We believe our SmartChip™ System, assuming successful development and commercialization, would combine the best of both existing technologies - whole genome analysis enabled by microarrays with the sensitivity and accuracy of real-time PCR. Our SmartChip™ System will be provided with pico-liter (one-trillionth of a liter) dispensing into a 33,000-100,000 well chip that will allow for high throughput real- time PCR or the real time amplification of the entire human genome in triplicate. Our SmartChip™ chips are designed with evaporation control measures that allow for the use of nano-liter (one-billionth of a liter) volumes, fast thermal cycling, and temperature control. Our software system is being developed to also analyze the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip™ System, is being designed to be able to accept samples out of the box, incorporating many of the necessary substrates and chemicals.
________________________
3 RNA: (Ribonucleic acid) - A polymeric molecule consisting of ribonucleotide building blocks.  The three major types in cells are ribosomal RNA (rRNA), transfer RNA (tRNA), and messenger RNA (mRNA), each of which performs an essential role in protein synthesis. RNAi is RNA interference that helps regulate turning genes on and off.

The SmartChip™ System is being engineered to deliver superior performance with the combination of high sensitivity and high throughput on a single chip, enabling scientists to rapidly view a large dynamic range of the expressed genes of the human genome. The genetic analysis using the SmartChip™ System is expected to require one day versus what would currently take days to weeks to complete utilizing existing genetic analysis systems. As more clinical studies are carried out using validated gene sets, we believe the market will require, and demand, higher throughput solutions to process large numbers of clinical samples. Today’s solutions typically allow only one chip per patient or, in the case of real-time PCR, a few  genes per patient. We believe that we can solve these problems.

The following table outlines benefits we believe could be realized from the use of a SmartChip™ System compared to our estimates of the microarray and real-time PCR technologies in use today.

	Microarray	SmartChip™	Real -Time PCR
# of Genes	Whole Genome	Whole Genome	<1000
Dynamic Range	2 to 3 logs	6 logs	6 logs
Quantitative	Semi	Yes	Yes
Throughput per run	1 Sample 30,000 genes (actually only 20 -30% of expressed genes)	1 Sample 30,000 genes Many genes x many samples	Few samples (96 -384) x few genes
Sensitivity	100,000 starting copies	1-10 starting copies	1-10 starting copies
Project Process	Multiple steps	Single step	2 steps
Time per run Hybridization or PCR	20 hours	15-20 minutes	2 hours
Whole Genome Assay Time	Days	Day	Months
Cost/gene	3.3 cents plus cost real –time PCR validation	3.3 cents	$1 - 2
Cost/whole genome	$1000 plus cost validation	$1000	>$100,000 -185,000

Competition

We believe the primary industry competitors in the markets in which WaferGen plans to enter and compete are Applied Biosystems (“ABI,” which is a division of Applera Corporation), Affymetrix, Inc. (“Affymetrix”) and Illumina, Inc. (“Illumina”). Other companies known to be currently serving the genetic analysis market include Agilent Technologies, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Stratagene Corporation, Eppendorf AG, Beckman Coulter, Inc. and F. Hoffmann-La Roche & Co. Minor players in the same market include NimbleGen Systems, Inc., Fluidigm Corporation and BioTrove, Inc. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technology, and other resources than we do. Affymetrix is the leader in microarrays for whole genome analysis and ABI is the market leader for real-time PCR. We believe gene expression is a growing market and this market is driven by the need for better solutions to solve scientific challenges. These established competitors could compete with us by developing new products similar to our SmartChip™ System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Some new competitors, such as Biotrove and Fluidigm have recently begun offering instrument-only solutions. These companies have micro-channel based technologies that offer throughput of 6,000 to 10,000 assays per instrument.

Products

SmartChip™ System

Our SmartChip™ System is designed as an integrated instrument capable of thermal cycling, real-time detection and software for control and analysis. The product, upon completion, will be available with primer-ready chips for gene expression and genotyping analysis.

We are planning to commercialize our SmartChip™  System with two chip configurations:

•	A 33,000 assays chip for study of gene panels or for candidate genes of interest to customers; and

•	A High throughput whole genome version of 100,000 assays chip for whole genome studies in triplicate.

The alpha SmartChip™ System has been built to thermally cycle and detects the fluorescent signal output from real-time PCR runs on the chips.  This compact system is intended to allow for the use of very small reaction volumes, which are dispensed using a pico-liter dispenser, while improving detection sensitivity and assuring uniformity across the chip.

The SmartChip™ System is expected to perform quantitative gene expression and genotyping assays on whole genomes at a competitive price (3.3 cents per acquired data point compared to $1 per data point for current real-time PCR assays). This system is expected to have the ability to perform genome-wide nano-volume (100 nl) real-time PCR assays in triplicates, performed in minutes using pre-fabricated real-time PCR chips. The system is expected to have superior performance for a whole genome or high-throughput system and a dynamic range of 6 logs for gene expression with high sensitivity.

Some of the key challenges that are addressed with the SmartChip™ System are multi-head pico-liter dispensing, evaporation control, sealing, scalability, fast thermal cycling, temperature control and optimized 1,000 genes in 100nL reaction volume.

To date, we have designed 5,500-, 33,000-, and 100,000- well chips and already implemented the 5,500- well chip. With these chips, we have demonstrated our ability to perform several key steps required in a commercial version of the SmartChip™ System including fast thermal cycling. This requires the ability to seal, which we have also demonstrated. We have also completed 100 pico-liter dispensing with evaporation control. Certain of the milestones that we have yet to achieve prior to launching the SmartChip™ System are specified in the SmartChip™ Product Road Map Chart.

Market Opportunities: SmartChip™ System Product Potential

Sequencing of the human genome has led to a new healthcare paradigm where disease is understood at the molecular level, allowing the potential for a patient to be diagnosed according to genetic information and treated with drugs designed to work on specific molecular targets. This has led to the need for accurate, highly sensitive, high throughput gene expression data by researchers, clinicians and pharmaceutical companies. We believe the SmartChip™ System, with its advantages of higher throughput, lower cost, superior sensitivity, and accuracy will make these multiple market applications a practical reality.

We believe the SmartChip™ System will become the technology of choice in both research and clinical settings.

•
Biomarker Discovery. Identification of new targets (biomarkers) for drugs can be identified through the analysis of gene profile expression in diseased cells. Potential applications include disease states such as diabetes, arthritis, and certain commonly occurring cancers.

•
Drug Validation and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). Recently issued FDA guidance[4] calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

________________________
4 FDA News Release - March 22, 2005 - issued a final guidance titled “Pharmacogenomic Data Submissions.”

•
Drug Response Monitoring. Patient outcomes can be improved by evaluation of a proposed drug’s potency and specificity in order to determine individualized patient dosing, thereby decreasing adverse drug reactions, and improving drug efficacy.

•
Detection of Rare Mutations. The Cancer Genome Project is using the human genome sequence and high throughput mutation detection techniques to identify somatically acquired sequence variants/mutations and hence identify genes critical in the development of human cancers.

Target and Biomarker Discovery and Validation: Gene expression patterns (biomarkers) related to specific diseases are becoming increasingly important in drug development. Comparison of gene expression patterns between normal and diseased patients or expression profiles in the presence or absence of drugs leads to discovery of genes or a set of genes that can be used in drug development. This requires monitoring of tens, hundreds or thousands of mRNAs (messenger RNAs) in large numbers. A typical genetic analysis currently involves the use of microarrays to identify genes, which are either over-expressed or under-expressed in a small subset of patients. After detailed bioinformatics analysis, a number of differentially expressed genes (2 to 200) are evaluated using real-time PCR in a different subset of patients (50 to 100). The differentially expressed genes in this patient cohort are then validated using a larger patient group.

This sequential process may take from many months to a few years to complete using currently available techniques. The limitation in today’s gene expression studies is the use of microarrays as a starting point for discovery, which only provides a partial glimpse of the expression profile. Real-time PCR techniques, which offer significantly increased sensitivity, are limited in throughput and are cost prohibitive for whole genome analysis. It would cost in excess of $100,000 per analysis (assuming $1/assay plus reference plus triplicates) to study even a single whole genome (30,000 genes) sample and will take many months to complete this study (reported in a recent MACQ study conducted by the FDA and published in September 2006 in Nature Biotechnology).5 Biomarker investigation requires multiples of such analyses to confirm discovery.

Drug Development and Clinical Trial Validation: Clinical trials are the most expensive phase for pharmaceutical drug development. The use of gene expression and genotyping is becoming critical to identify a safe drug (toxicogenomics) for the right patient population (pharmacogenomics). Once a set of genes (biomarker) is identified they are used in numerous samples in clinical trials for pattern recognition and toxicity profiling. Similarly, loci of single nucleotide mismatches/polyphormisms (SNPs) involved in disease variation and metabolism are also being utilized in clinical trials to understand disease predisposition, requiring thousands of samples to be analyzed.

Recently, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials.6 This has created a need for reliable, high-throughput, cost-effective technologies. Today’s hybridization based techniques can process only one sample at a time. Thus, for a clinical trial of 1,000 patients, one would need to use 1,000 chips. Other PCR-based techniques typically process 96 to 384 gene expression studies with many competing technologies, the researcher is typically limited to the amount of the biological sample to prepare RNA. We also believe our technology can be easily scaled to meet future higher-throughput needs.

Drug Response Monitoring: In addition to studying gene expression, genotyping measures genetic variation in the DNA. Sometimes it is not a single variation but the combination of these sequence
________________________
5 The MicroArray Quality Control (MAQC) project shows inter- and intra-platform reproducibility of gene expression measurements, Nature Biotechnology, Vol. 24:9, p 1151, September 2006.

6 FDA News Release - March 22, 2005 - issued a final guidance titled “Pharmacogenomic Data Submissions.

differences that may lead to a disease state or a response to a specific therapy. For this reason, researchers look at patterns of these variations in a large number of healthy and affected patients in order to correlate SNPs with specific disease. Large-scale genotyping studies are being conducted in various genome centers around the world, driven by available research funds, resulting in the greater demand for cost effective high throughput solutions.

Detection of Rare Mutations: The Cancer Genome Project’s DNA sequencing of patients’ tumors is underway and is rapidly defining cancer-causing mutations. Today, this is accomplished by using hybridization approaches which are unable to detect rare somatic mutations. Such techniques require the use of more sensitive methods like PCR and require genotyping of many samples (50 - 500). WaferGen intends to use allele specific PCR with the SmartChip™ System to enable genotyping at multiple sites in multiple samples, as well as to provide a robust solution for detecting rare mutations.  Current allele-selective PCR is able to reliably genotype SNPs (germ-line) and also reliably detect minority (somatic) mutations at 1/100 to 1/10,000 mutations.

Future Applications: From Research to Diagnostics:  New biomarkers for gene expression and genotyping are eventually expected to become essential for practicing physicians to identify the right drug for the right patients and lead to new ways of diagnosing and monitoring diseases. Biomarkers and platforms that are being used in clinical trials for a particular therapy are expected to become standard for molecular diagnostics. This market is still in its early development.

Sales and Marketing

We utilize a seasoned life science marketing team and WaferGen-employed direct sales and application support personnel.  In 2008, we expect to increase our sales and support by an addition two employees for selling SmartSlide™ and SmartChip™ Systems. We are in the process of identifying life science distributors to sell and support our product line in Europe and the Far East.

Seasonality

We do not have sufficient product history to determine seasonality with a high degree of confidence. It is expected that customers’ purchasing patterns will not show significant seasonal variation, although demand for our products may be lowest in the first quarter of the calendar year and highest in the fourth quarter of the calendar year as pharmaceutical and academic customers typically spend unused budget allocations before the end of the fiscal year.

Intellectual Property and Other Proprietary Rights

We intend to pursue an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. In our in-licensing arrangements, we have obtained intellectual property rights from third parties related to the development and marketing of the products, integration or applications covered by such licensed intellectual property. We have a number of pending patent applications that relate to the SmartChip™ and SmartSlide™ products. In addition, we have an exclusive license under PCR patents from Delft University of Technology, Netherlands. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

Government Regulation and Environmental Matters

We are subject to a variety of federal, state and municipal environmental and safety laws based on our use of hazardous materials in both our manufacturing and research and development operations. We believe that we are in material compliance with applicable environmental laws and regulations. If we cause contamination to the environment, intentionally or unintentionally, we could be responsible for damages related to the clean-up of such contamination or individual injury caused by such contamination. We cannot predict how changes in the laws and regulations will impact how we conduct our business operations in the future or whether the costs of compliance will increase in the future.

Regulation by governmental authorities in the United States and other countries is not expected to be a significant factor in the manufacturing, labeling, distribution and marketing of our products and systems.

Employees

We have assembled a team of scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on selling, improving and refining our core technologies, including our SmartSlide™ System and our SmartChip™ System products. We currently have 23 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Risk Factors

In addition to the other information in this Annual Report on Form 10-KSB, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook.

Risks Related to Our Company and Our Business

We have a history of operating losses which may continue, in which case we may not be able to reach profitability.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $5,957,664 for the year ended December 31, 2007. As of December 31, 2007, our accumulated deficit was $11,952,907. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our gross revenues for December 31, 2007 were $228,973. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.2 million in net proceeds in our June 2007 private placement and we expect that such proceeds, together with our income, could fund our operations for a period of approximately six months. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

We are highly dependent on our management and scientific personnel, including our chief executive officer, chief financial officer, chief technology officer and chief scientific officer. The loss of any of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

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

We may be unable to attract and retain those qualified officers, directors and members of Board of Directors committees required to provide for our effective management because of the changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of Sarbanes-Oxley has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of more stringent rules by the stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

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

After the Merger, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by WaferGen, our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future.

All of our former liabilities survived the Merger and there may be undisclosed liabilities that could have a negative impact on our financial condition.

 Pursuant to the Merger, we acquired the business of WaferGen as our sole line of business, and accordingly are not pursuing our prior business. Although due diligence activities were performed on us and WaferGen prior to the Merger, the due diligence process may not have revealed all liabilities (actual or contingent) of us or WaferGen that existed or which may arise in the future relating to our activities before the consummation of the Merger. Notwithstanding that all of our then-known liabilities were transferred to Leaseco pursuant to the split-off in connection with the Merger, it is possible that claims for liabilities may still be made against us, which we will be required to defend or otherwise resolve. The provisions and terms of the merger agreement and split-off may not be sufficient to protect us from claims and liabilities and any breaches of related representations and warranties. Although escrow provisions and limited post-closing adjustments in the merger agreement are available to the stockholders of WaferGen and our pre-Merger stockholders, there is no comparable protection offered to our other stockholders. Any liabilities remaining from our pre-Merger company or WaferGen could harm our financial condition.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our financial statements for the year ended December 31, 2007, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2007 was $11.95 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. If we are unable to become profitable and cannot generate cash flow from our operating activities sufficient to satisfy our current obligations and meet our capital investment objectives, we may be required to raise additional capital or debt to fund our operations, reduce the scope of our operations or discontinue our operations. We may not be able to raise necessary equity or debt financing on acceptable terms or at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2007, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2007. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

•	we may not develop additional proprietary products and technologies that are patentable; and

•	third-party patents may have an adverse effect on our ability to continue to grow our business.

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

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our products will depend on our ability to produce products with smaller feature sizes and create greater information capacity at our current or lower costs. The successful development, manufacture and introduction of our new products is a complicated process and depend on our ability to manufacture and supply enough products in sufficient quantity and quality and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, we will become uncompetitive, our pricing and margins will decline, and our business will suffer.

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

Under Section 2115 of the California General Corporation Law (CGCL), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue our business and operations and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to some provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of some corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records. If we are required to comply with these provisions, this compliance could cause us to incur additional administrative and legal expenses and divert our management’s time and attention from the operation of our business.

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

Risks Related to Our Common Stock

Our common stock has a limited bid history and prospective investors may not be able to resell their shares at their purchase price, if at all.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “WGBS.OB.” Prior to the closing of the Merger, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. This may severely limit the liquidity of our common stock, and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 14, 2007, the price has fluctuated from a low of $1.06 to a high of $2.60. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;

•	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;

•	changes in financial estimates by securities analysts;

•	changes in the economic performance and/or market valuations of other biotechnology companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales or other transactions involving our capital stock.

Our common stock may be considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. In addition, since the common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our stock or a lack of market makers to support the stock price.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 23,217,846 shares were issued and outstanding as of December 31, 2007, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of December 31, 2007, we have outstanding options to purchase an aggregate of 2,268,736 shares of our common stock and warrants to purchase an aggregate of 3,031,901 shares of our common stock. The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 41% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.	Description of Property

Our principal administrative and laboratory facility totals approximately 11,222 square feet and is located in Fremont, California. We currently lease such facilities for $11,222 per month, which increases during the term of the lease. The term of the lease expires on March 31, 2010.

Our existing facility is not yet being used at full capacity and management believes that this facility is adequate and suitable for current and anticipated needs.

Item 3.	Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources to the defense of our intellectual property rights in the future if we believe that our rights have been infringed. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol WGBS.OB. As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on the American Stock Exchange or The Nasdaq Stock Market, although we cannot be certain that any of these applications will be approved.

The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, New York 10004.

	HIGH	LOW

Fiscal Year ended December 31, 2007
Fourth Quarter	$2.28	$1.21
Third Quarter	$2.40	$1.55
Second Quarter	$2.40	$1.65

There are no historical prices available prior to the merger with WaferGen in May 31, 2007.

As of March 25, 2008, there were approximately 102 owners of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on some national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of common stock.

Dividend Policy

We have never declared or paid dividends on shares of our common stock. We intend to retain future earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

We consider our common stock to be thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2007 the closing price of our common stock, as reported on the OTC was $2.00.

Recent Sales of Unregistered Securities

Sales by WaferGen

On January 1, 2007, WaferGen borrowed $162,000 from Alnoor Shivji in exchange for two promissory notes. On January 30, 2007, Alnoor Shivji and WaferGen entered into a Note and Warrant Purchase Agreement, pursuant to which Mr. Shivji was granted the right purchase up to $300,000 of promissory notes and warrants to purchase up to 98,684 shares of WaferGen’s common stock, subject to adjustment. Pursuant to this Agreement, on January 30, 2007, Mr. Shivji purchased three promissory notes in the aggregate principal amount of $262,000, by converting his earlier loans for $162,000 and advancing $100,000 in new funds to WaferGen, and three warrants to purchase an aggregate of 86,182 shares of WaferGen’s Series B Preferred Stock at a purchase price of $0.76 per share until the earlier of (i) five years from the date of grant or (ii) the date WaferGen closes its initial public offering. The notes issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on June 30, 2007.

On February 28, 2007, Mr. Shivji and WaferGen amended the terms of the Note and Warrant Purchase Agreement to allow for the purchase by Mr. Shivji of up to $400,000 of promissory notes and warrants to purchase up to 131,579 shares of WaferGen’s common stock, subject to adjustment. In connection with this amendment, on February 28, 2007, Mr. Shivji purchased an additional promissory note in the principal amount of $138,000 and a five-year warrant to purchase an additional 45,397 shares of WaferGen’s Series B Preferred Stock at a purchase price of $0.76 per share. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on June 30, 2007.

On March 30, 2007, Mr. Shivji and WaferGen amended the terms of the Note and Warrant Purchase Agreement to allow for the purchase by Mr. Shivji of up to $650,000 of promissory notes and warrants to purchase up to 213,816 shares of WaferGen’s common stock, subject to adjustment. In connection with this amendment, on March 30, 2007, Mr. Shivji purchased an additional promissory note in the principal amount of $250,000 and a five-year warrant to purchase an additional 82,237 shares of WaferGen’s Series B Preferred Stock at a purchase price of $0.76 per share. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on June 30, 2007.

On May 14, 2007, Mr. Shivji made an additional loan to WaferGen in the amount of $100,000. There were no warrants issued in connection with this loan. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on June 30, 2007. Mr. Shivji is an accredited investor as defined under Regulation D, Rule 501(a) promulgated by the SEC.

The transactions described above were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Sales by WBSI

As of May 31, 2007, WBSI accepted subscriptions for a total of 7,178,444.33 units in a private placement, consisting of an aggregate of 7,178,447 shares of WBSI’s common stock and five-year warrants to purchase an aggregate of an additional 2,153,533 shares of WBSI’s common stock at an exercise price of $2.25 per share, at $1.50 per unit, pursuant to the terms of a Confidential Private Placement Memorandum, dated April 16, 2007. We received gross proceeds from such closing of the private placement of $10,767,666.50 (which includes $240,000 of outstanding indebtedness converted into units).

The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The units and the common stock sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Net proceeds received from the private placement were to be used for research and development, sales and marketing, an investor relations program and repayment of debt and for working capital and other general corporate purposes.

Rodman & Renshaw, LLC acted as the placement agent in the private placement (the “Placement Agent”). In connection with the closing of the private placement on May 31, 2007, the Company paid the Placement Agent: (i) a cash fee of $683,736.66 (equal to 7% of the aggregate purchase price paid by each purchaser of units in the private placement, other than up to $1,000,000 of units purchased by existing stockholders of WaferGen and units issued upon the conversion of outstanding indebtedness), (ii) five-year warrants to purchase 455,825 shares of our common stock (equal to 7% of the number of shares of our common stock on which the cash fee is payable for units sold in the private placement), at an exercise price of $2.25 per share, with mandatory registration rights covering the shares of common stock underlying the warrants, and (iii) reimbursement for all reasonable out of pocket expenses incurred in connection with the engagement, including, but not limited to, the reasonable expenses of counsel.

See Exhibits 10.21(1) and 10.22(1) attached hereto for a description of WBSI securities issued in connection with the Merger. The issuance of the securities in the Merger was not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.	Management’s Discussion and Analysis or Plan of Operations

This discussion should be read in conjunction with the other sections of this Report, including Item 1 and Item 7 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Current Report on Form 10-KSB. See “Cautionary Factors That May Affect Future Results.” Our actual results may differ materially.

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

Since inception, WaferGen has incurred substantial operating losses. As of December 31, 2007, WaferGen’s accumulated deficit was $11,952,907 and the total stockholders’ equity was $4,598,240. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006

Revenues	$228,973	$50,495
Cost of sales	79,116	14,750

Gross margin	149,857	35,745

Operating expenses:
Sales and marketing	848,818	152,405
Research and development	2,429,273	1,624,237
General and administrative	2,802,938	945,554

Total operating expenses	6,081,029	2,722,196

Operating loss	(5,931,172)	(2,686,451)

Total Other income and (expenses):
Interest income	163,047	—
Interest expense	(189,539)	—

Total Other income and (expenses)	(26,492)	—

Net loss before provision for income taxes	(5,957,664)	(2,686,451)
Provision for income taxes	—	—

Net loss	$(5,957,664)	$(2,686,451)

The following tables represent selected items in our condensed consolidated statements of operations for the years ended December 31, 2007 and 2006:

Revenues

The following table represents our revenue for the years ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$228,973	$50,495	353.5%

Revenues for the year ended December 31, 2007 increased by $ 178,478. In 2007, WaferGen began selling its SmartSlide products with a new team of sales personal, allowing it to generate minimal revenues for the first time since inception.

Costs of Sales

The following table represents our cost for the years ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$79,116	$14,750	436.4%

Cost of sales includes the cost of product paid to third party vendors.  For the year ended December 31, 2007, cost of sales increased by $64,366. The increase is related to the increased sales during the year ended December 31, 2007.

Sales and Marketing Expenses

The following table represents our sales and marketing expense for the years ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$848,818	$152,405	456.9%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs. For the year ended December 31, 2007, sales and marketing expenses increased $696,413. The increase resulted primarily due to an increase head count resulting in greater salaries and wages.  We expect our sales and marketing expenses to increase in absolute dollars as we expand our staff to develop our sales and marketing infrastructure, and incur additional costs to support the growth in our business.

Research and Development Expenses

The following table represents our research and development expenses for the years ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$2,429,273	$1,624,237	49.6%

Research and development expenses consist primarily of salaries and personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our product. We expense our research and development expenses as they incur.  We expect our research and development expenses to increase in absolute dollars as we expand our product base.

For the year ended December 31, 2007, research and development expenses increased $805,036.  The increase resulted primarily from an increased head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, our move to a new facility with more lab equipment, and an increase in stock-based compensation associated with the issuance of stock options.

General and Administrative Expenses

The following table represents our general and administrative expenses for the year ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$2,802,938	$945,554	196.4%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development and general management, as well as professional fees, such as expenses for legal and accounting services. We expect our general and administrative expenses to increase in absolute dollars as we expand our staff, develop our infrastructure and incur additional costs to support the growth in our business.

For the year ended December 31, 2007, general and administrative expenses increased $1,857,384. The increase resulted primarily from an increased head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, legal and professional fees related to the filing of a registration statement and other documents to comply with regulations related to the Merger.

Interest Income

The following table represents our interest income for the year ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$163,047	$—	N/A %

The increase in interest income was a result of excess cash being invested in interest-bearing vehicles during the year ending December 31, 2007.

Interest Expense

The following table represents our interest expense for the year ended December 31, 2007 and 2006:

December 31,
2007	2006	% Change

$189,539	$—	N/A %

Interest expenses consist of $171,053 of amortization associated with the debt discount and $18,486 of interest expense.

Liquidity and Capital Resources

As of December 31, 2007, WaferGen had cash of $5,189,858. WaferGen has historically met its liquidity requirements through borrowings and through the sale of equity securities. As of December 31, 2007, WaferGen had working capital of $4,296,516.

Borrowings. From inception through December 31, 2007, WaferGen raised a total of $3,665,991 from the issuance of notes payable to related and unrelated parties. WaferGen issued notes that totaled $688,412 for the twelve months ended December 31, 2007 and $1,497,520 and $1,480,059 in 2004 and 2005, respectively. All of these notes issued in 2004 and 2005, together with accrued but unpaid interest of $107,494, were converted into Series A Preferred Stock in 2005.

Sales of Equity Securities. From inception through December 31, 2007, WaferGen has raised a total of $1,137 from the sale of 6,420,000 shares of its Common Stock. From inception to March 31, 2007, WaferGen has raised a total of $1,559,942 from the sale of 2,052,552 shares of Series B Preferred Stock.

Sales of Notes and Warrants. On January 1, 2007, WaferGen borrowed $162,000 from Alnoor Shivji in exchange for two promissory notes. On January 30, 2007, Mr. Shivji and WaferGen entered into a Note and Warrant Purchase Agreement, pursuant to which WaferGen agreed to sell to Mr. Shivji (i) up to $300,000 of 7% promissory notes and (ii) warrants to purchase up to 98,684 shares of Series B Preferred Stock at $0.76 per share. On January 30, 2007, Mr. Shivji purchased $262,000 of promissory notes under this Note and Warrant Purchase Agreement by converting his earlier loans of $162,000 and advancing an additional $100,000 of additional funds to WaferGen.

On February 28, 2007, Mr. Shivji agreed to increase the aggregate amount available under the Note and Warrant Purchase Agreement from $300,000 to $400,000 and WaferGen agreed to increase the number of shares of Series B Preferred Stock that may be purchased pursuant to the warrants issued to Mr. Shivji from 98,684 to 131,579. In connection with this amendment to the Note and Warrant Purchase Agreement, Mr. Shivji advanced an additional $100,000 to WaferGen.

On March 30, 2007, Mr. Shivji agreed to increase the aggregate amount available under the Note and Warrant Purchase Agreement from $400,000 to $650,000 and WaferGen agreed to increase the number of shares of Series B Preferred Stock that may be purchased pursuant to the warrants issued to Mr. Shivji from 131,579 to 213,816 shares. In connection with this amendment to the Note and Warrant Purchase Agreement, Mr. Shivji advanced an additional $250,000 to WaferGen.

On February 7, 2007, Mr. Shivji exercised his warrants to purchase 471,698 shares of Series A Preferred Stock in exchange for $66,037.

Net Cash Used in Operating Activities. WaferGen experienced negative cash flow from operating activities for the year ended December 31, 2007 in the amounts of $4,737,175. The cash used in operating activities in the year ended December 31, 2007 was due to cash used to fund a net operating loss of $5,078,975, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, and miscellaneous income, as off-set by cash provided from a change in working capital of $341,800.

Net Cash Used in Investing Activities. WaferGen use cash of $256,223 to acquire property and equipment.

Net Cash Provided By Financing Activities. WaferGen’s financing activities provided $10,147,098 of cash for the year ended December 31, 2007. Cash provided by financing activities, was primarily due to the issuance of Common Stock in the amount of $9,921,531 the issuance of $688,412 of notes payable, and $66,037 of Series A Preferred Stock off-set by the repayment on note payable of $510,000 and repayment of capital lease for $18,882.

In connection with the Merger, we sold a total of 8,008,445 shares of our Common Stock for gross proceeds of $12,012,668 through the private placement in May 2007. In addition, these investors received five-year warrants to purchase an additional 2,402,533 shares of our Common Stock at an exercise price of $2.25 per share. In connection with the Private Placement, we incurred placement agent fees totaling $837,205, and issued five-year warrants to purchase an additional 455,825 shares of our Common Stock at an exercise price of $2.25 per share to the Placement Agent. In addition, we incurred other professional fees and expenses totaling approximately $1,080,000 in connection with the Merger.

We expect that the net proceeds could fund our operations for a period of approximately nine months. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $5,056,326 at December 31, 2007. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation. We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The weighted-average fair value was $0.51 for the year ended December 31, 2007 and $1.23 for the year ended December 31, 2006. Amounts expensed were $648,988 and $642,076 for the year ended December 31, 2007 and 2006, and $1,300,881 for the period from inception to December 31, 2007.

The fair value of each option grant has been estimated using the following assumptions:

	December 31, 2007	December 31, 2006
Risk Free Interest rate	4.26%-4.85%	4.57%-5.07%
Expected Lives	5 Years	5 Years
Expected Volatility	19%-21%	21%
Dividend Yields	0%	0%

Risk-Free Interest Rate. This is the United States treasury rate for the day of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Life. This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration vesting term, contractual term, and historical lives. An increase in the expected life will increase the fair value and the related compensation expense.

Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The average daily price volatility of the Small Cap Medical Equipment Index was used for the period corresponding to the expected life. An increase in the expected volatility life will increase the fair value and the related compensation expense.

Dividend Yield. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Contractual Obligations

On April 23, 2007, we entered into a First Amendment to Lease, effective as of May 1, 2007, which amended our existing lease for approximately 11,222 square feet of space in an office building located in Fremont, California. The leased space serves as our only corporate office. The amendment extended the termination date of the lease from December 31, 2007 to March 31, 2010. In addition, it increased the basic annual rent (as defined in the lease), commencing April 31, 2007, to $8,417 until December 31, 2007 with an increase to $11,222 until February 28, 2009, and a final increase to $11,905 until March 31, 2010.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The adoption of FAS 156 did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of FAS 157 will have a significant effect on its financial statements.

In September 2006, the SEC released SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS No. 159 on its financial position and results of operations and have not yet elected this fair value option for any assets or liabilities.

In December, 2007, the FASB issued Statement 141R, “Business Combinations” (FAS 141R). FAS 141R replaces FAS 141.  FAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

Cautionary Factors That May Affect Future Results

This Form 10-KSB and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 7.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

•	Report of Independent Registered Public Accounting Firms

•	Consolidated Financial Statements

•	Balance Sheet

•	Statements of Operations

•	Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WaferGen Bio-systems, Inc.:

We have audited the accompanying consolidated balance sheet of WaferGen Bio-systems, Inc. (a development stage company) (the "Company") as of December 31, 2007, and the related consolidated statements of operations, Series B preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2007 and for the period from October 22, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company, as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007 and from October 22, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regarding to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham & Company LLP

San Francisco, California
March 28, 2008

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheet

December 31,
2007

Assets
Current assets:
Cash and cash equivalents	$5,189,858
Accounts receivables	139,827
Inventories	62,521
Prepaid expenses and other current assets	87,487

Total current assets	5,479,693

Property and equipment, net	321,159
Other assets	54,016

Total assets	$5,854,868

Liabilities, Series B Preferred Stock, and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$560,641
Accrued rent	19,340
Accrued payroll	414,519
Accrued vacation	156,234
Current portion of capital lease obligations	32,443

Total current liabilities	1,183,177

Capital lease obligations, net of current portion	73,451

Commitment and contingencies	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 23,217,846 shares issued and outstanding at December 31, 2007	23,218
Additional paid-in capital	16,527,929
Accumulated deficit	(11,952,907)

Total stockholders’ equity (deficit)	4,598,240

Total liabilities, Series B Preferred Stock, and stockholders’ equity (deficit)	$5,854,868

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Operations

			Period From October 22,
	Year ended		2002 (Inception) to
	December 31,		December 31,
	2007	2006	2007

Revenues	$228,973	$50,495	$294,268
Cost of sales	79,116	14,750	100,866

Gross margin	149,857	35,745	193,402
Operating expenses:
Sales and marketing	848,818	152,405	1,001,223
Research and development	2,429,273	1,624,237	6,068,128
General and administrative	2,802,938	945,554	4,786,974

Total operating expenses	6,081,029	2,722,196	11,856,325

Operating loss	(5,931,172)	(2,686,451)	(11,662,923)
Other income and (expenses):
Interest income	163,047	—	163,047
Interest expense	(189,539)	—	(297,033)

Total other income and (expenses)	(26,492)	—	(133,986)

Net loss before provision for income taxes	(5,957,664)	(2,686,451)	(11,796,909)
Provision for income taxes	—	—	—

Net loss	(5,957,664)	(2,686,451)	(11,796,909)

Accretion on Series B Preferred Stock	(51,998)	(104,000)	(155,998)

Net loss applicable to common stockholders	$(6,009,662)	$(2,790,451)	$(11,952,907)

Net loss per share - basic and diluted	$(0.40)	$(0.81)

Shares used to compute net loss per share - basic and diluted	$15,119,255	$3,448,260

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

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

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest	—	—	5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Accretions on Series B Preferred Stock	—	104,000	—	—	—	—	—	(104,000)	(104,000)

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	642,076	—	642,076

Net loss	—	—	—	—	—	—	—	(2,686,451)	(2,686,451)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to Wafergen, Inc.;'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From
			October 22, 2002
	Year ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(5,957,664)	$(2,686,451)	$(11,796,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,653	23,581	126,299
Non cash miscellaneous income	(5)	—	(5)
Stock-based compensation	648,988	642,076	1,300,881
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	171,053	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(105,398)	(34,429)	(139,827)
Inventories	(62,521)	—	(62,521)
Prepaid expenses and other current assets	(76,431)	2,384	(87,487)
Other assets	—	—	(2,570)
Accounts payable	167,453	145,198	560,641
Accrued rent	19,340	—	19,340
Accrued payroll	264,519	150,000	414,519
Accrued vacation	134,838	2,488	156,234

Net cash used in operating activities	(4,737,175)	(1,755,153)	(9,182,858)

Cash flows from investing activities:
Deposit on Equipment of property and equipment	(51,446)	—	(51,446)
Purchase of property and equipment	(204,777)	—	(322,682)

Net cash used in investing activities	(256,223)	—	(374,128)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	37,519	61,588
Repayment of capital lease obligations	(18,882)	—	(18,882)
Proceeds from issuance of notes payable	688,412	—	3,665,991
Repayments on notes payable	(510,000)	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	66,037	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	1,559,942	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	9,921,531	7	9,922,168

Net cash provided by financing activities	10,147,098	1,597,468	14,746,844

Net increase in cash	5,153,700	(157,685)	5,189,858

Cash and cash equivalents at beginning of the period	36,158	193,843	—

Cash and cash equivalents at end of the period	$5,189,858	$36,158	$5,189,858

 The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1.	The Company

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002. Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006 the name was changed to La Burbuja Café, Inc. On January 1, 2007 the name was changed to WaferGen Bio-systems, Inc.

Merger.

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

We have filed, within 120 days of the initial closing date of the offering, a registration statement (the “Registration Statement”) registering for resale (i) the shares of Common Stock included in the units sold in the offering, (ii) the shares of Common Stock underlying the warrants  included in the units sold and (iii) the shares of Common Stock underlying the warrants issued to the Placement Agent in connection with the offering, consistent with the terms and provisions of the Registration Rights Agreement from the offering, which became effective on January18, 2008.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merge or consolidation. These warrants also provide the holders with weighted-average anti-dilution price protection.

The warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the share being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. WaferGen Bio-systems, Inc, will not receive additional proceeds to the extent that warrants are exercised by cashless exercise.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Management’s Plan.  The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern.  The Company's consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	Summary of Significant Accounting Policies

Bases of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

Principles of Consolidation. The consolidated financial statements include the financial statements of WaferGen Bio-systems, Inc. and its wholly-owned subsidiaries. All significant transactions and balances between the WaferGen Bio-systems, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results and outcomes could differ from these estimates and assumptions.

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued payroll, accrued vacation, and due to related party approximate fair value due to the short-term maturities of these instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in a commercial bank. Accounts at the commercial bank at times exceed $100,000. Accounts are secured by the Federal Deposit Insurance Corporation up to $100,000.

The Company generally requires no collateral from its customers. At December 31, 2007, three customers accounted for 32%, 32%, and 15% of accounts receivable. For the year ended December 31,2007, three customers accounted for 20%, 20% and 11%  of total revenues. For the year ended December 31, 2006, three customers accounted for 70%, 20%, and 10%.

Accounts Receivable. An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based on management's estimate that the balance at December 31, 2007 is fully collectible.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Inventory. Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. Inventory cost includes the cost of the product the Company paid to third party vendors.

Prepaid Expenses. Prepaid expenses are advance payment for products or services that will be used in operations and expensed based on usage, events, or the passing of time.

Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over its fair value. No assets were determined to be impaired in 2007.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized.

Revenue Recognition. The Company recognizes revenue based on the recognition criteria set forth in the SEC’s Staff Accounting Bulletin 104, “Revenues Recognition”, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sale arrangement, selling prices are fixed or determinable, and collectability from the customer is reasonable assured. Revenue from the sale of product is recognized when title passes to the customer. Sales are recorded net of estimated cash discount.

Expense Recognition. Expenses are charged to expense as incurred.

Stock-Based Compensation. The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The fair value of each option grant has been estimated using the following assumptions:

	December 31,	December 31,
	2007	2006

Weighted-average grant date fair value	$0.51	$1.23

Risk free interest rate	4.26%-4.85%	4.57%-5.07%

Expected lives	5 Years	5 Years

Expected volatility	19%-21%	21%

Dividend yields	0%	0%

Amounts expensed were $648,988 and $642,076 for the years ended December 31, 2007 and 2006 and $1,300,881 for the period from inception to December 31, 2007.

            Risk-free Interest Rate. This is the U.S treasury rate for the day of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

                    Expected Life. This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration vesting term, contractual term, and historical lives. An increase in the expected life will increase the fair value and the related compensation expense.

                   Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The average daily price volatility of the Small Cap Medical Equipment was used for the retrospective period corresponding to the expected life. An increase in the expected volatility life will increase the fair value and the related compensation expense.

                   Dividend Yield. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Research and Development. Research and development costs are charged to operations as incurred.

Comprehensive Loss. The Company has no components of comprehensive income (loss) other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Net Loss Per Share. Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company's net loss.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

            The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Options issuable upon exercise of common stock options	704,952	399,844
Shares issuable upon exercise of Series A preferred stock option	—	229,909
Shares issuable upon exercise of Common Stock warrants	37,931	—
Shares issuable upon conversion of preferred stock	2,056,606	4,163,396

Total	2,799,355	4,793,149

Reclassification. Certain financial statement reclassifications have been made to the period ending December 31, 2006 to conform to the period ending December 31, 2007.

Segments. Segments are defined as components of the Company's business for which separate financial information is available that is evaluated by the Company's chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment. All sales have been to customers located in the United States. All long-lived assets are within the United States.

Recent Accounting Pronouncements. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The adoption of FAS 156 did not have an effect on the Company’s financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of FAS 157 will have a significant effect on its financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

In September 2006, the SEC released SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS No. 159 on its financial position and results of operations and have not yet elected this fair value option for any assets or liabilities.

In December, 2007, the FASB issued Statement 141R, “Business Combinations” (FAS 141R). FAS 141R replaces FAS 141.  FAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to result in additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

NOTE 3.	Inventories

Inventories consisted of the following at December 31, 2007:

December 31,
2007

Finished goods	$62,521

Inventories	$62,521

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 4	Property and Equipment

Property and equipment consisted of the following at December 31, 2007:

December 31,
2007

Equipment	$389,255
Leasehold improvements	41,365
Furniture and fixtures	16,838

Total property and equipment	447,458

Less accumulated depreciation and amortization	(126,299)

Property and equipment, net	$321,159

Depreciation and amortization expense totaled $58,653 and $23,381 for the year ended December 31, 2007 and 2006, and $126,299 for the period from inception to December 31, 2007.

In 2007, the Company entered into a capital lease agreement for equipment, As of December 31, 2007, equipment includes $124,776 of equipment under capital lease and accumulated amortization of assets under capital lease was $13,441.

NOTE 5.	Notes Payable

The activity in the notes payable to a stockholder, our Chief Executive Officer, for the year ended December 31, 2007 is as follow:

Due to related party converted into a note payable	$61,588
Cash received in exchange for notes payable to a stockholder	688,412

Total notes payable to a stockholder	750,000
Cancellation of notes payable to a stockholder in exchange for Units	(240,000)
Repayment of notes payable to a stockholder	(510,000)

Notes payable to a stockholder outstanding at December 31, 2007	$—

Interest expense totaled $189,539 for year ended December 31, 2007, none for December 31, 2006, and $297,033 for the period from inception to December 31, 2007. Interest expense, excluding amortization of the discount on the note payable to a stockholder was $18,486 for the year ended December 31, 2007.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 6.	Commitments and Contingencies

The Company leases its office space for use in its operations under a noncancelable operating lease that expires in March 2010.  The Company leases some equipment under capital leases that expire in dates through August 2011.

Aggregate future minimum lease obligations for certain leases in effect as of December 31, 2007 are as follows:

	Operating Lease	Capital Leases

Year ending December 31:
2008	$134,664	$39,904
2009	141,494	39,904
2010	35,715	31,161
2011	—	9,117

Total minimum lease obligations	$311,873	120,086

Less amounts representing interest		(14,192)

Present value of future minimum lease payments		105,894
Less current portion of capital lease obligation		(32,433)

Capital lease obligation, less current portion		$73,461

Rent expense totaled $138,917 and $44,200 for the years ended December 31, 2007 and 2006 and $274,125 for the period from inception to December 31, 2007.

NOTE 7.	Common and Preferred Stock

Common Stock. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. Since inception, no dividends have been declared.

Preferred Stock. The cumulative amount of Series B Preferred Stock dividends that are unearned and undeclared prior to the Merger were $155,998. Prior to the Merger, the carrying amount of Series B Preferred Stock included accretions related to the liquidation and redemption feature in the amount of $155,998.

During 2006, the Company’s Board of Directors authorized a second amendment and restatement of the Company’s Certificate of Incorporation. The Company’s second amended and restated Certificate of Incorporation, authorizes the Company to issue a total of 43,000,000 shares of stock, consisting of 26,000,000 shares of Common Stock, 10,000,000 shares of Series A Preferred Stock and 7,000,000 shares of Series B Preferred Stock.

NOTE 8.	Stock Options and Warrants

In 2003, the Company’s Board of Directors adopted a 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

In November 2006, the Company increased the aggregate number of shares of Common Stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase.

A summary of stock option transactions is as follows:

	Stock Options

	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	1,500,000	—	$—
Granted	(510,000)	510,000	0.0001
Forfeited	245,000	(245,000)	0.0001

Balance at December 31, 2003	1,235,000	265,000	0.0001
Granted	(185,000)	185,000	0.0028
Forfeited	30,000	(30,000)	0.0001

Balance at December 31, 2004	1,080,000	420,000	0.0013
Granted	(120,000)	120,000	0.0100

Balance at December 31, 2005	960,000	540,000	0.0032
Additional shares reserved	1,000,000	—	—
Granted	(356,000)	356,000	0.0800
Exercised	—	(70,000)	0.0001
Forfeited	65,000	(65,000)	0.0247

Balance at December 31, 2006	1,669,000	761,000	0.0376
Granted	(530,000)	530,000	0.2484
Exercised	—	(50,000)	0.0100
Forfeited	—	(10,799)	0.1482
Exchange ratio adjustment	—	(570,965)	—
Plan frozen	(1,139,000)	—	—

Balance at December 31, 2007	—	659,236	$0.2399

The number of options exercisable as of December 31, 2007 and 2006 were 623,040 and 298,146. The weighted-average exercise price for options that are exercisable is $0.0069 and $0.0012 at December 31, 2006 and 2005.

Upon completion of the Merger, WaferGen Bio-systems, Inc. also assumed all outstanding Wafergen, Inc's stock options with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of ..53991522 for 1. In addition, the 2003 Plan was frozen resulting in no additional options available for grant. The number of stock options outstanding is 410,875 (761,000 times .53991522) post Merger.

On January, 2007 WaferGen Bio-systems, Inc’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, no-qualified stock options and restricted stock. The 2007 Plan shall be administered by the Company’s Board of Director.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of the stock option transactions under the 2007 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	2,000,000	—	$—
Granted	(1,609,500)	1,609,500	1.80

Balance at December 31, 2007	390,500	1,609,500	$1.80

The following table Summarizes information concerning outstanding options as of December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted	Agregate
	as of	Remaining	Average	as of	Remaining	Average	Intrinsic
Exercise	December	Contractual	Exercise	December	Contractual	Exercise	Value
Price	31, 2007	Life (in Years)	Price	31, 2007	Life (in Years)	Price

$0.000152-0.000228	137,678	5.79	$0.0002	134,079	5.75	$0.0002	$269,925
$0.018521-0.027782	64,790	7.59	0.0185	39,144	7.59	0.0185	72,244
$0.148171-0.222257	173,312	8.57	0.1482	63,192	8.57	0.1482	102,824
$0.463036-0.694554	283,456	9.02	0.4630	269,958	9.02	0.4630	396,019
$1.50-2.25	1,609,500	9.50	1.8002	116,667	9.43	1.5827	50,167

	2,268,736	9.07	$1.3287	623,040	8.26	$0.5390	$891,179

The Company has issued restricted Common Stock grants. The restricted Common Stock grants offer the recipient the opportunity to receive shares of Common Stock, rather than options that would give them the right to purchase Common Stock at a set price. The restricted Common Stock grants entitle the holder to receive shares of Common Stock subject to certain terms. The Company's restricted Common Stock generally has vesting restrictions that are eliminated over a four-year period.

The Company determined the amount of share-based compensation in connection with the restricted stock grants based on the fair value of the Company's Common Stock on the respective grant dates. The restricted stock awards totaled 105,000 shares, 56,690 shares post-merger, and the fair market value at grant date ranged from $0.75 to $1.50.

The compensation is being charged to operations over the same period as the restrictions are eliminated.

In November 2006, the Company issued fully vested Series A Preferred Stock option exercisable into 471,698 shares of Series A Preferred Stock to a founder. The option is immediately exercisable into shares of Series A Preferred Stock at a per share price of $0.14 and expire on any date during the earlier of (i) calendar year 2007 and (ii) the calendar year in which a change in control has occurred. The Company determined the fair market value of the option to be $575,450 using the following assumptions: risk free interest rate of 4.60%, no dividend yield, expected volatility of 21%, and an expected life of one year. Amounts expensed were $575,450 for the year ended December 31, 2006 and the period from inception to December 31, 2007. In February 2007, this option was exercised.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2007:

	Number	Weighted Average Grant
	of	Date Fair
	Shares	Value
Unvested at January 1, 2007	249,902	$1.81
Granted	1,895,655	0.66
Exercised	(10,685)	0.14
Forfeited	(10,799)	1.34
Vested	(478,377)	1.68

Unvested at December 31, 2007	1,645,696	$0.54

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s estimated stock price at December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2007. The aggregate intrinsic value for options outstanding was $2,777,098 at December 31, 2007 and the aggregate intrinsic value for options exercisable was $998,271 at December 31, 2007. The aggregate intrinsic value for options exercised was $69,500.

The amounts expensed for stock-based compensation totaled $648,988, $642,076 for the year ended December 31, 2007 and 2006 and $1,300,881 for the period from inception to December 31, 2007.

At December 31, 2007, there was $706,569 of total stock-based compensation costs which is expected to be recognized over an estimated weighted average amortization period from January 2008 to October 2011. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

A summary of outstanding Common Stock Warrants as of December 31, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,402,533	$2.25	May and June 2012
Common Stock	513,926	$2.25	May and June 2012

Total	3,031,901

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 9.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2007 and 2006 and the period from inception to December 31, 2007:

Period From
October 22,
2002
(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Currently payable (refundable):
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for income taxes	$—	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate (34%) to the net loss before provision for income taxes for the years ended December 31, 2007 and 2006 and the period from inception to December 31, 2007 is as follows:

			Period From
			October 22,
			2002
			(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Pro Provision for income taxes at federal statutory rate	$(2,025,606)	$(913,393)	$(4,010,949)
Federal research and development tax credits	(289,179)	—	(289,179)
Expenses not deductible	460,507	—	460,507
Change in federal valuation allowance	1,854,278	913,393	3,839,621

Provision for income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The components of the deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$3,225,483	$—
Capitalized start-up cost and research and development cost	1,046,170	2,148,836
Stock-based compensation	—	279,271
Research and development tax credit	582,982	—
depreciation on property and equipment	21,770	—
Accruals	179,921	73,426

Total deferred tax asset	5,056,326	2,501,533

Valuation allowance	(5,056,326)	(2,501,533)

Net deferred tax assets	$—	$—

Deferred income were provided for the following items for the years ended December 31, 2007 and 2006 and the period from inception to December 31, 2007:

			Period From
			October 22,
			2002
			(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$3,225,483	$—	$3,225,483
Capitalized start-up cost and research and development cost	(1,102,666)	810,485	1,046,170
Stock-based compensation	(279,271)	275,065	—
Research and development tax credit	582,982	—	582,982
depreciation on property and equipment	21,770	—	21,770
Accruals	106,495	65,326	179,921
Valuation allowance	(2,554,793)	(1,150,876)	(5,056,326)

Net deferred income taxes	$—	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits.

At December 31, 2007 the Company had federal and state net operating loss carryforwards of approximately $7,525,000. The federal and state net operating loss carryforwards will expire in various periods through 2027.

At December 31, 2007, the Company had federal and state research and development tax credits of approximately $300,000. The federal research and development tax credits will expire in various periods through 2027 and the California state research and development tax credit can be carried forward indefinitely.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Utilization of net operating loss carryforwards may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

NOTE 10.	Related Party Transactions

During the year ended December 31, 2007, a shareholder converted $61,588 of accounts payable to a note payable.

NOTE 11.	Cash Flow Information

Cash paid during the years ended December 31, 2007 and 2006 and the period from inception to December 31, 2007 is as follows:

			Period From
			October 22,
			2002
			(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Interest	$18,486	$—	$18,486

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2007 and 2006 and the period from inception to December 31, 2007 is as follows:

	Year ended December 31,		Period From October 22, 2002 (Inception) to December 31,
	2007	2006	2007

Accretions on Series B Preferred Stock	$51,998	$104,000	$155,998

Conversion of due to a stockholder to notes payable	$61,588	$—	$61,588

Issuance of warrants with notes payable	$171,053	$—	$171,053

Conversion of debt to Common Stock	$240,000	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Property and equipment acquired with capital leases	$124,776	$—	$124,776

Note 12.	Subsequent Events

On February 26, 2008, the Company and Terry W. Osborn, the Company’s former chief operating officer of the Company, mutually agreed to terminate the employment of Mr. Osborn effective as of February 26, 2008.   In connection with the termination of Mr. Osborn’s employment, the Company and Mr. Osborn entered into a mutual separation agreement.  Pursuant to the terms of the agreement, Mr. Osborn will receive severance in the amount of approximately $17,000.  In addition, the Company will accelerate the vesting of (1) options to purchase 27,536 shares previously granted to Mr. Osborn with an exercise price of $0.14817 per share, and (2) options to purchase 37,500 shares previously granted to Mr. Osborn with an exercise price of $2.25 per share.  The parties also have released each other from certain claims they may have against each other.

On January 24, 2008, the Company announced the formal opening of its new, state-of-the-art subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. With the opening, the subsidiary, WaferGen Biosystems (M) Sdn. Bhd., will launch various initiatives to support a number of WaferGen's ongoing SmartChip™ Real-Time PCR System development and commercialization goals. Most critically, this new organization will oversee several research and development activities related to the SmartChip™ Real-Time PCR System, pursue and establish valuable research and development collaborations with local universities and government-run research centers, and coordinate production of the SmartChip™ system with WaferGen's Malaysia-based contract manufacturer.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

13.	Quarterly Financial Data

Notes to the Consolidated Financial Statements

	Year ended December 31, 2007
	First	Second	Third	Fourth

Revenues	$60,460	$300	$6,700	$161,513
Cost of sales	21,774	—	1,770	55,572
Gross margin	38,686	300	4,930	105,941
Operating expenses:
Sales and marketing	152,182	137,788	277,248	281,600
Research and development	399,758	361,948	728,288	939,279
General and administrative	424,661	384,495	773,656	1,220,126
Total operating expenses	976,601	884,231	1,779,192	2,441,005
Operating loss	(937,915)	(883,931)	(1,774,262)	(2,335,064)
Other income and (expenses):
Interest income	—	15,781	82,960	64,306
Interest expense	(42,802)	(143,724)	(308)	(2,705)
Total other income and (expenses)	(42,802)	(127,943)	82,652	61,601
Net loss before provision for income taxes	(980,717)	(1,011,874)	1,691,610)	(2,273,463)
Provision for income taxes	—	—	—	—
Net loss	(980,717)	(1,011,874)	(1,691,610)	(2,273,463)
Accretuion on Series B Preferred Stock	(31,199)	(20,799)	—	—
Net loss applicable to common stockholders	$(1,011,916)	$(1,032,673)	$(1,691,610)	$(2,273,463)

Net loss per share - basic and diluted	$(0.28)	$(0.10)	$(0.07)	$(0.10)

Sahres used to compute net loss per share - basic and diluted	3,629,129	10,107,941	23,217,846	23,217,846

	Year ended December 31, 2006
	First	Second	Third	Fourth

Revenues	$10,000	$—	$31,500	$4,995
Cost of sales	3,000	—	9,390	2,360
Gross margin	7,000	—	22,110	2,635
Operating expenses:
Sales and marketing	30,844	43,929	38,632	39,000
Research and development	231,327	287,983	231,793	873,134
General and administrative	123,374	156,194	115,896	550,090
Total operating expenses	385,545	488,106	386,321	1,462,224
Operating loss	(378,545)	(488,106)	(364,211)	(1,459,589)
Other income and (expenses):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total other income and (expenses)	—	—	—	—
Net loss before provision for income taxes	(378,545)	(488,106)	(364,211)	(1,459,589)
Provision for income taxes	—	—	—	—
Net loss	(378,545)	(488,106)	(364,211)	(1,459,589)
Accretuion on Series B Preferred Stock	(26,000)	(26,000)	(26,000)	(26,000)
Net loss applicable to common stockholders	$(404,545)	$(514,106)	$(390,211)	$(1,485,589)

Net loss per share - basic and diluted	$(0.11)	$(0.15)	$(0.11)	$(0.43)

Sahres used to compute net loss per share - basic and diluted	3,535,672	3,431,146	3,463,072	3,488,932

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

1.	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

a.	Delegation of authority has not been formally documented;

b.	Insufficient oversight of accounting principle implementation; and

c.	Insufficient oversight of external audit functions;

2.
There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements;

3.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements; and

4.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.	Our Chief Executive Officer and our Chief Financial Officer will prepare a formal documentation of delegation policy that will be reviewed and approved by the Board;

2.
As a small business, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future;

3.
The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets.  The Company will also increase management’s review of key financial documents and records; and

4.
As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company’s external auditor conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

The foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Item 10.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Item 13.	Exhibits

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-KSB) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ ALNOOR SHIVJI
Date: March 31, 2008		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
/s/ AMJAD HUDA
Amjad Huda	Chief Financial Officer (Principal Financial Officer) and Director	March 31, 2008
/s/ VICTOR JOSEPH
Victor Joseph	Chief Technology Office and Director	March 31, 2008
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 31, 2008
/s/ JOEL KANTER
Joel Kanter	Director	March 31, 2008
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, Wafergen Acquisition Corp., and WaferGen, Inc.
2.2 (1)	Certificate of Merger, dated as of May 31, 2007, of Wafergen Acquisition Corp. with and into WaferGen, Inc.
3.1 (2)	Certificate of Incorporation of WBSI
3.2 (3)	Certificate of Amendment to Certificate of Incorporation of WBSI, changing name to WaferGen Bio-Systems, Inc. and increasing the authorized capital
3.3 (4)	Bylaws of WBSI
10.1 (1)*	WaferGen Bio-Systems, Inc. 2007 Stock Option Plan
10.2 (1)	Note and Warrant Purchase Agreement between WaferGen, Inc. and Alnoor Shivji, dated as of January 30, 2007
10.3 (1)	Form of 7% Promissory Notes, in the aggregate principal amount of $262,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007,
10.4 (1)	Form of Warrants, made as of January 30, 2007, to purchase up to an aggregate of 86,182 shares of WaferGen’s Series B Preferred Stock
10.5 (1)	Amendment, dated February 28, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.6 (1)	7% Promissory Note, dated February 28, 2007, in the principal amount of $138,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.7 (1)
Warrant, made as of February 28, 2007, to purchase up to 45,395 shares of WaferGen’s Series B Preferred Stock, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended

10.8 (1)	Second Amendment, dated March 30, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.9 (1)	7% Promissory Note, dated March 30, 2007, in the principal amount of $250,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.10 (1)
Warrant, made as of March 30, 2007, to purchase up to 82,237 shares of WaferGen’s Series B Preferred Stock, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended

10.11 (1)	Form of Allonge to Promissory Notes, dated as of March 31, 2007
10.12 (1)	Third Amendment, dated May 14, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.13 (1)	7% Promissory Note, dated May 14, 2007, in the principal amount of $100,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.14 (1)	Form of Second Allonge to Promissory Notes, dated as of May 14, 2007
10.15 (1)	Letter from Matthew Markin dated as of May 31, 2007, resigning as a director and officer of WBSI and its direct and indirect subsidiaries
10.16 (1)	Letter from Maria Maribel Jaramillo De La O dated as of May 31, 2007, resigning as a director and officer of WBSI and its direct and indirect subsidiaries
10.17 (1)	Placement Agency Agreement dated April 12, 2007, between WaferGen, Inc. and Rodman & Renshaw, LLC
10.18 (1)	Form of Lockup Agreement
10.19 (1)	Form of Subscription Agreement
10.20 (1)	Form of Registration Rights Agreement
10.21 (1)	Form of Warrants issued to investors in a private placement the initial closing of which was held on May 31, 2007
10.22 (1)	Form of Warrant issued to Placement Agent in connection with a private placement the initial closing of which was held on May 31, 2007
10.23 (1)	Escrow Agreement, dated as of May 31, 2007, among WBSI, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent
10.24 (1)	Split-Off Agreement, dated as of May 31, 2007, between WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O

10.25 (1)	General Release Agreement, dated as of May 31, 2007, among WBSI, Maria Maribel Jaramillo De La O, La Burbuja Leaseco, Inc. and WaferGen, Inc.
10.26 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji
10.27 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Amjad Huda
10.28 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Victor Joseph
10.29	Mutual Separation Agreement, dated February 26, 2008, between the Company and Terry Osborn
10.30	Code of Business Conduct and Ethics
21.1	Subsidiaries
23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham &Company, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herein by reference to the identically numbered Exhibit to the Company’s current Report on Form 8-K filed on June 5, 2007.

(2) Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(3) Incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Commission January 31, 2007.

(4) Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

*	Indicates a management contract or compensatory plan or arrangement.