Form 10KSB/A
period 2007-12-31
WaferGen Bio-systems, Inc.
filed 2008-04-29
CIK 1368993

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

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

The aggregate market value of WaferGen Bio-systems, Inc. Common Stock, $0.001 par value, held by non-affiliates, computed by reference to the average of the closing price as reported by OTCBB on April 11, 2008, was $25,518,243. Shares of common stock held by each executive and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock of WaferGen- Bio-systems, Inc, $0.001 per value, issued and outstanding as of March 28, 2008: 23,217.846.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes☐ No ☒

EXPLANATORY NOTE

WaferGen Bio-systems, Inc. (the "Company") is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-KSB for the Company's fiscal year ended December 31, 2007 (the “Original Report”) in order to include the information required to be disclosed pursuant to Part III of Form 10-KSB and make certain other limited changes in Item 1, “Description of Business,” under the heading “Risk Factors.”  In addition, our principal executive officer and principal financial officer have reissued their certifications as set forth in Exhibits 31.1, 31.2, 32.1 and 32.2 of this Amended Report, and our independent auditors have provided a new consent as set forth in Exhibit 23.1 of this Amended Reort.

Except for those items as expressly set forth in the paragraph above, this Amended Report continues to speak as of the date of the Original Report, and the Company has not updated the financial disclosure or other disclosures contained herein to reflect events that have occurred subsequent to the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

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

The expression of a gene is fundamental in understanding many disease processes and hence, drug efficacy. For example, in the field of oncology greater understanding of gene expression by certain types of cancerous cells has led to the discovery of specific disease biomarkers that allow clinicians more accurate diagnosis, prognosis and treatment options for their patients.  Examples of drugs developed by others specifically targeting biomarkers include Herceptin, used in the treatment of breast cancer, and Gleevac, used in the treatment of chronic myelogenous leukemia. We also believe an era of personalized treatment providing options for patients with certain malignancies will expand to other diseases. Researchers are targeting at the molecular level and are focusing attention and research budgets on research tools that help them to develop therapies for other highly prevalent disease states including heart and lung disease, arthritis, and diabetes.
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

We introduced our SmartSlide™ System during 2006 and made our first sales during October 2006. We generated approximately $228,973 of revenue and $5,957,664 of total loss during 2007. During the final stages of The Smart Chip™ System development we expect to incur significant additional costs completing development and commercializing this product. We have produced an alpha version of the Smart Chip Real Time PCR system, but we have not produced a commercially available product or made any sales of our Smart Chip™ System. Our sales of SmartSlide™ Systems have been sold to several leading research institutions including Abbott Labs, NASA, Harvard University, The Mayo Clinic, Memorial Sloan-Kettering, UCLA, University of Southern California, VA Medical Center, University of California at Davis, University of North Texas, Eisai Research, and the University of Georgia.
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

We are planning to commercialize our SmartChip™  System with two chip configurations:

·	A 33,000 assays chip for study of gene panels or for candidate genes of interest to customers; and

·	A High throughput whole genome version of 100,000 assays chip for whole genome studies in triplicate.

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

To date, we have designed 5,500-, 33,000-, and 100,000- well chips and already implemented the 5,500- well chip. With these chips, we have demonstrated our ability to perform several key steps required in a commercial version of the SmartChip™ System including fast thermal cycling. This requires the ability to seal, which we have also demonstrated. We have also completed 100 pico-liters dispensing with evaporation control. Certain of the milestones that we have yet to achieve prior to launching the SmartChip™ System are specified in the SmartChip™ Product Road Map Chart.

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

•
Drug Validation and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). Recently issued FDA guidance4 calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

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

Recently, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials.6 This has created a need for reliable, high-throughput, cost-effective technologies. Today’s hybridization based techniques can process only one sample at a time. Thus, for a clinical trial of 1,000 patients, one would need to use 1,000 chips. Other PCR-based techniques typically process 96 to 384 gene expression studies with many competing technologies; the researcher is typically limited to the amount of the biological sample to prepare RNA. We also believe our technology can be easily scaled to meet future higher-throughput needs.

Drug Response Monitoring: In addition to studying gene expression, genotyping measures genetic variation in the DNA. Sometimes it is not a single variation but the combination of these sequence differences that may lead to a disease state or a response to a specific therapy.
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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.2 million in net proceeds in our June 2007 private placement.  We expect that such proceeds, together with our income, could fund our operations from the date hereof to August 2008. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 28, 2008

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheet

December 31,
2007

Assets
Current assets:
Cash and cash equivalents	$5,189,858
Accounts receivables	139,827
Inventories	62,521
Prepaid expenses and other current assets	87,487

Total current assets	5,479,693

Property and equipment, net	321,159
Other assets	54,016

Total assets	$5,854,868

Liabilities, Series B Preferred Stock, and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$560,641
Accrued rent	19,340
Accrued payroll	414,519
Accrued vacation	156,234
Current portion of capital lease obligations	32,443

Total current liabilities	1,183,177

Capital lease obligations, net of current portion	73,451

Commitment and contingencies	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 23,217,846 shares issued and outstanding at December 31, 2007	23,218
Additional paid-in capital	16,527,929
Accumulated deficit	(11,952,907

Total stockholders’ equity (deficit)	4,598,240

Total liabilities, Series B Preferred Stock, and stockholders’ equity (deficit)	$5,854,868

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

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002. Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006 the name was changed to La Burbuja Cafe', Inc. On January 1, 2007 the name was changed to WaferGen Bio-systems, Inc.

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

The Company generally requires no collateral from its customers. At December 31, 2007, three customers accounted for 32%, 32%, and 15% of accounts receivable. For the year ended December 31, 2007, three customers accounted for 20%, 20% and 11%  of total revenues. For the year ended December 31, 2006, three customers accounted for 70%, 20%, and 10%.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Options issuable upon exercise of common stock options	704,952	399,844
Shares issuable upon exercise of Series A preferred stock option	—	229,909
Shares issuable upon exercise of Common Stock warrants	37,931	—
Shares issuable upon conversion of preferred stock	2,056,606	4,163,396

Total	2,799,489	4,793,149

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

NOTE 3.	Inventories

Inventories consisted of the following at December 31, 2007:

December 31,
2007

Finished goods	$62,521

Inventories	$62,521

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2007:

December 31,
2007

Equipment	$389,255
Leasehold improvements	41,365
Furniture and fixtures	16,838

Total property and equipment	447,458

Less accumulated depreciation and amortization	(126,299)

Property and equipment, net	$321,159

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of the stock option transactions under the 2007 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Shares originally reserved	2,000,000	—	$—
Granted	(1,609,500)	1,609,500	1.80

Balance at December 31, 2007	390,500	1,609,500	$1.80

The following table Summarizes information concerning outstanding options as of December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted	Aggregate
	as of	Remaining	Average	as of	Remaining	Average	Intrinsic
Exercise	December	Contractual	Exercise	December	Contractual	Exercise	Value
Price	31, 2007	Life (in Years)	Price	31, 2007	Life (in Years)	Price

$0.000152-0.000228	137,678	5.79	$0.0002	134,079	5.75	$0.0002	$269,925
$0.018521-0.027782	64,790	7.59	0.0185	39,144	7.59	0.0185	72,244
$0.148171-0.222257	173,312	8.57	0.1482	63,192	8.57	0.1482	102,824
$0.463036-0.694554	283,456	9.02	0.4630	269,958	9.02	0.4630	396,019
$1.50-2.25	1,609,500	9.50	1.8002	116,667	9.43	1.5827	50,167

	2,268,736	9.07	$1.3287	623,040	8.26	$0.5390	$891,179

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 13.	Quarterly Financial Data

	Year ended December 31, 2007
	First	Second	Third	Fourth

Revenues	$60,460	$300	$6,700	$161,513
Cost of sales	21,774	—	1,770	55,572
Gross margin	38,686	300	4,930	105,941
Operating expenses:
Sales and marketing	152,182	137,788	277,248	281,600
Research and development	399,758	361,948	728,288	939,279
General and administrative	424,661	384,495	773,656	1,220,126
Total operating expenses	976,601	884,231	1,779,192	2,441,005
Operating loss	(937,915)	(883,931)	(1,774,262)	(2,335,064)
Other income and (expenses):
Interest income	—	15,781	82,960	64,306
Interest expense	(42,802)	(143,724)	(308)	(2,705)
Total other income and (expenses)	(42,802)	(127,943)	82,652	61,601
Net loss before provision for income taxes	(980,717)	(1,011,874)	1,691,610)	(2,273,463)
Provision for income taxes	—	—	—	—
Net loss	(980,717)	(1,011,874)	(1,691,610)	(2,273,463)
Accretion on Series B Preferred Stock	(31,199)	(20,799)	—	—
Net loss applicable to common stockholders	$(1,011,916)	$(1,032,673)	$(1,691,610)	$(2,273,463)

Net loss per share - basic and diluted	$(0.28)	$(0.10)	$(0.07)	$(0.10)

Shares used to compute net loss per share - basic and diluted	3,629,129	10,107,941	23,217,846	23,217,846

	Year ended December 31, 2006
	First	Second	Third	Fourth

Revenues	$10,000	$—	$31,500	$4,995
Cost of sales	3,000	—	9,390	2,360
Gross margin	7,000	—	22,110	2,635
Operating expenses:
Sales and marketing	30,844	43,929	38,632	39,000
Research and development	231,327	287,983	231,793	873,134
General and administrative	123,374	156,194	115,896	550,090
Total operating expenses	385,545	488,106	386,321	1,462,224
Operating loss	(378,545)	(488,106)	(364,211)	(1,459,589)
Other income and (expenses):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Total other income and (expenses)	—	—	—	—
Net loss before provision for income taxes	(378,545)	(488,106)	(364,211)	(1,459,589)
Provision for income taxes	—	—	—	—
Net loss	(378,545)	(488,106)	(364,211)	(1,459,589)
Accretion on Series B Preferred Stock	(26,000)	(26,000)	(26,000)	(26,000)
Net loss applicable to common stockholders	$(404,545)	$(514,106)	$(390,211)	$(1,485,589)

Net loss per share - basic and diluted	$(0.11)	$(0.15)	$(0.11)	$(0.43)

Shares used to compute net loss per share - basic and diluted	3,535,672	3,431,146	3,463,072	3,488,932

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    Executive Officer and Directors

    Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position
Alnoor Shivji	51	Chief Executive Officer, President and Chairman of the Board
Victor Joseph	55	Chief Technical Officer, Secretary and Director
Amjad Huda	47	Chief Financial Officer, Treasurer and Director
David Gelfand	63	Chief Scientific Officer
Mona Chadha	47	Vice President, Marketing and Business Development
Makoto Kaneshiro	49	Director
R. Dean Hautamaki	45	Director
Joel Kanter	51	Director

    Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers. Our above-listed officers and directors have neither been convicted in any criminal proceeding during the past five years nor parties to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal of state securities laws or commodities laws. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

    Biographies

    Alnoor Shivji, Chief Executive Officer, President and Chairman of the Board. Mr. Shivji has served as our Chief Executive Officer, President and Chairman of the Board since the closing of the Merger. He is a co-founder of WaferGen and has served as its Chief Executive Officer and President since April 1, 2003, and as Chairman of the Board since October 2002. Between December 2003 and July 2006, he was also the Investment Director at VPSA, Inc. in Paris, France, and between October 2001 and February 2002, he was the President and Chief Executive Officer of Redwave Networks, Inc. From April 2001 to August 2001, Mr. Shivji was President of Metro Switching Division of Ciena Corp. Between August 1998 and March 2001, he was the Founder, President and Chief Executive Officer of Cyras Systems. He co-founded Fiberlane Communications, Inc. and was President of Fiberlane Communications (Canada), Inc. from December 1996 to April 1998. Mr. Shivji also co-founded Osiware, an enterprise software company sold to Infonet Services Corporation, which was later bought by BT Group plc. Currently, he is a General Partner with Global Asset Capital, a venture capital firm with which he has been associated since March 2002, and has a long history advising and investing in Silicon Valley startups. Mr. Shivji has a BS degree from University of British Columbia.

    Victor Joseph, Chief Technical Officer, Secretary and Director. Mr. Joseph has served as our Chief Technical Officer, Secretary and a director since the closing of the Merger. He is a co-founder of WaferGen and has served as its Chief Technical Officer and Secretary since April 1, 2003, and as a director since October 2002. Mr. Joseph has over 20 years of experience working in research and development, manufacturing, consulting and management in a variety of industries including Semiconductor IC, inkjet, personal computers, optical communication, disk drives and specialty chemicals. Between April 2001 and March 2003 he was the Vice President of the Switching Products Group of Avrio Technologies. From January 2000 to April 2001 he was a Technology Assessment Manager with Cisco Systems, Inc. and served as a Senior Business Development Manager and Senior Engineer with Hewlett-Packard Company between November 1993 and January 2000. Throughout his career, Mr. Joseph has maintained his intellectual property through patents, of which he currently holds three in inkjet technology, one in fiber optic switch technology, one in integrated biochip technology and seven in-house pending patents. He holds a Masters of Science from the University of Toronto in IE/OR and BS ChemE from REC Warangal, India.

    Amjad Huda, Chief Financial Officer, Treasurer and Director. Mr. Huda has served as our Chief Financial Officer, Treasurer and a director since the closing of the Merger. He is a co-founder of WaferGen and has served as its Chief Financial Officer and Treasurer since January 1, 2004, and as a director since October 2002. In addition to his role as the Chief Financial Officer, he served as WaferGen’s Chief Operations Officer from January 2004 to February 2007. Between September 1997 and December 2003, he worked for Nortel Networks Corporation in its international research and development operations. Between September 1995 and September 1997, Mr. Huda worked for KPMG, LLP; between March 1991 and August 1995, Mr. Huda worked for Coopers & Lybrand (now PriceWaterhouseCoopers); and between September 1985 and February 1991, Mr. Huda worked for General Foods (now Kraft Foods, Inc.). Mr. Huda holds a Bachelor of Science in Industrial Engineering from St. Cloud State University (St. Cloud, Minnesota) and an MBA in Finance from Golden Gate University (San Francisco, California).

    Dr. David Gelfand, Chief Scientific Officer. Dr. Gelfand has served as our Chief Scientific Officer since the closing of the Merger. He joined WaferGen in February 2007 as Chief Scientific Officer. Since October 2005, Dr. Gelfand has worked as a consultant in the fields of molecular diagnostics, nucleic acid amplification, DNA sequencing and genotyping.  From December 1991 to October 2005, Dr. Gelfand worked for Roche Molecular Systems, Inc., performing in vitro molecular diagnostics tests, discovery research and development for molecular research reagents. While at Roche Molecular Systems, Inc., Dr. Gelfand was Vice President of the Discovery Research Division and a Director of the program in Core Research. He received his Ph.D. in Biology from University of California, San Diego.

    Mona Chadha, Vice President, Marketing , Business Development & Corporate Communications. Ms. Chadha has served as our Vice President of Marketing, Business Development and Corporate Communications since the closing of the Merger. She joined WaferGen in July 2006 as its Vice President, Marketing and Business Development. Ms. Chadha has over 15 years of experience in global product commercialization for leading biotechnology companies. From July 2003 through July 2006, she was the Associate Director of Technology Marketing at Nektar Therapeutics, where she led the company’s repositioning and branding efforts and co-marketing of inhaled insulin. She spent nine years with Applied Biosystems Group (Applera Corporation), from 1993 through 2001, in multiple top tier jobs, including Product Manager, Senior Product Manager and Product Line Manager. Before joining Applied Biosystems, she was with CLONTECH Laboratories, Inc. during 1992 and 1993 as product manager and worked between 1988 and 1992 at Pharmacia LKB Biotechnology, Inc. as a Technical Specialist and Marketing Applications Specialist. She holds a double Masters degree in Cell Biology and Anatomy from Columbia University and Microbiology from India.  She also completed the Executive Marketing Management Certificate Program at Stanford University.

    Makoto Kaneshiro, Director. Mr. Kaneshiro has served as our director since the closing of the Merger. He has also served as a director of WaferGen since March 2005. Mr. Kaneshiro is a founding member of Genetic Devices, Co., Ltd. in Japan and prior to that was the Executive Director of Overseas Investment for CSK Venture Capital Co., Ltd., where he had been since 2001. Previously, Mr. Kaneshiro was Executive Vice President of Sega.com and Sega of America. Before Sega, he was a member of the business development and corporate planning team of Sony Corporation of America. From 2003 to 2004, Mr. Kaneshiro was a member of the Board of Directors of Sega Corporation which was a publicly traded company in Japan. He holds an MBA from Yale University.

    Dr. R. Dean Hautamaki, Director. Dr. Hautamaki has served as our director since the closing of the Merger. Dr. Hautamaki is a practicing physician and since January 2005 has been the Assistant Clinical Professor of Medicine at the Florida State University College of Medicine in Tallahassee, Florida. From September 2003 to December 2005, Dr. Hautamaki was the Chairman of the Department of Medicine at Sarasota Memorial Hospital in Sarasota, Florida. From September 1997 through December 2005, he was a partner at Lung Associates of Sarasota in Sarasota, Florida. Dr. Hautamaki has authored over 12 papers and presented in several conferences.

    Joel Kanter, Director. Joel Kanter has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies and institutional financing to mature enterprises. He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Mr. Kanter currently serves on the Board of Directors of several public companies, including: Aquamatrix, Inc., I-Flow Corporation, Magna-Lab, Inc., Medgenics, Inc., Modigene, Inc., and Pet DRx Corporation, as well as a number of private concerns. Mr. Kanter has a B.A. in Political Science and a B.S. in Psychology from Tulane University.

    Board of Directors and Corporate Governance

    Upon the closing of the Merger, Matthew Markin and Maria Maribel Jaramillo De La O, the members of the board of directors of WBSI at such time, resigned and simultaneously therewith a new board of directors was appointed, consisting of four members designated by WaferGen (Alnoor Shivji, Victor Joseph, Amjad Huda and Makoto Kaneshiro), and two members designated by WBSI’s stockholders (Dr. R. Dean Hautamaki and Joel Kanter).

    Section 16(a) Beneficial Ownership Reporting Compliance

    We are not subject to Section 16(a) of the Exchange Act.

    Code of Ethics

    Our Company’s board of directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company’s President (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics set forth written standards that are designed to deter wrongdoing and promote:

(1)	handling honest and ethical conduct, including the ethical of actual or apparent conflicts of interest between personal and professional relationships;
(2)	full, fair, accurate, timely, and understandable disclosure in report and document that we file with, or submit to, the Security and Exchange Commission and in other public communications made by us;
(3)	compliance with applicable government laws, rules and regulations;
(4)	the prompt internal reporting of violations of Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)	accountability for adherence to the Code of Business Conduct and Ethics.

    Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s personnel shall be accorded full access to our President, Secretary, and Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company’s personnel are to be accorded full access to our Company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president, secretary, and chief financial officer.

    In additional, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state security laws. Any employee who become aware of any incident involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company’s president, secretary, or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, secretary, or chief financial officer, the incident must be reported to the Audit Committee. Any failure to report such inappropriate or irregular conduct of other is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

    Our Code of Business Conduct and Ethics is filed as Exhibit 10.30 to this Annual Report on Form 10-KSB.

    We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Request can be sent to: WaferGen Biosystems, Inc. at 46531 Fremont Blvd. Fremont, California 94538.

    Board Independence and Committees

    We are not currently listed on any national securities exchange that has a requirement that the Board of Directors be independent. However, in evaluating the independence of its members and the composition of the committees of the Board of Directors, the Board utilizes the definition of “independence” as that term is defined by SEC rules.

    We believe that Messrs. Kaneshiro, Kanter and Dr. Hautamaki qualify as “independent” directors, as that term is defined by SEC rules.

    We have three standing committees: the audit committee; the corporate governance committee; and the compensation committee.

    Audit Committee

    Our current Audit Committee was formed during September 2007.  It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: reviewing the annual registration; approving the firm to be engaged as our independent registered public accounting firm for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the SEC reporting requirements.  Our Audit Committee currently consists of Mr. Kanter (Chairman), Dr. Hautamaki, and Mr. Kaneshiro.  The audit committee met two (2) times during the fiscal year.  In addition, the Board of Directors believes that Mr. Kanter meets the definition of “audit committee financial expert,” as defined by SEC rules.

    Corporate Governance Committee

    The Corporate Governance Committee of the Board of Directors is appointed by the Board (i) to oversee the selection of new directors, (ii) to oversee the function of the Board in its committees, and (iii) to evaluate the Board’s performance as well as the relationship between the Board and the Company’s management. The Corporate Governance Committee currently consists of Mr. Kaneshiro (Chairman), Dr. Hautamaki, and Mr. Kanter.  The Corporate Governance Committee met one (1) time during the fiscal year.

    Compensation Committee

    Our Compensation Committee was formed in September 2007 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans.  The Compensation Committee currently consists of Mr. Kaneshiro (Chairman), Dr. Hautamaki, and Mr. Kanter.  The compensation committee met one (1) time during the fiscal year.

Item 10.     Executive Compensation

    Summary Compensation Table

    The following table summarizes all compensation recorded by us in each of fiscal year 2007 and 2006 for (i) our principal executive officer, (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2007 and whose total compensation exceeded $100,000 in fiscal year 2007 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of  fiscal year 2007. Such officers are referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		Total ($)
Alnoor Shivji	2007	$229,166	(1)	—	(2)	$215,308	(4)	$444,474
Chief Executive Officer	2006	$200,000		50,000	(3)	575,450	(5)	$825,450

Amjad Huda	2007	$229,166	(1)	—	(2)	$215,308	(4)	$444,474
Chief Financial Officer	2006	$200,000		50,000	(3)	$—		$250,000

Victor Joseph	2007	$229,166	(1)	—	(2)	$215,308	(4)	$444,474
Chief Technology Officer	2006	$200,000		50,000	(3)	$—		$250,000

(1)	Annual salary of $250,000 commenced on May 31, 2007, the date of executive officer’s employment agreement with WaferGen.

(2)
Under such executive officer’s employment agreement, the executive officer is entitled to a performance-based bonus of up to 25% of his salary.  The Compensation Committee of the Board has determined that each such executive shall receive a bonus in 2008 for the executive’s performance in 2007 equal to 25% of his base salary (or $62,300) upon the completion of a financing transaction by the Company above a certain threshold amount.

(3)	Bonus earned in 2006 but paid in 2007.

(4)
The value of the Option Award has been computed in accordance with FAS No. 123R, “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information, see Item 6, Notes to the Financial Statements.

(5)
Represents the value of an option issued to Mr. Shivji as a replacement for a warrant to purchase 471,698 shares of WaferGen’s Series A Preferred Stock at a purchase price of $0.14 per share. For more information, see Note 2 to the Financial Statements.

    Agreements with Executive Officers

    Alnoor Shivji

    We have entered into an employment agreement with Alnoor Shivji to serve as our Chairman and Chief Executive Officer, for renewable one year terms. Pursuant to this employment agreement, Mr. Shivji is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Shivji is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Shivji an option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Shivji’s employment without cause or if Mr. Shivji resigns for good reason, we will pay Mr. Shivji his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Shivji from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Shivji receives severance payments from us.

    Amjad Huda

    We have entered into an employment agreement with Amjad Huda to serve as our Chief Financial Officer and Treasurer, for renewable one year terms. Pursuant to this employment agreement, Mr. Huda is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Huda is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Huda an option to purchase 166,667 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Huda’s employment without cause or if Mr. Huda resigns for good reason, we will pay Mr. Huda his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Huda for employment related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Huda from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Huda receives severance payments from us.

    Victor Joseph

    We have entered into an employment agreement with Victor Joseph to serve as our Chief Technical Officer and Secretary, for renewable one year terms. Pursuant to this employment agreement, Mr. Joseph is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Joseph is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Joseph an option to purchase 166,667 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Joseph’s employment without cause or if Mr. Joseph resigns for good reason, we will pay Mr. Joseph his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Joseph for employment related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Joseph from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Joseph receives severance payments from us.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2007

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date
Name	Exercisable		Unexercisable		($)
Alnoor Shivji	24,306	(2)	142,360	(2)	$1.50	5/31/2017

Amjad Huda	24,306	(3)	142,361	(3)	$1.50	5/31/2017
	134,979	(4)	—		$0.46	1/3/2017

Victor Joseph	24,306	(3)	142,361	(3)	$1.50	5/31/2017
	134,979	(4)	—		$0.46	1/3/2017

(1)
Option numbers and prices are presented as of December 31, 2007. Upon the Merger, we adopted and assumed WaferGen’s 2003 Stock Incentive Plan and the then outstanding options automatically converted into options to purchase shares of our common stock using the same exchange ratio applied to convert the WaferGen shares into our common stock in the merger. Upon the Merger, the vesting of all options issued under the 2003 Stock Incentive Plan was accelerated, and all the options became immediately exercisable.

(2)
Option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share granted on May 31, 2007, which option vests in equal monthly installments over four years and expires 10 years after the date of grant.

(3)
Option to purchase 166,667 shares of our common stock at an exercise price of $1.50 per share granted on May 31, 2007, which option vests in equal monthly installments over four years and expires 10 years after the date of grant.

(4)
Option to purchase 134,979 shares of our common stock at an exercise price of $0.46 per share granted on January 3, 2007 under the 2003 Stock Incentive Plan, which option became fully vested upon the Merger and expires 10 years after the date of grant.

   Director Compensation

                   The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Makoto Kaneshiro	—	—	—	—	—	—	—
Dr. R. Dean Hautamaki	—	—	48,000	—	—	—	48,000
Joel Kanter	—	—	—	—	—	—	—

(1)
The amounts shown in column (d) represent the compensation costs of stock options for financial reporting purposes for fiscal year 2007 under FAS No. 123R, rather than an amount paid to or realized by the director.  The FAS No. 123R value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.

                   In January 2008, the Board of Directors approved the following compensation for all non-employee directors:

•
Each non-employee director will receive an initial option grant (the “Initial Grant”) of 40,000 stock options upon the director’s appointment to board, with 50% of the options vested upon grant and the remaining 50% of the options vesting over one year with 25% of the options vesting every three months; provided, however, that the first Initial Grant made to non-employee directors in January 2008 was fully vested on the date of grant; and

•
Immediately following each annual meeting of the Company’s stockholders commencing with the annual meeting of the Company’s stockholders in 2008, each non-employee director who continues as a non-employee director following such annual meeting shall receive an award of 15,000 stock options (the “Subsequent Grant”) vesting over one year with 25% of the option vesting every three months; provided that no Subsequent Grant shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six (6) months.

   Each Initial Grant and each Subsequent Grant shall provide that in the event of a change in control of the Company, such option shall automatically become fully vested and no longer subject to forfeiture immediately prior to the specified effective date of such change in control.  The exercise price for all Initial Grants and Subsequent Grants shall be the fair market value of the Company's Common Stock in accordance with the terms of the Company’s stock incentive plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The following tables set forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., Bayside Technology Center, 46531 Fremont Blvd., Fremont, CA 94538. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)

YA Global Investments, L.P.	1,733,333	(2)	7.34%
The Shivji Family Trust dtd June 12, 2000	1,691,607	(3)	7.24%
CSK-VC Life Science Investment Fund LP	1,690,610	(4)	7.27%

Directors and Executive Officers:
Alnoor Shivji	3,949,076	(5)	16.54%
Victor Joseph	997,317	(6)	4.26%
Amjad Huda	997,317	(6)	4.26%
Joel Kanter	137,500	(7)	*
Raymond Dean Hautamaki	106,833	(8)	*
Makoto Kaneshiro	108,164	(9)	*
David Gelfand	59,973	(10)	*
Mona Chadha	32,170	(11)	*

Directors and Executive Officers as a Group (8 persons)	6,388,350	(5)-(11)	26.01%

_____________
* Less than 1%

(1)	Based on 23,217,846 shares of our common stock issued and outstanding as of March 31, 2008.

(2)
Includes 400,000 shares of common stock issuable upon the exercise of currently exercisable warrants. Mark Angelo has the power to vote and dispose of the shares held by YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.). Its address is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(3)
Includes 150,000 shares of common stock issuable upon the exercise of currently exercisable warrants. Excludes 54,821 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which The Shivji Family Trust dtd June 12, 2000 does not currently have voting or dispositive power. Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Trust. Its address is 692 Hillcrest Terrace, Fremont, CA 94539.  See also footnote (6) in this section.

(4)
Includes 50,000 shares of common stock issuable upon the exercise of currently exercisable warrants. Excludes 77,576 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which CSK-VC Life Science Investment Fund does not currently have voting or dispositive power. Hiromichi Tabata has the power to vote and dispose of the shares being registered on behalf of CSK-VC Life Science Investment Fund. Its address is 5th Floor, Riviera Minami Aoyama Building, 3-3-3, Minami-Aoyama, Minato-Ku, Tokyo 107-0062 Japan.

(5)
Includes (i) 329,258 shares of common stock issuable upon the exercise of currently exercisable warrants, (ii) 41,667 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iii) 1,541,607 shares of common stock held by The Shivji Trust and (iv) 150,000 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Trust. Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Trust. Mr. Shivji disclaims beneficial ownership of the securities held by The Shivji Trust, except to the extent he has a pecuniary interest therein. Includes an aggregate of 410,726 shares of common stock that are being held in escrow for two years in connection with the Merger. Also includes 134,979 restricted options, and over which Mr. Shivji currently has voting but not dispositive power pursuant to an escrow agreement among WGBS, Mr. Shivji and Gottbetter & Partners, LLP, as escrow agent. Mr. Shivji disclaims beneficial ownership of the shares held in escrow, except to the extent he has a pecuniary interest therein. Excludes options to purchase 124,999 shares of common stock that are not exercisable within 60 days.

(6)
Includes 176,646 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes (i) options to purchase 125,000 shares of common stock that are not exercisable within 60 days and (ii) 43,193 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which the stockholder does not currently have voting or dispositive power.

(7)
Includes (i) 40,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days Consists of (ii) 75,000 shares of common stock held by the Kanter Family Foundation and (iii) 22,500 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation. Joel Kanter and his brother, Joshua Kanter, have voting and dispositive power over all of the securities held by the Kanter Family Foundation. Mr. Kanter disclaims beneficial ownership of the securities held by the Kanter Family Foundation, except to the extent he has a pecuniary interest therein.

(8)
Consists of (i) 37,500 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (ii) 53,333 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”) and (iii) 10,000 shares  and 6,000 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack and Mr. Hautamaki. Mr. Hautamaki has voting and dispositive power over the securities held by Cojack. Excludes options to purchase 112,500 shares of common stock that are not exercisable within 60 days.

(9)
Consists of 108,164 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 50,618 shares of common stock that are not exercisable within 60 days.

(10)
Includes 37,500 and 7,086 of restricted shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes (i) options to purchase 112,500 and 9,111 shares of common stock that are not exercisable within 60 days and (ii) 810 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which Mr. Gelfand does not currently have voting or dispositive power.

(11)
Consists of 32,170 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 38,019 shares of common stock that are not exercisable within 60 days.

    Securities Authorized for Issuance Under Stock Option Plan

    The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,000,000	$1.80	390,500
Equity compensation plans not approved by security holders	-	-	-
Total	2,000,000	$1.80	390,500

Item 12.     Certain Relationships and Related Transactions, and Director Independence

    Transactions with WaferGen Founders and Executive Officers

    On January 3, 2007, WaferGen granted 250,000 shares of restricted common stock to each of Alnoor Shivji, Amjad Huda and Victor Joseph under the 2003 Plan for their services to WaferGen as officers and directors. Messrs. Huda and Joseph did not accept the grant of restricted shares and in lieu of such grants of restricted stock, WaferGen granted each of them options to purchase 250,000 shares of WaferGen’s common stock at an exercise price of $0.25 per share under the 2003 Plan (which were exchanged for options to purchase 134,979 shares of WBSI’s common stock by each of such holders at an exercise price of $0.46 per share upon the Merger). The restricted shares held by Mr. Shivji and the options held by Messrs. Huda and Joseph vest monthly over a period of four years. However, upon the closing of the Merger, these options and shares of restricted stock became immediately vested.

    On January 1, 2007, WaferGen borrowed $162,000 from Mr. Shivji in exchange for two promissory notes. On January 30, 2007, Mr. Shivji and WaferGen entered into a Note and Warrant Purchase Agreement, pursuant to which Mr. Shivji was granted the right purchase up to $300,000 of promissory notes and warrants to purchase up to 98,684 shares of WaferGen’s common stock, subject to adjustment. Pursuant to this Agreement, on January 30, 2007, Mr. Shivji purchased three promissory notes in the aggregate principal amount of $262,000 by converting his earlier loans for $162,000 and advancing $100,000 of additional funds to WaferGen, and three warrants to purchase an aggregate of 86,182 shares of WaferGen’s Series B Preferred Stock, at a purchase price of $0.76 per share until the earlier of (i) five years from the date of grant or (ii) the date WaferGen closes its initial public offering. The notes issued to Mr. Shivji bore interest at the rate of 7% per annum and were paid in full on March 30, 2007.

    On February 28, 2007, Mr. Shivji and WaferGen amended the terms of the Note and Warrant Purchase Agreement to allow for the purchase by Mr. Shivji of up to $400,000 of promissory notes and warrants to purchase up to 131,579 shares of WaferGen’s common stock, subject to adjustment. In connection with this amendment, on February 28, 2007, Mr. Shivji purchased an additional promissory note in the principal amount of $138,000 and a five year warrant to purchase an additional 45,395 shares of WaferGen’s Series B Preferred Stock at a purchase price of $0.76 per share. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on March 30, 2007.

    On March 30, 2007, Mr. Shivji and WaferGen amended the terms of the Note and Warrant Purchase Agreement to allow for the purchase by Mr. Shivji of up to $650,000 of promissory notes and warrants to purchase up to 213,816 shares of WaferGen’s common stock, subject to adjustment. In connection with this amendment, on March 30, 2007, Mr. Shivji purchased an additional promissory note in the principal amount of $250,000 and a five year warrant to purchase an additional 82,237 shares of WaferGen’s Series B Preferred Stock at a purchase price of $0.76 per share. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on April 30, 2007.

    On March 30, 2007, pursuant to several Allonges between WaferGen and Mr. Shivji, the maturity date of each outstanding note issued pursuant to the Note and Warrant Purchase Agreement, as amended, was extended from March 30, 2007 to April 30, 2007. Similarly, on May 14, 2007, pursuant to several Second Allonges between WaferGen and Mr. Shivji, the maturity date of each outstanding note issued pursuant to the Note and Warrant Purchase Agreement, as amended, was further extended from April 30, 2007 to June 30, 2007.

    On May 14, 2007, Mr. Shivji made an additional loan to WaferGen in the amount of $100,000. There were no warrants issued in connection with this loan. The note issued to Mr. Shivji bore interest at the rate of 7% per annum and was paid in full on June 30, 2007.

    In connection with the Offer, Mr. Shivji converted $240,000 of his indebtedness from WaferGen at Closing into 160,000 units, $150,000 was repaid out of the proceeds, and the balance of $360,000 (plus accrued and unpaid interest) will be or has been repaid in accordance with the terms of the notes. In addition, following the Offer and the Merger, Mr. Shivji’s warrants to purchase 213,816 shares of WaferGen’s common stock with an exercise price of $0.76 per share, were converted into warrants to purchase 115,442 shares of WBSI’s common stock at an exercise price of $1.41 per share.

    In accordance with the Merger Agreement, 5% of the shares of common stock issuable to the former stockholders of WaferGen in the Merger are being held in escrow for two years, pursuant to the terms of an Escrow Agreement among WBSI, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent, in order to secure certain indemnification obligations under the Merger Agreement. The Escrow Agreement provides that Mr. Shivji shall have the right to direct the Escrow Agent in writing as to the exercise of any voting rights pertaining to the escrow shares.

Item 13. Exhibits

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

10.11 (1)	Form of Allonge to Promissory Notes, dated as of March 31, 2007
10.12 (1)	Third Amendment, dated May 14, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.13 (1)	7% Promissory Note, dated May 14, 2007, in the principal amount of $100,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.14 (1)	Form of Second Allonge to Promissory Notes, dated as of May 14, 2007
10.15 (1)	Letter from Matthew Markin dated as of May 31, 2007, resigning as a director and officer of WBSI and its direct and indirect subsidiaries
10.16 (1)	Letter from Maria Maribel Jaramillo De La O dated as of May 31, 2007, resigning as a director and officer of WBSI and its direct and indirect subsidiaries
10.17 (1)	Placement Agency Agreement dated April 12, 2007, between WaferGen, Inc. and Rodman & Renshaw, LLC
10.18 (1)	Form of Lockup Agreement
10.19 (1)	Form of Subscription Agreement
10.20 (1)	Form of Registration Rights Agreement
10.21 (1)	Form of Warrants issued to investors in a private placement the initial closing of which was held on May 31, 2007
10.22 (1)	Form of Warrant issued to Placement Agent in connection with a private placement the initial closing of which was held on May 31, 2007
10.23 (1)	Escrow Agreement, dated as of May 31, 2007, among WBSI, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent
10.24 (1)	Split-Off Agreement, dated as of May 31, 2007, between WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O
10.25 (1)	General Release Agreement, dated as of May 31, 2007, among WBSI, Maria Maribel Jaramillo De La O, La Burbuja Leaseco, Inc. and WaferGen, Inc.
10.26 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji
10.27 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Amjad Huda
10.28 (1)*	Employment Agreement dated May 31, 2007, between WBSI and Victor Joseph
10.29 **	Mutual Separation Agreement, dated February 26, 2008, between the Company and Terry Osborn
10.30 **	Code of Business Conduct and Ethics
21.1 **	Subsidiaries
23.1	Letter of Consent From Independent Registered Public Accounting Firm, Rowbotham &Company, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the identically numbered Exhibit to the Company’s current Report on Form 8-K filed on June 5, 2007.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Commission January 31, 2007.

(4)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

*	Indicates a management contract or compensatory plan or arrangement.
**	Previously filed.

Item 14.	Principal Accountant Fees and Services

Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP, our independent registered public accounting firm, for services during the fiscal years ended December 31, 2007 and 2006.

	2007	2006

Audit fees	$162,068	$	---
Audit related fees	54,110		---
Tax fees	15,711		---
All other fees	---		---

Total Fees	$231,889	$	---

Audit Fees

    Audit fees consist of fees and reimbursement of expenses for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

Audit Related Fees

    Audit related fees consist of accounting consultation and services provided in connection with other statutory or regulatory filings that are not included under audit fees.

Tax Fees

    Tax fees consist of fees and reimbursement of expenses for professional services provided in connection with the preparation of the Company’s federal and state tax returns.

Pre-Approval Policies and Procedures

    We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Rowbotham & Company LLP and the estimated fees related to these services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ ALNOOR SHIVJI
Date: April 29, 2008		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2008
/s/ AMJAD HUDA
Amjad Huda	Chief Financial Officer (Principal Financial Officer) and Director	April 29, 2008
/s/ VICTOR JOSEPH
Victor Joseph	Chief Technology Office and Director	April 29, 2008
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	April 29, 2008
/s/ JOEL KANTER
Joel Kanter	Director	April 29, 2008
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	April 29, 2008