Form 10-Q
period 2008-05-06
WaferGen Bio-systems, Inc.
filed 2008-05-15
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-136424
WaferGen Bio-systems, Inc.
 (Exact name of Registrant as specified in its charter)

Nevada (State of incorporation)	20-3699764 (I.R.S. Employer Identification Number)
Bayside Technology Center
46531 Fremont Blvd.
Fremont, California, 94538
(Address of principal executive offices)
(Zip code)
(510) 651-4450
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The Registrant has 23,217,846 shares of common stock outstanding as of May 13, 2008.

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$3,206,197	$5,189,858
Accounts receivables	228,793	139,827
Inventories	107,762	62,521
Prepaid expenses and other current assets	59,456	87,487

Total current assets	3,602,208	5,479,693

Property and equipment, net	688,846	321,159
Other assets	12,578	54,016

Total assets	$4,303,632	$5,854,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$621,235	$560,641
Accrued rent	25,482	19,340
Accrued payroll	426,579	414,519
Accrued vacation	170,260	156,234
Accrued other expenses	60,223	—
Current portion of capital lease obligations	71,093	32,443

Total current liabilities	1,374,872	1,183,177

Capital lease obligations, net of current portion	99,876	73,451

Commitment and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 23,217,846 shares issued and outstanding at March 31, 2008 and December 31,2007	23,218	23,218
Additional paid-in capital	16,650,864	16,527,929
Accumulated deficit	(13,845,198)	(11,952,907)

Total stockholders’ equity	2,828,884	4,598,240

Total liabilities and stockholders’ equity	$4,303,632	$5,854,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Period From October 22, 2002 (Inception) to
	March 31,		March 31,
	2008	2007	2008

Revenues	$181,640	$60,460	$475,908

Cost of sales	75,017	21,774	175,883

Gross margin	106,623	38,686	300,025

Operating expenses:
Sales and marketing	385,174	152,182	1,386,397
Research and development	952,441	399,758	7,020,569
General and administrative	689,043	424,661	5,476,017

Total operating expenses	2,026,658	976,601	13,882,983

Operating loss	(1,920,035)	(937,915)	(13,582,958)

Other income and (expenses):
Interest income	31,717	—	194,764
Interest expense	(3,973)	(42,802)	(301,007)

Total other income and (expenses)	27,744	(42,802)	(106,243)

Net loss before provision for income taxes	(1,892,291)	(980,717)	(13,689,201)
Provision for income taxes	—	—	—

Net loss	(1,892,291)	(980,717)	(13,689,201)

Accretion on Series B Preferred Stock	—	(31,199)	(155,998)

Net loss applicable to common stockholders	$(1,892,291)	$(1,011,916)	$(13,845,199)

Net loss per share - basic and diluted	$(0.08)	$(0.28)

Shares used to compute net loss per share - basic and diluted	23,217,846	3,629,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Unaudited)

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest			5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Unaudited)

Series B			Series A				Additional
Preferred Stock			Preferred Stock		Common Stock		Paid-in	Accumulated
Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to Wafergen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split- Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053
Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

Stock-based compensation	—	—	—	—	122,935	—	122,935

Net loss	—	—	—	—	—	(1,892,291)	(1,892,291)

Balances as of March 31, 2008	—	$—	23,217,846	$23,218	$16,650,864	$(13,845,198)	$2,828,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended		Period From October 22, 2002 (Inception) to
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,892,291)	$(980,716)	$(13,689,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,472	6,707	176,771
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	122,935	72,584	1,423,816
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	38,158	171,053
Change in operating assets and liabilities:
Accounts receivable	(88,966)	(48,756)	(228,793)
Inventories	(45,241)	(27,630)	(107,762)
Prepaid expenses and other current assets	28,031	3,511	(59,456)
Other assets	(10,008)	—	(12,578)
Accounts payable	60,594	405,619	621,236
Accrued rent	6,142	—	25,482
Accrued payroll	12,060	86,289	426,579
Accrued vacation	14,026	12,577	170,260
Accrued other	60,223	—	60,223

Net cash used in operating activities	(1,682,023)	(431,657)	(10,864,881)

Cash flows from investing activities:
Refund of deposit on property and equipment	51,446	—	—
Purchase of property and equipment	(297,509)	(1,111)	(620,191)

Net cash used in investing activities	(246,063)	(1,111)	(620,191)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(55,575)	—	(74,457)
Proceeds from issuance of notes payable	—	588,412	3,665,991
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	66,037	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Purchase of common stock	—	500	9,922,168

Net cash provided (used) by financing activities	(55,575)	654,949	14,691,269

Net increase in cash	(1,983,661)	222,181	3,206,197

Cash and cash equivalents at beginning of the period	5,189,858	36,158	—

Cash and cash equivalents at end of the period	$3,206,197	$258,339	$3,206,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi- Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystem (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals.

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

On June 12, 2007, WaferGen Bio-systems, Inc. sold an additional 830,000 units consisting of an aggregate of 830,000 shares of common stock and warrants to purchase an aggregate of 249,000 shares of Common Stock.

Wafergen, Inc. issued notes payable to a stockholder, our Chief Executive Officer, in the aggregate amount of $750,000. Rather than accepting cash consideration for Units acquired by the same individual, the Company agreed to issue at the first closing 160,000 Units at a rate of one Unit for each $1.50 of debt in consideration of his cancellation of $240,000 of existing notes payable.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Going Concern - The Company's condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be co assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2007 included in our Form 10-KSB/A filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes could differ from these estimates and assumptions.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of each option grant has been estimated using the following assumptions:

	March 31,	March 31,
	2008	2007

Weighted-average grant date fair value	$0.50	$1.20

Risk free interest rate	3.03%	4.68%

Expected lives	5 Years	5 Years

Expected volatility	18.91%	21.00%

Dividend yields	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
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

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007

Shares issuable upon exercise of common stock options	751,692	498,213
Shares issuable upon exercise of Common Stock warrants	29,772	—
Shares issuable upon conversion of preferred stock	—	4,429,259

Denominator for basic and diluted calculations	781,464	4,927,472

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements - In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008, except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

3.	Inventories

   Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Finished goods	$107,762	$62,521

Inventories	$107,762	$62,521

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	Property and Equipment, net

  Property and equipment, net consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Equipment, tools and molds	$801,652	$389,255
Leasehold improvements	41,365	41,365
Furniture and fixtures	22,600	16,838

Total property and equipment	865,617	447,458
Less accumulated depreciation and amortization	(176,771)	(126,299)

Property and equipment, net	$688,846	$321,159

   Depreciation and amortization expense totaled $50,472 and $6,707 for the three months ended March 31, 2008 and 2007, and $176,771 for the period from inception to March 31, 2008.

   In January 2008, the Company entered into a capital lease agreement for equipment. As of March 31, 2008, equipment includes $256,326 of equipment under capital leases; and accumulated amortization of assets under capital leases was $32,975.

5.	Capital Lease Obligation

   The Company leases some equipment under capital leases that expire in dates through August 2011.

 WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

    Aggregate future minimum lease obligations for certain leases in effect as of March 31, 2008 are as follows:

Capital Leases
Year ending March 31:
2009	$83,983
2010	76,638
2011	24,604
2012	5,698
Total minimum lease obligations	190,923
Less amounts representing interest	(19,954)
Present value of future minimum lease payments	170,969
Less current portion of capital lease obligation	(71,093)
Capital lease obligation, less current portion	$99,876

   Interest expense totaled $3,974 and none for the years ended March 31, 2008 and 2007 and $6,554 for the period from inception to March 31, 2008.

6.	Common and Preferred Stock

 Common Stock -  Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of      holders of all classes of stock outstanding. Since inception, no dividends have been declared.

Preferred Stock - The cumulative amount of Series B Preferred Stock dividends that are unearned and undeclared prior to the Merger was $155,998.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Upon completion of the Merger, WaferGen Bio-systems, Inc. also assumed all outstanding Wafergen, Inc.’s stock options with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of ..53991522 for 1. In addition, the 2003 Plan was frozen resulting in no additional options available for grant.

A summary of stock option transactions under the 2003 Plan is as follows:

Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at March 31, 2008	—	659,236	$0.2399

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions under the 2007 Plan is as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 2007	390,500	1,609,500	$1.80
Granted	(210,000)	210,000	1.99
Canceled	112,500	(112,500)	2.20

Balance at March 31, 2008	293,000	1,707,000	$1.80	284,167	$1.80

The following table summarizes information concerning outstanding options as of March 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
	as of	Remaining	Average	as of	Remaining	Average
Exercise	March	Contractual	Exercise	March	Contractual	Exercise
Price	31, 2008	Life (in Years)	Price	31, 2008	Life (in Years)	Price

$0.000152-0.000228	137,678	5.51	$0.0002	136,779	5.49	$0.0002
$0.018521-0.027782	64,790	7.34	0.0185	43,193	7.34	0.0185
$0.148171-0.222257	173,312	8.32	0.1482	89,513	8.31	0.1482
$0.463036-0.694554	283,456	8.77	0.4630	270,520	8.77	0.4630
$1.50-2.25	1,707,000	9.33	1.8100	284,167	9.36	1.8000

	2,366,236	8.9	$1.3714	824,172	8.27	$0.8009

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
 (A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the unvested stock option activity for the three months ended March 31, 2008:

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value

Unvested at January 1, 2008	1,645,696	$0.54
Granted	210,000	0.43
Forfeited	(112,500)	0.47
Vested	(201,132)	0.58

Unvested at March 31, 2008	1,542,064	$0.53

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s estimated stock price at March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2008. The aggregate intrinsic value for options outstanding was $2,360,573 at March 31, 2008 and the aggregate intrinsic value for options exercisable was $1,667,786 at March 31, 2008. There were no options exercised during the three months ended March 31, 2008.

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

Amounts expensed for stock-based compensation for the three months ended March 31, 2008 and 2007, totaled $122,935, $72,584 and $1,423,816 for the period from inception to March 31, 2008.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2008, there was $626,027 of total stock-based compensation costs which is expected to be recognized over an estimated weighted average amortization period of 3.92 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

A summary of outstanding Common Stock Warrants as of March 31, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,916,459	$2.25	May and June 2012

Total	3,031,901

8.	Cash Flow Information

Cash paid during the three months ended March 31, 2008 and 2007 and the period from inception to March 31, 2008 is as follows:

			Period From
			October 22,
			2002
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Interest	$3,973	$—	$22,760

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 and the period from inception to March 31, 2008 is as follows:

			Period From
			October 22,
			2002
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Accretions on Series B Preferred Stock	$—	$31,199	$155,998

Conversion of payables due to a stockholder to notes payable	$—	$61,588	$61,588

Issuance of warrants with notes payable	$—	$171,053	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Property and equipment acquired with capital leases	$131,550	$—	$256,326

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	Fair Value

The Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the consolidated balance sheet: property and equipment. The Company recorded no change to its opening balance of accumulated deficit as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

Fair Value Hierarchy - SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value - The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,206,197	$—	$—	$3,026,197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements.

Safe HarborStatement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-KSB/A filed with the Security and Exchange Commission on April 29, 2008, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United Statesand inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    The Information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB/A for the year ended December 31,2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other information contained in such Form 10-KSB/A. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Since inception, WaferGen has incurred substantial operating losses. As of March 31, 2008, WaferGen’s accumulated deficit was $13,845,198 and the total stockholders’ equity was $2,828,884. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007

Revenues	$181,640	$60,460
Cost of sales	75,017	21,774

Gross margin	106,623	38,686

Operating expenses:
Sales and marketing	385,174	152,182
Research and development	952,441	399,758
General and administrative	689,043	424,661

Total operating expenses	2,026,658	976,601

Operating loss	(1,920,035)	(937,915)

Other income and (expenses):
Interest income	31,717	—
Interest expense	(3,973)	(42,802)

Total other income and (expenses)	27,744	(42,802)

Net loss before provision for income taxes	(1,892,291)	(980,717)

Provision for income taxes	—	—

Net loss	$(1,892,291)	$(980,717)

Revenues

The following table presents the revenue for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$181,640	$60,460	200.43%

In 2007, WaferGen began selling its SmartSlide products with a new team of sales personnel, allowing it to generate minimal revenues for the first time since inception. For the three months ended March 31, 2008, revenues increased by $121,180 or 200.43%. The increase is a result of the utilization of distributors to sell products in 2008.

Cost of sales

The following table presents the cost of sales for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$75,017	$21,774	244.53%

Cost of sales includes the cost of product paid to third party vendors. For the three months ended March 31, 2008, cost of sale increased by $53,243 or 244.53% from March 31, 2007. The increase is related to the general increase in revenues.

Sales and Marketing

The following table presents the Sales and marketing expense for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$385,174	$152,182	153.10%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs. Sales and marketing expenses increased $232,992 or 153.10%, to $385,174, for the three months ended March 31, 2008, from $152,182 for the three months ended March 31, 2007. The increase resulted primarily due to the hiring of new Vice President of Sales, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, and an increase head count resulting in greater salaries and wage. We expect selling and marketing to increase as we expand our staff, develop our sales and marketing infrastructure and incur additional cost to support the growth in our business.

Research and Development

The following table presents the research and development expense for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$952,441	$399,758	138.25%

        Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of its product. WaferGen expenses its research and development expenses as they are incurred. WaferGen believes a substantial investment in research and development is essential to remain and expand into additional markets. Accordingly, we expect our research and development expenses to increase as we expand our customer base.

Research and development expenses increased $552,683 or 138.25% to 952,441, for the three month ended March 31, 2008, from $399,758 for the three months ended March 31, 2007. The increase resulted primarily from increased head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, move to a new facility with more lab equipment, and an increase in stock-based compensation associated with the issuance of restricted common stock and stock options.

 General and Administrative

The following table presents the general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$689,043	$424,661	62.26%

WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. WaferGen expects its general and administrative expenses to increase as it expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

 General and administrative expenses increased $264,382 or 62.26%, to $689,043, for the three months ended March 31, 2008, from $424,661 for the three months ended March 31, 2007. The increase resulted primarily from increased head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of restricted common stock and stock options, and legal and professional fees related to the filing of registration statements and other documents to comply with the Merger requirements.

Interest Income

The following table presents the interest income for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$31,717	$—	N/A%

Interest income was $31,717 for the three months ended March 31, 2008, compared to no interest income for the three months ended March 31, 2007. This interest income in 2008 reflected excess cash invested in interest-bearing instruments.

Interest Expense

The following table presents the interest expense for the three months ended March 31, 2008 and 2007, respectively:

Three Months Ended
March 31,
2008	2007	% Change

$(3,973)	$(42,802)	(90.72)%

Interest expense decreased $38,829 or 90.72% for the three months ended March 31, 2008, compared to $42,802 interest expense for the three months ended March 31, 2007. The decreased was a result of amortization associated with the debt discount and interest expenses associated with a stockholder note payable that was repaid in 2007. The interest expense in 2008 is due to the capital lease obligations.

 Key Operating Metrics

Headcount.

Our consolidated headcount as of March 31, 2008 comprised 24 regular employees and 1 temporary employee, compared to 23 regular employees and no temporary employees as of December 31, 2007.

 Liquidity and Capital Resources

From inception through March 31, 2008, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, and $9,922,168 from the sale of Common Stock, net of offering costs. As of March 31, 2008, we had $3,206,197 in cash and cash equivalents and $2,227,336 in working capital, and no additional capital resources available.

Net Cash Used in Operating Activities

  The Company experienced negative cash flow from operating activities for the three months ended March 31, 2008 and 2007 in the amounts of $1,682,023 and $431,657, respectively. The cash used in operating activities in the three months ended March 31, 2008 was due to cash used to fund a net operating loss of $1,892,291, adjusted for non-cash expenses related to depreciation and amortization stock-based compensation of $173,407, as off-set by cash provided from a change in working capital of $36,861.This increase is driven primarily by increased use of cash to fund operating activities and losses.

Net Cash Used in Investing Activities

The Company used $297,509 in the three months ended March 31, 2008, and $1,111 in the three months ended March 31, 2007 to acquire property and equipment. A deposit on property and equipment of $51,446 made in 2007 was refunded in 2008.

Net Cash Provided by Financing Activities

    Cash used by financing activities in the three months ended March 31, 2008 was $55,575 and related to repayments on capital leases used in the Lab for expansion and upgrading of our Lab to accommodate our performances in the research and development of the SmartChip™ products.

    Cash provided by financing activities in the quarter ended March 31, 2007 was $654,949, primarily related to $588,412 we borrowed from a stockholder and issued notes payable. In February 2007, we sold 471,698 shares of Series A Preferred Stock for cash proceeds of $66,037. In January 2007, we issue 50,000 shares of Common stocks for $500.

We expect that the net proceeds from the sale of notes, equity securities and warrants could fund our operations for a period of approximately 6 months. We are currently considering several different financing alternatives to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

        The fair value of each option grant has been estimated using the following assumptions:

	March 31,	March 31,
	2008	2007

Weighted-average grant date fair value	$0.50	$1.20

Risk-free interest rate	3.03%	4.68%

Expected lives	5 Years	5 Years

Expected volatility	18.91%	21.00%

Dividend yields	0%	0%

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

Recent Accounting Pronouncements

 In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective.

We identified the following material weaknesses in our disclosure and control procedures as of March 31, 2008:

1.	In particular, the Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

a.	Delegation of authority has not been formally documented;

b.	Insufficient oversight of accounting principle implementation; and

c.	Insufficient oversight of external audit functions;

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

Management is in the process of improving its disclosure controls and procedures through the following actions:

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

There were no changes in our internal control over financial reporting during the first quarter ended march 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $1,892,291 for the three months ended March 31, 2008. As of March 31, 2008, our accumulated deficit was $13,845,198. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our gross revenues for the three months ended March 31, 2008 were $181,640. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We are a development stage company with limited operating history for investors to evaluate our business.

We are a development stage company and have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. To date, we have developed only one commercialized product, the SmartSlide™System, and our future operations and growth will likely depend on our ability to successfully develop and market our SmartChip™products. Our proposed operations are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

Because our business depends on research and development spending levels for pharmaceuticaland biotechnology companies and academic and governmental research institutions, our success and our operating results will substantially depend on these customers.

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

In addition, because of our continued research, marketing and hiring in connection with our SmartChip™product, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines,or impacts from the other factors mentioned above could adversely affect our revenue growth or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.

We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. Sales of our SmartSlide™stem cell research and cell biology systems only began in October 2006, and some of our other technologies, such as our gene expression analysis technologies, are in the early stages of market introduction or are still in development. You should evaluate us in light of the uncertainties and complexities affecting similarly situated companies developing tools for the life sciences and pharmaceutical industries. We must conduct a substantial amount of additional research and development before some of our products will be ready for sale, and we currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Challenges frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain the intellectual property rights necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.2 million in net proceeds in our June 2007 private placement.  We expect that such proceeds, together with our income, could fund our operations from the date hereof to August 2008. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

·	pursuing growth opportunities, including more rapid expansion;

·	acquiring complementary businesses;

·	making capital improvements to improve our infrastructure;

·	hiring qualified management and key employees;

·	developing new services, programming or products;

·	responding to competitive pressures;

·	complying with regulatory requirements such as licensing and registration; and

·	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ownership percentages and could also result in a decrease in the market value of our equity securities.

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

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We mayalso be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may encounter difficulties in managing our expected growth, which could increase our losses.

We expect to experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to makeavailable the products required to successfully commercialize our technology.

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

We may be unable to attract and retain those qualified officers, directors and members of Board of Directors committees required to provide for our effective management because of the changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principalexecutive officers. The enactment of Sarbanes-Oxley has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of more stringent rules by the stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

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

After the Merger, we became a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, allour operations are conducted by WaferGen, our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may havenow or in the future.

All of our former liabilities survived the Merger and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Pursuant to the Merger, we acquired the business of WaferGen as our sole line of business, and accordingly are not pursuing our prior business. Although due diligence activities were performed on us and WaferGen prior to the Merger, the due diligence process may not have revealed all liabilities (actual or contingent) of us or WaferGen that existed or which may arise in the future relating to our activities before the consummation of the Merger. Notwithstanding that all of our then-known liabilities were transferred to Leaseco pursuant to the split-off in connection with the Merger, it is possible that claims for liabilities may still be made against us, which we will be required to defend or otherwise resolve. The provisions and terms of the merger agreement and split-off may not be sufficient to protect us from claims and liabilitiesand any breaches of related representations and warranties. Although escrow provisions and limited post-closing adjustments in the merger agreement are available to the stockholders of WaferGen and our pre-Merger stockholders, there is no comparable protection offered to our other stockholders. Any liabilities remaining from our pre-Merger company or WaferGen could harm our financial condition.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at March 31, 2008 was $13.8 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. If we are unable to become profitable and cannot generate cash flow from our operating activities sufficient to satisfy our current obligations and meet our capital investment objectives, we may be required to raise additional capital or debt to fund our operations, reduce the scope of our operations or discontinue our operations. We may not be able toraise necessary equity or debt financing on acceptable terms or at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2007, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2007. We also concluded as of March 31, 2008 that our disclosure controls and procedures were not effective as of such date. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as ABI, the Roche family of companies, Biometra biomedizinische Analytik GmbH, Stratagene Corporation, Bio-Rad Laboratories, Inc., Eppendorf Incorporated, Enzo Biochem, Inc., Affymetrix, Agilent Technologies, Inc., GE Healthcare, Inc., Beckman Coulter, Inc., Illumina, and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divertthe attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializingproducts, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’patents has emerged to date in the United States. The laws of some countries other than the United States do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which could make it difficult for us to stop the infringement of any patents we may obtain in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in  our patents or in third-party patents. For example:

·	we might not have been the first to conceive or reduce to practice one or more inventions disclosed in our pending patent applications;

·	we might not have been the first to file patent applications for these inventions;

·	others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;

·
it is possible that none of our pending patent applications will result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, and/or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

·	we may not develop additional proprietary products and technologies that are patentable; and

·	third-party patents may have an adverse effect on our ability to continue to grow our business.

We have applied, and continue to apply, for patents covering our intellectual property (e.g., products and technologies and uses thereof), as we deem appropriate. However, we may fail to apply for patents on products and/or technologies in a timely fashion or at all.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we attempt to use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to attempt to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it could be expensive and time consuming, and the outcome could be unpredictable.In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts inside the United States. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it may be difficult for  us to enforce our intellectual property and our business could be harmed.

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

Certain of our intellectual property rights are currently licensed from third parties and, in the future, we intend to continue to license intellectual property from key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology.Such third parties may not protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rightsof such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties or with whom we have entered into strategic relationships could negatively impact our competitive advantage.

We expect intense competition in our target markets, which could render our products and/or technologies obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. Some of our competitors have various products and/or methodologies for gene detection, expression, characterization, and/or analyses that may be competitive with our products and/or methodologies. Inaddition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well-established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

We currently possess only one facility capable of manufacturing our products and services for both sale to our customers and internal use. If a natural disaster were to significantly damage our facility or if other events were to cause our operations to fail,these events could prevent us from developing and manufacturing our products and services. If our networks or storage infrastructure were to fail for an extended period of time, it would adversely impact our ability to manufacture our products on a timelybasis and may prevent us from achieving our expected shipments in any given period.

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

We currently have limited resources available for sales and marketing and technicalsupport services as compared to some of our primary competitors. In order to effectively commercialize our gene expression systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and  internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

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

RisksRelated to Our Industry

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are initially focusing on markets for analysis of genetic variation and biological function, namely gene expression profiling. This market is new and emerging, and may not develop as quickly as we anticipate, or reach its full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing.  Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such aschanges in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available orif our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.

We may not be able to deliver acceptable products to our customers due to the rapidly evolving nature of genetic sequence information upon which our products are based.

The genetic sequence information upon which we may rely to develop and manufacture our products is contained in a variety of public and private databases throughout the world. These databases are rapidly expanding and evolving. In addition, the accuracy of such databases and resulting genetic research is dependent on various scientific interpretations, and it is not expected that global genetic research efforts will result in standardized genetic sequence databases for particular genomes in the near future. Although we have implemented ongoing internal quality control efforts to help ensure the quality and accuracy of our products, the fundamental nature of ourproducts requires us to rely on genetic sequence databases and scientific interpretations which are continuously evolving. As a result, these variables may cause us to develop and manufacture products that incorporate sequence errors or ambiguities. The magnitude and importance of these errors depends on multiple and complex factors that would be considered in determining the appropriate actions required to remedy any inaccuracies. Our inability to timely deliver acceptable products as a result of these factors would likely adversely affect our relationship with customers, and could negatively impact our financial condition.

We face risks associated with technological obsolescence and emergence of standardized systems for genetic analysis.

High throughputgenetic analyses and quantitative detection methodologies (including, for example, PCR) is undergoing rapid evolution and technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to, or even higher than, our existing or future technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to, our products. There can be no assurance that wewill be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. Standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive which would have an adverse effect on our business and prospects.

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

Our failureto successfully manage the transition between our older products and new products may adversely affect our financial results. As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers’ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our products.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities and others may call for limits on or regulation of the useof genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our products.

Risks Related to Our Organization

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (CGCL), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue our business and operations and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to some provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of some corporate transactions, dissenters’and appraisal rights, and inspection of corporate records. If we are required to comply with these provisions, this compliance could cause us to incur additional administrative and legal expenses and divert our management’s time and attention from the operation of our business.

Because WaferGen has become public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with WaferGen’s becoming a public company through a “reverse merger.”Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our  behalf. Also, if securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.

Risks Related to Our Common Stock

Our common stock has a limited bid history and prospective investors may not be able to resell their shares at their purchase price, if at all.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “WGBS.OB.”Prior to the closing of the Merger, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. This may severely limit the liquidity of our common stock, and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through May 10, 2008, the price has fluctuated from a low of $1.06 to a high of $2.75. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

·	actual or anticipated variations in operating results;

·	the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;

·	changes in financial estimates by securities analysts;

·	changes in the economic performance and/ormarket valuations of other biotechnology companies;

·	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

·	additions or departures of key personnel; and

·	sales or other transactions involving our capital stock.

Our common stock may be considered “penny stock”and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock”to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock”according to SEC rules. This designation requires any brokeror dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. In addition, since the common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our stock or a lack of market makers to support the stock price.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 23,217,846 shares were issued and outstanding as of March 31, 2008, and 10,000,000 shares of “blank check”preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors couldauthorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of March 31, 2008, we have outstanding options to purchase an aggregate of 2,366,236 shares of our common stock and warrants to purchase an aggregate of 3,031,901 shares of our common stock. The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control a significant portion of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable to the three months ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable to the three months ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable to the three months ended March 31, 2008.

Item 5. Other Information

Not applicable to the three months ended March 31, 2008.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 15, 2008	By:	/s/ Amjad Huda
Amjad Huda
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.