Form 10-Q
period 2008-06-30
WaferGen Bio-systems, Inc.
filed 2008-08-14
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-136424

WaferGen Bio-systems, Inc.
(Exact name of Registrant as specified in its charter)
Nevada	20-3699764
(State of incorporation)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The Registrant has 24,830,932 shares of common stock outstanding as of August 12, 2008.

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$4,257,597	$5,189,858
Accounts receivables	241,620	139,827
Inventories	129,300	62,521
Prepaid expenses and other current assets	100,375	87,487

Total current assets	4,728,892	5,479,693

Property and equipment, net	829,355	321,159
Other assets	12,788	54,016

Total assets	$5,571,035	$5,854,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$643,233	$560,641
Accrued rent	30,508	19,340
Accrued payroll	159,576	414,519
Accrued vacation	186,554	156,234
Accrued other expenses	123,684	—
Current portion of capital lease obligations	72,472	32,443

Total current liabilities	1,216,027	1,183,177

Capital lease obligations, net of current portion	84,423	73,451

Commitment and contingencies	—	—

Stockholders’ equity :
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,830,932 shares issued and outstanding at June 30, 2008 and December 31, 2007	24,831	23,218
Additional paid-in capital	20,228,253	16,527,929
Accumulated deficit	(15,988,415)	(11,952,907)
Accumulated other comprehensive income	5,916	—

Total stockholders’ equity	4,270,585	4,598,240

Total liabilities and stockholders’ equity	$5,571,035	$5,854,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended		Period From October 22, 2002 (Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenues	$176,851	$300	$358,491	$60,760	$652,759

Cost of sales	57,048	—	132,065	21,774	232,931

Gross margin	119,803	300	226,426	38,986	419,828

Operating expenses:
Sales and marketing	295,506	137,788	680,680	289,970	1,681,903
Research and development	1,345,621	361,948	2,298,062	761,706	8,366,190
General and administrative	633,764	384,495	1,322,807	809,156	6,109,781

Total operating expenses	2,274,891	884,231	4,301,549	1,860,832	16,157,874

Operating loss	(2,155,088)	(883,931)	(4,075,123)	(1,821,846)	(15,738,046)

Other income and (expenses):
Interest income	18,064	15,781	49,781	15,781	212,828
Interest expense	(3,252)	(143,724)	(7,225)	(186,526)	(304,258)
Miscellaneous expense	(2,941)	—	(2,941)	—	(2,941)

Total other income and (expenses)	11,871	(127,943)	39,615	(170,745)	(94,371)

Net loss before provision for income taxes	(2,143,217)	(1,011,874)	(4,035,508)	(1,992,591)	(15,832,417)

Provision for income taxes	—	—	—	—	—

Net loss	(2,143,217)	(1,011,874)	(4,035,508)	(1,992,591)	(15,832,417)

Accretion on Series B Preferred Stock	—	(20,799)	—	(51,998)	(155,998)

Net loss applicable to common stockholders	$(2,143,217)	$(1,032,673)	$(4,035,508)	$(2,044,589)	$(15,988,415)

Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.17)	$(0.30)

Shares used to compute net loss per share - basic and diluted	23,965,978	10,107,941	23,591,912	6,886,433

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
(A Development Stage Company

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to
Wafergen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June,
net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off
Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	$23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

							Accumulative
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May , net of offering costs of $88,748	—	—	1,585,550	1,586	3,477,159	—	—	3,478,745

Issuance of Common Stock in May 2008 for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	219,113	—	—	219,113

Net loss	—	—	—	—	—	(4,035,508)	—	(4,035,508)

Translation adjustment	—	—	—	—	—	—	5,916	5,916

Comprehensive Income	—	—	—	—	—	(4,035,508)	5,916	(4,029,592)

Balances as of June 30, 2008	—	$—	24,830,932	$24,831	$20,228,253	$(15,988,415)	$5,916	$4,270,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended		Period From October 22, 2002 (Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(4,035,508)	$(1,992,591)	$(15,832,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,799	13,769	251,098
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	219,113	169,752	1,519,994
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	171,053	171,053
Change in operating assets and liabilities:
Accounts receivable	(101,793)	(507)	(241,620)
Inventories	(66,779)	(45,870)	(129,300)
Prepaid expenses and other current assets	(12,888)	(1,035,917)	(100,375)
Other assets	(10,237)	—	(12,807)
Accounts payable	82,592	557,097	643,233
Accrued rent	11,328	—	30,668
Accrued payroll	(254,943)	(529)	159,576
Accrued vacation	30,320	98,132	186,554
Accrued other	123,752	4,835	123,752

Net cash used in operating activities	(3,890,244)	(2,060,776)	(13,073,102)

Cash flows from investing activities:
Refund of deposit on property and equipment	51,446	—	—
Purchase of property and equipment	(512,280)	(36,621)	(834,962)

Net cash used in investing activities	(460,834)	(36,621)	(834,962)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	21,999	61,588
Repayment of capital lease obligations	(69,649)	—	(88,531)
Proceeds from issuance of notes payable	—	688,412	3,665,991
Repayments on notes payable	—	(510,000)	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	66,037	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	3,482,824	9,921,531	13,404,992

Net cash provided by financing activities	3,413,175	10,187,979	18,160,019

Effect of exchange rates on cash	5,642	—	5,642

Net increase (decrease) in cash and cash equivalents	(932,261)	8,090,582	4,257,597

Cash and cash equivalents at beginning of the period	5,189,858	36,158	—

Cash and cash equivalents at end of the period	$4,257,597	$8,126,740	$4,257,597

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

Merger - On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc. In the transaction, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly-owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”). The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of Wafergen, Inc. along with newly elected board members.

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

Basis of Consolidation – The financial statements include the account of WaferGen Bio-systems, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Foreign Currencies - Assets and liabilities are recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expense are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

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

The fair value of each option grant has been estimated using the following assumptions:

	June 30,	June 30,
	2008	2007

Weighted-average grant date fair value	$0.46	$0.37

Risk free interest rate	2.90%-3.34%	4.85%

Expected lives	5 Years	5 Years

Expected volatility	18.81%-18.91%	20.00%

Dividend yields	0%	0%

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Loss Per Share– Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended June 30, 2008 and 2007and the six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Shares issuable upon exercise of common stock options	1,235,991	875,923	1,194,653	644,331
Shares issuable upon exercise of Common Stock warrants	586,517	43,098	586,517	43,098
Shares issuable upon conversion of preferred stock	—	3,037,732	—	4,113,212

Denominator for basic and diluted calculations	1,822,508	3,956,753	1,781,170	4,800,641

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

In May 2008, the SFAS No. 162, “The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). The FSP provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Early application of this FSP is prohibited.  The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.	Inventories

Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Finished goods	$129,300	$62,521

Inventories	$129,300	$62,521

4.	Property and Equipment, net

 Property and equipment, net consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Equipment	$926,662	$389,255
Tools and molds	66,208	—
Leasehold improvements	59,059	41,365
Furniture and fixtures	28,514	16,838

Total property and equipment	1,080,443	447,458

Less accumulated depreciation and amortization	(251,088)	(126,299)

Property and equipment, net	$829,355	$321,159

Depreciation and amortization expense totaled $74,327 and $7,062 for the three months ended June 30, 2008 and 2007, $124,799and $ 13,769 for the six months ended June 30, 2008 and 2007, and $ 251,098 for the period from inception to June 30, 2008.

In January 2008, the Company entered into a capital lease agreement for equipment. As of June 30, 2008, equipment includes $256,326 of equipment under capital leases; and accumulated amortization of assets under capital leases was $54,335.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.	Capital Lease Obligation

The Company leases some equipment under capital leases that expire during various dates through August 2011.

Aggregate future minimum lease obligations for certain leases in effect as of June 30, 2008 are as follows:

Capital Leases
Year ending June 30:
2009	$84,024
2010	67,065
2011	20, 234
2012	2,278

Total minimum lease obligations	173,601
Less amounts representing interest	(16,706)

Present value of future minimum lease payments	156,895
Less current portion of capital lease obligation	(72,472)

Capital lease obligation, less current portion	$84,423

 Interest expense totaled $3,252 and none for the three months ended June 30, 2008 and 2007, $7,225 and none for the six months ended June 30, 2008 and 2007, and $9,806 for the period from inception to June 30, 2008.

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

A summary of stock option transactions under the 2003 Plan is as follows:

	Stock Options
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance at January 1, 2008	—	659,236	$0.2399
Options exercised	—	(27,536)	$0.1482

Balance at June 30, 2008	—	631,700	$0.2439

On January 31, 2007, WaferGen Bio-systems, Inc.’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the "2007 Plan"), which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan shall be administered by the Company's Board of Directors.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On June 5, 2008, the Company's stockholders adopted the 2008 Stock Incentive Plan (the "2008 Plan") following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2008 Plan shall be administered by the Company's Board of Directors.

A summary of stock option transactions under the 2007 and 2008 Plans are as follows:

	Stock Options

	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at January 1, 2007	390,500	1,609,500	$1.80
2008 Plan	2,000,000	—
Granted	(545,000)	545,000	$2.03
Forfeited	112,500	(112,500)	$2.20

Balance at June 30, 2008	1,958,000	2,042,000	$2.02

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of June 30 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
	as of	Remaining	Average	as of	Remaining	Average
Exercise	June	Contractual	Exercise	June	Contractual	Exercise
Price	30, 2008	Life (in Years)	Price	30, 2008	Life (in Years)	Price

$0.000152-0.000228	137,676	5.23	$0.0002	137,227	5.22	$0.0002
$0.018521-0.027782	64,790	7.09	$0.0185	45,893	7.09	$0.0185
$0.148171-0.222257	145,778	8.06	$0.1482	68,505	8.05	$0.1482
$0.463036-0.694554	283,456	8.52	$0.4630	274,458	8.52	$0.4630
$1.50-2.25	2,042,000	9.13	$1.8405	334,167	9.08	$1.7581

	2,673,700	8.76	$1.4633	860,250	8.10	$0.8435

The following table summarizes the unvested stock option activity for the three months ended June 30, 2008:

		Weighted
		Average
		Grant
	Number	Date
	of	Fair
	Shares	Value

Unvested at January 1, 2008	1,645,696	$0.54
Granted	545,000	$0.46
Forfeited	(112,500)	$0.47
Vested	(264,746)	$0.58

Unvested at June 30, 2008	1,813,450	$0.53

The aggregate intrinsic value is the total pretax intrinsic value (i.e., the difference between the Company’s estimated stock price at June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2008. The aggregate intrinsic value for options outstanding was $3,165,790 at June 30, 2008 and the aggregate intrinsic value for options exercisable was $1,626,956 at June 30, 2008. There were 27,536 options exercised during the three months ended June 30, 2008. The aggregate intrinsic value for the options exercised was $50,991.

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

Amounts expensed for stock-based compensation totaled $96,178 and $97,168 for the three months ended June 30, 2008 and 2007, $219,113 and $169,752 for the six months ended June 30, 2008 and 2007, and $1,519,994 for the period from inception to June 30, 2008.

At June 30, 2008, there was $860,039 of total stock-based compensation costs which is expected to be recognized over an estimated weighted average amortization period of 3.03 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

A summary of outstanding common stock warrants as of June 30, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	634,220	$3.00	May 2018

Total	3,666,121

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In May 2008, the Company issued and sold an aggregate of 1,585,550 shares of the Company's common stock and warrants to purchase an aggregate of up to 634,220 shares of the Company's common stock in a private placement for total proceeds of approximately $3.6 million. The purchase price of the shares of common stock was $2.25 per share, with the warrants have an exercise price of $3.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. Proceeds from the financing are being used for general corporate purposes including the continued advancement of the Company's SmartChip(TM) Real-Time PCR System, as well as the expansion of the Company's global commercialization campaign for its SmartSlide(TM) Micro-Incubation System.

8.	Cash Flow Information

Cash paid during the six months ended June 30, 2008 and 2007 and the period from inception to June 30, 2008 is as follows:

			Period From
			October 22,
			2002
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Interest	$7,225	$15,473	$25,771

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 and the period from inception to June 30, 2008 is as follows:

			Period From
			October 22,
			2002
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Accretions on Series B Preferred Stock	$—	$51,998	$155,998

Conversion of due to a stockholder to notes payable	$—	$61,588	$61,588

Issuance of warrants with notes payable	$—	$171,053	$171,053

Conversion of debt to Common Stock	$—	$240,000	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Property and equipment acquired with capital leases	$131,550	$—	$256,326

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	Fair Value

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,257,597	$—	$—	$4,257,597

10.       Subsequent Events

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $ 1.0 million in exchange for the issuance of redeemable convertible preferred shares of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 redeemable convertible preferred shares in the private placement at the U.S. dollar equivalent of $2.25 per share.  WaferGen Biosystems (M) Sdn. Bhd., will sell an additional 444,444 redeemable convertible preferred shares in the subsidiary at the U.S. dollar equivalent of $2.25 per share if the subsidiary achieves certain agreed-upon milestones. The convertible preferred shares are exchangeable at the option of the holder into such number of shares of common stock of the Company equal to the aggregate investment made in the subsidiary divided by U.S. $2.25 per share.  Proceeds from this financing will be used to support the high-volume manufacturing of the Company’s SmartChip (TM) Real-Time PCR System.

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

    The Information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other information contained in such Form 10-KSB/A. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Since inception, WaferGen has incurred substantial operating losses. As of June 30, 2008, WaferGen’s accumulated deficit was $15,988,415 and the total stockholders’ equity was $4,270,585. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

    The following table presents selected items in the condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$176,851	$300	$358,491	$60,760
Cost of sales	57,048	—	132,065	21,774

Gross margin	119,803	300	226,426	38,986
Operating expenses:
Sales and marketing	295,506	137,788	680,680	289,970
Research and development	1,345,621	361,948	2,298,062	761,706
General and administrative	633,764	384,495	1,322,807	809,156

Total operating expenses	2,274,891	884,231	4,301,549	1,860,832

Operating loss	(2,155,088)	(883,931)	(4,075,123)	(1,821,846)

Other income and (expenses):
Interest income	18,064	15,781	49,781	15,781
Interest expense	(3,252)	(143,724)	(7,225)	(186,526)
Foreign exchange (loss)	(2,941)	—	(2,941)	—

Total other income and (expenses)	11,871	(127,943)	39,615	(170,745)

Net loss before provision for income taxes	(2,143,217)	(1,011,874)	(4,035,508)	(1,992,591)
Provision for income taxes	—	—	—	—

Net loss	$(2,143,217)	$(1,011,874)	$(4,035,508)	$(1,992,591)

Revenues

    The following table presents the revenue for the three months and six ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$176,851	$300	58,850.33%	$358,491	$60,760	490.01%

    In 2007, we began selling our SmartSlide products, allowing us to generate minimal revenues for the first time since inception.

    For the three months ended June 30, 2008, revenues increased by $176,551 or 58,850.20% as compared to the three months ended June 30, 2007. The increase resulted primarily from the utilization of distributors and an expanded sales team to sell products in 2008 as compared to 2007.

    For the six months ended June 30, 2008, revenues increased $297,731 or 490.01% as compared to the six months ended June 30, 2007. The increase resulted primarily from the utilization of distributors  and an expanded sales team to sell products in 2008 as compared to 2007.

Cost of sales

    The following table presents the cost of sales for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended				Six Months Ended
June 30,				June 30,
2008	2007	% Change		2008	2007	% Change

$57,048	$—	N/A	%	$132,065	$21,774	506.53%

    Cost of sales includes the cost of products paid to third party vendors.

    For the three months ended June 30, 2008, cost of sales was $57,048 compared to none for the three months ended June 30, 2007. For the six months ended June 30, 2008, cost of sales increased by $110,291 or 506.53% as compared to the six months ended June 30, 2007. The increase for both periods related primarily to the increase in revenues as the costs for our products remained unchanged.

Sales and Marketing

    The following table presents the sales and marketing expense for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$295,506	$137,788	114.46%	$680,680	$289,970	134.74%

    Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs.

    For the three months ended June 30, 2008, sales and marketing expenses increased $157,718 or 114.46% as compared to the three months ended June 30, 2007. The increase resulted primarily from an increase in stock-based compensation associated with the issuance of stock options and an increased head count, including the hiring of a Vice President of Sales, resulting in greater salaries and wages.

    For the six months ended June 30, 2008, sales and marketing expenses increased $390,710 or 134.74% as compared to the six months ended June 30, 2007. The increase resulted primarily from an increase in stock-based compensation associated with the issuance of stock options, additional expenses incurred as a result an increased head count, including the hiring of a Vice President of Sales, resulting in greater salaries and wages, and some additional professional fees.

    We expect selling and marketing to continue to increase as we expand our staff, develop our sales and marketing infrastructure and incur additional costs to support the growth in our business.

Research and Development

    The following table presents the research and development expense for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$1,345,621	$361,948	271.77%	$2,298,062	$761,706	201.70%

    Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

    For the three months ended June 30, 2008, research and development expenses increased $983,673 or 271.77% as compared to the three months ended June 30, 2007.  For the six months ended June 30, 2008, research and development expenses increased $1,536,356 or 201.70% as compared to the six months ended June 30, 2007. The increase for both periods resulted primarily from an increase in head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, our move to a new facility which allowed us to increase the amount of lab equipment on hand, and an increase in stock-based compensation associated with the issuance of stock options.

We believe a substantial investment in research and development is essential to remain and expand into additional markets. Accordingly, we expect our research and development expenses to increase as we expand

 General and Administrative

    The following table presents the general and administrative expenses for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$633,764	$384,495	64.83%	$1,322,807	$809,156	63.48%

    WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

    For the three months ended June 30, 2008, general and administrative expenses increased $249,269 or 64.83% as compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses increased $513,651 or 63.48% as compared to the six months ended June 30, 2007. The increase for both periods resulted primarily from an increase in head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of stock options, and legal and professional fees related to the filing of registration statements and other documents in connection with the May 2007 private placement and reverse merger as described elsewhere in this Form 10-Q.

    We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

    The following table presents the interest income for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$18,064	$15,781	14.47%	$49,781	$15,781	215.45%

    Interest income was $18,064 for the three months ended June 30, 2008 as compared to $15,781 for the three months ended June 30, 2007. This increase was the result of excess cash being invested in interest-bearing instruments.

    Interest income was $49,781for the six months ended June 30, 2008 as compared to $15,781 for the six months ended June 30, 2007. The increase was the result of excess cash being invested in interest-bearing instruments.

 Interest Expense

    The following table presents the interest expense for the three months and six months ended June 30, 2008 and 2007, respectively:

Three Months Ended			Six Months Ended
June 30,			June 30,
2008	2007	% Change	2008	2007	% Change

$3,252	$143,724	(97.74)%	$7,225	$186,526	(96.13)%

    For the three months ended June 30, 2008, interest expense decreased $140,472 as compared to the three months ended June 30, 2007. The decrease was a result of amortization associated with the debt discount and interest expenses associated with a stockholder note that was repaid in 2007. The interest expense in 2008 was due to our capital lease obligations.

    For the six months ended June 30, 2008, interest expense decreased $179,301 as compared to the six months ended June 30, 2007. The decrease was a result of amortization associated with the debt discount and interest expenses associated with a stockholder note that was repaid in 2007. The interest expense in 2008 was due to our capital lease obligations.

 Key Operating Metrics

  Headcount

    Our consolidated headcount as of August 14, 2008 comprised 31 regular employees and 1 temporary employee, compared to 23 regular employees and no temporary employees as of December 31, 2007.

 Liquidity and Capital Resources

    From inception through June 30, 2008, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, and $13,404,992 from the sale of common stock and warrants, net of offering costs. As of June 30, 2008, we had $4,257,597 in cash and cash equivalents and $3,512,865 in working capital, and no additional capital resources available.

Net Cash Used in Operating Activities

    The Company experienced negative cash flow from operating activities for the six months ended June 30, 2008 and 2007 in the amounts of $3,890,244 and $2,060,776, respectively.  The cash used in operating activities in the six months ended June 30, 2008 was due to cash used to fund a net operating loss of $4,035,508, adjusted for non-cash expenses related to depreciation and amortization stock-based compensation of $343,912, as off-set by cash provided from a change in working capital of $198,648.This decrease is driven primarily by decreased use of cash to fund operating activities and losses.

Net Cash Used in Investing Activities

    The Company used $512,280 in the six months ended June 30, 2008, and $36,621 in the six months ended June 30, 2007 to acquire property and equipment.  A deposit on property and equipment of $51,446 made in 2007 was applied toward purchase in 2008.

Net Cash Provided by Financing Activities

    In May 2008, the Company received net cash of $3,478,745 from the sale of 1,585,550 shares of common stock and warrants to purchase 634,220 shares of common stock with an exercise price of $3.00 per share.  The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In addition, in May 2008, WaferGen received $4,079 from the exercise of stock options for a combined net cash proceeds of $3,482,824.

    Cash used in financing activities in the six months ended June 30, 2008 was $69,649 related to repayments on capital leases used in the Lab for expansion and upgrading of our Lab to accommodate our performance in the research and development of the SmartChip™ products.

    Cash provided by financing activities in the six months ended June 30, 2007 was $10,187,979, and primarily related to the acquisition of WaferGen, Inc. by WaferGen Bio-systems, Inc. on May 31, 2007.  In the transactions, WaferGen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly-owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”).  The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of WaferGen, Inc. along with newly elected board members.  In connection with the Merger, we issued 7,178,447 shares of our common stock at the first closing of the private placement for gross proceeds of $10,767,668, net cash proceeds of $10,527,668 as $240,000 worth of shares were issued in exchange for the cancellation of $240,000 of notes payable to a stockholder.  In addition, these investors received five-year warrants to purchase an additional 2,153,533 shares of our common stock at an exercise price of $2.25 per share.  Further, in June 2007 at a second closing under the private placement, we sold an additional 830,001 shares of our common stock for gross proceeds of $1,245,000, and these investors received five-year warrants to purchase an additional 249,000 shares of our common stock at an exercise price of $2.25 per share.  In connection with the 2007 private placement, we incurred offering costs which totaled $1,917,956, of which $1,851,637 was paid in cash and $66,319 was due to the issuance of warrants.  This resulted in net cash proceeds of $9,921,031 being raised from the private placement.

    In January 2007, we sold 26,996 shares of Common Stocks for $500 for combined net cash proceeds of $9,921,531.

    In February 2007, we sold 471,698 shares of Series A Preferred Stock for cash proceeds of $66,037.

    During the six months ended June 30, 2007, we borrowed $688,412 from a stockholder and issued notes payable and repaid $510,000 of the notes payable to him.

    We expect that the net proceeds from the sale of common stock and warrants in May 2008 will fund our operations through January 2009.  We are currently considering several different financing alternatives to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Subsequent Event

    Subsequent to June 30, 2008, the Company's Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $1.0 million on July 18, 2008 in exchange for the issuance of redeemable convertible preferred shares of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia.  WaferGen Biosystmes (M) Sdn. Bhd. sold 444,444 redeemable convertible preferred shares in the private placement at the U.S. dollar equivalent of $2.25 per share. WaferGen Biosystmes (M) Sdn. Bhd., will sell an additional 444,444 redeemable convertible preferred shares in the subsidiary at the U.S. dollar equivalent of $2.25 per share if the subsidiary achieves certain agreed-upon milestones.  The convertible preferred shares are exchangeable at the option of the holder into such number of shares of common stock of the COmpany equal to the aggregate investment made in the subsidiary divided by the U.S. $2.25 per share.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-system, Inc. include the accounts of WaferGen Biosystems (M) Sdn Bhd., a Malaysia subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

   The fair value of each option grant has been estimated using the following assumptions:

	June 30,	June 30,
	2008	2007

Weighted-average grant date fair value	$0.46	$0.37

Risk free interest rate	2.90%-3.34%	4.85%

Expected lives	5 Years	5 Years

Expected volatility	18.81%-18.91%	20.00%

Dividend yields	0%	0%

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

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the second quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

In May 2008, the SFAS No. 162, “The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). The FSP provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be  included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008., and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  Early application of this FSP is prohibited.  The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective.

We identified the following material weaknesses in our disclosure and control procedures as of June 30, 2008:

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

Management is in the process of improving its disclosure controls and procedures through the following actions:

1.	The preparation by our Chief Executive Officer and our Chief Financial Officer of a formal delegation policy that will be reviewed and approved by the Board;

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

3.
A review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets, and an increase in management’s review of key financial documents and records; and

4.
As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company’s external auditor conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

There were no changes in our internal control over financial reporting during the first quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $2,143,217 for the three months ended June 30, 2008. As of June 30, 2008, our accumulated deficit was $15,988,415. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our gross revenues for the six months ended June 30, 2008 were $358,491. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

    We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.2 million and $3.6 million in net proceeds in our June 2007 and May 2008 private placement.  We expect that such proceeds, together with our income, could fund our operations from the date hereof to February 2009. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

pursuing growth opportunities, including more rapid expansion;

acquiring complementary businesses;

making capital improvements to improve our infrastructure;

hiring qualified management and key employees;

developing new services, programming or products;

responding to competitive pressures;

complying with regulatory requirements such as licensing and registration; and

maintaining compliance with applicable laws.

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

    Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at June 30, 2008 was $16.0 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

    We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2007, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2007. We also concluded as of June 30, 2008 that our disclosure controls and procedures were not effective as of such date. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

    Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as ABI, the Roche family of companies, Biometra biomedizinische Analytik GmbH, Stratagene Corporation, Bio-Rad Laboratories, Inc., Eppendorf Incorporated, Enzo Biochem, Inc., Affymetrix, Agilent Technologies, Inc., GE Healthcare, Inc., Beckman Coulter, Inc., Illumina, and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

    The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through August 10, 2008, the price has fluctuated from a low of $1.06 to a high of $2.75. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:
actual or anticipated variations in operating results;

the limited number of holders of the common stock, and the limited liquidity available through the OTC Bulletin Board;

changes in financial estimates by securities analysts;

changes in the economic performance and/or market valuations of other biotechnology companies;

our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

additions or departures of key personnel; and

sales or other transactions involving our capital stock.

    Our common stock may be considered “penny stock”and may be difficult to sell.

    The SEC has adopted regulations which generally define “penny stock “to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock “according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. In addition, since the common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our stock or a lack of market makers to support the stock price.

    Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

    In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of  310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 24,830,932 shares were issued and outstanding as of June 30, 2008, and 10,000,000 shares of “blank check “preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of June 30, 2008, we have outstanding options to purchase an aggregate of 2,673,700 shares of our common stock and warrants to purchase an aggregate of 3,666,121 shares of our common stock. The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item has previously been provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable to the three months ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on June 5, 2008.  The election of six directors to the Board of Directors and a proposal to approve the WaferGen Bio-system, Inc. 2008 Equity Incentive Plan were the only matters submitted to a vote.

The following table sets forth the results of voting for the election of the Board of Directors:

Election of Directors Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Alnoor Shivji	17,559,763	5,700	0	5,652,383
Amjad Huda	16,890,296	675,167	0	5,652,383
Victor Joseph	17,563,863	1,600	0	5,652,383
Makoto Kanashiro	17,563,863	1,600	0	5,652,383
Dr. Dean Hautamaki	17,563,863	1,600	0	5,652,383
Joel Kanter	16,897,196	668,267	0	5,652,383

The following results represent the votes cast for the WaferGen Bio-systems, Inc. 2008 Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,494,781	10,000	0	5,060,682

The following results represent the vote cast for ratification of Rowbotham & Company LLP as the independent auditors for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,563,863	100	1,500	0

Item 5. Other Information

Not applicable to the three months ended June 30, 2008.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 14, 2008	By:	/s/ Amjad Huda
Amjad Huda
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit Number	Description
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

* Filed herewith.