Form 10-Q
period 2008-11-07
WaferGen Bio-systems, Inc.
filed 2008-11-14
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The Registrant has 24,830,932 shares of common stock outstanding as of November 12, 2008.

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$3,209,394	$5,189,858
Accounts receivables	227,616	139,827
Inventories	158,195	62,521
Prepaid expenses and other current assets	141,965	87,487

Total current assets	3,737,170	5,479,693

Property and equipment, net	812,115	321,159
Other assets	16,422	54,016

Total assets	$4,565,707	$5,854,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$686,029	$560,641
Accrued rent	32,701	19,340
Accrued payroll	176,158	414,519
Accrued vacation	199,538	156,234
Accrued other expenses	139,612	—
Current portion of capital lease obligations	54,518	32,443

Total current liabilities	1,288,556	1,183,177

Capital lease obligations, net of current portion	38,612	73,451

Minority interest	984,583	—

Commitment and contingencies	—	—

Stockholders’ equity :
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,830,932 and 23,217,846 shares
issued and outstanding at September 30, 2008 and December 31,2007	24,831	23,218
Additional paid-in capital	20,326,298	16,527,929
Accumulated deficit	(18,073,315)	(11,952,907)
Accumulated other comprehensive loss	(23,858)	—

Total stockholders’ equity	2,253,956	4,598,240

Total liabilities and stockholders’ equity	$4,565,707	$5,854,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended		Period From October 22, 2002 (Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenues	$197,951	$6,700	$556,442	$67,460	$850,710

Cost of sales	73,956	1,770	206,021	23,544	306,887

Gross margin	123,995	4,930	350,421	43,916	543,823

Operating expenses:
Sales and marketing	328,289	277,248	1,008,969	567,218	2,010,192
Research and development	1,205,511	728,288	3,503,573	1,489,994	9,571,701
General and administrative	648,966	773,656	1,971,773	1,582,812	6,758,747

Total operating expenses	2,182,766	1,779,192	6,484,315	3,640,024	18,340,640

Operating loss	(2,058,771)	(1,774,262)	(6,133,894)	(3,596,108)	(17,796,817)

Other income and (expenses):
Interest income	16,709	82,960	66,490	98,741	229,537
Interest expense	(4,957)	(308)	(12,182)	(186,834)	(309,215)
Miscellaneous expense	(23,298)	—	(26,239)	—	(26,239)

Total other income and (expenses)	(11,546)	82,652	28,069	(88,093)	(105,917)

Net loss before provision for income taxes	(2,070,317)	(1,691,610)	(6,105,825)	(3,684,201)	(17,902,734)

Provision for income taxes	—	—	—	—	—

Net loss	(2,070,317)	(1,691,610)	(6,105,825)	(3,684,201)	(17,902,734)

Accretion on Redeemable Convertible Preferred Stock	(14,583)	—	(14,583)	—	(14,583)
Accretion on Series B Preferred Stock	—	—	—	(51,998)	(155,998)

Net loss applicable to common stockholders	$(2,084,900)	$(1,691,610)	$(6,120,408)	$(3,736,199)	$(18,073,315)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.25)	$(0.30)

Shares used to compute net loss per share - basic and diluted	24,830,932	23,217,846	24,007,933	12,390,059

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Accretions on Series B Preferred Stock	—	104,000	—	—	—	—	—	(104,000)	(104,000)

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	––	––	––	––	––	––	642,076	––	642,076

Net loss	—	—	—	—	—	—	—	(2,686,451)	(2,686,451)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock toWafergen, Inc.;'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balances as of December 31, 2007	—	$—	—	$—	$23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

							Accumulative
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,748	—	—	1,585,550	1,586	3,477,159	—	—	3,478,745

Accretion on Redeemable Preferred Stock	—		—	—	—	(14,583)	—	(14,583)

Issuance of Common Stock in May 2008 for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	317,158	—	—	317,158

Net loss	—	—	—	—	—	(6,105,825)	—	(6,105,825)

Translation adjustment	—	—	—	—	—	—	(23,858)	(23,858)

Comprehensive Income	—	—	—	—	—	(6,105,825)	(23,858)	(6,129,683)

Balances as of September 30, 2008	—	$—	24,830,932	$24,831	$20,326,298	$(18,073,315)	$(23,858)	$2,253,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended		Period From October 22, 2002 (Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(6,105,825)	$(3,684,201)	$(17,902,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,249	29,474	331,548
Non cash miscellaneous income	—	(5)	(5)
Stock-based compensation	317,158	303,741	1,618,039
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	171,053	171,053
Change in operating assets and liabilities:
Accounts receivable	(87,799)	(494)	(227,626)
Inventories	(95,674)	(56,213)	(158,195)
Prepaid expenses and other current assets	(54,478)	(897,124)	(141,965)
Other assets	(14,154)	—	(16,724)
Accounts payable	125,388	476,693	686,029
Accrued rent	14,337	12,396	33,677
Accrued payroll	(238,361)	(30,873)	176,158
Accrued vacation	43,304	119,387	199,538
Accrued other	141,084	—	141,084

Net cash used in operating activities	(5,749,771)	(3,556,166)	(14,932,629)

Cash flows from investing activities:
Refund of deposit on property and equipment	51,446	—	—
Purchase of property and equipment	(580,139)	(155,063)	(902,821)

Net cash used in investing activities	(528,693)	(155,063)	(902,821)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	32,149	61,588
Repayment of capital lease obligations	(133,414)	(9,947)	(152,296)
Proceeds from issuance of notes payable	—	688,412	3,665,991
Proceeds from issuance of Redeemable Convertible Preferred Stock, net of offering costs	968,899	—	968,899
Repayments on notes payable	—	(510,000)	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	66,037	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	3,482,824	9,921,531	13,404,992

Net cash provided by financing activities	4,318,309	10,188,182	19,065,153

Effect of exchange rates on cash	(20,309)	––	(20,309)

Net increase (decrease) in cash	(1,980,464)	6,476,953	3,209,394

Cash and cash equivalents at beginning of the period	5,189,858	36,158	—

Cash and cash equivalents at end of the period	$3,209,394	$6,513,111	$3,209,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002.

Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006, the name was changed to La Burbuja Café, Inc. On January 1, 2007, the name was changed to WaferGen Bio-systems, Inc.

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystem (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals.

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

On June 12, 2007, WaferGen Bio-systems, Inc. sold an additional 830,000 Units on the same terms consisting of an aggregate of 830,000 shares of common stock and warrants to purchase an aggregate of 249,000 shares of common stock.

Wafergen, Inc. had issued notes payable to a stockholder, our Chief Executive Officer, in the aggregate amount of $750,000. Rather than accepting cash consideration for Units acquired by the same individual, the Company agreed to issue at the first closing 160,000 Units at a rate of one Unit for each $1.50 of debt in consideration of his cancellation of $240,000 of existing notes payable.

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

Contemporaneously with the closing of the Merger, WaferGen Bio-systems, Inc. executed a Split-Off Agreement with certain of its shareholders whereby all the assets and liabilities of WaferGen Bio-systems, Inc. just prior to the Merger were assigned to such shareholders in exchange for their surrender of 4,277,778 shares of common stock of WaferGen Bio-systems, Inc. In addition, all of Wafergen, Inc.’s existing Series A Preferred Stock, Series B Preferred Stock, and common stock was converted into common stock of Wafergen Bio-systems, Inc. pursuant to the terms of the merger agreement based on an exchange ratio of .53991522 for 1.

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

WaferGen Bio-systems, Inc. also assumed all of Wafergen, Inc.’s  outstanding stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .53991522 for 1.

The transactions between WaferGen Bio-systems, Inc. and Wafergen, Inc. have been treated as a reverse merger and recapitalization of Wafergen, Inc. for reporting purposes. Wafergen, Inc. is the acquirer for accounting purposes. WaferGen Bio-systems, Inc. is the issuer. The historical financial statements for periods prior to the acquisition become those of accounting the acquirer, Wafergen, Inc. In a recapitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $1.0 million in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share.  WaferGen Biosystems (M) Sdn. Bhd.will sell an additional 444,444 RCPS at the U.S. dollar equivalent of $2.25 per share (the Subsequent Closing), following achievement of the milestone of the delivery of a Smart Chip™ Alpha unit to University of Pittsburg, which was successfully accomplished on June 27, 2008.  The RCPS are convertible at any time at the option of the holder into shares of ordinary stock of Wafergen Bio-systems, Inc. at a rate of 100 RCPS for one ordinary share.  The RCPS have voting rights in the Malaysian subsidiary.  The RCPS are not entitled to any dividends unless declared by the Board of directors of the subsidiary.  The RCPS have a liquidation preference of $2.25 per share plus accrued and unpaid dividend, in the event of liquidation of the subsidiary. Holders of RCPS have the right (a) to cause the subsidiary to redeem the RCPS in whole or in part any time after Subsequent Closing; (b) to cause the Company to exchange their RCPS for Common Stock of the Company at a rate of $2.25 per share of Common Stock; (c) to put to Alnoor Shivji, our CEO and President, their RCPS for $2.25 in cash per share in the event that Mr. Shivji transfers, prior to May 15, 2009, in one or more transactions, more than 2,185,960 shares of Common Stock to one or more persons other than his affiliates or relatives; (d) to put to the Company their ordinary shares received on conversion of RCPS during the year 2011 if the share price is below $2.25, and at any time in 2011, redeem for cash (or shares in WaferGen Bio-systems, Inc. of equivalent value) the amount invested in USD plus 6% premium, compounded annually, with yearly rests; (e) of first offer on any transfers or new issuance of subsidiary shares; and (f) to appoint one of the six directors of the subsidiary. The terms of the RCPS limit the ability of the subsidiary to change its business, dispose of the substantially all of its assets, pay dividends, issue shares on a party with or preference over the RCPS, liquidate or engage in certain other transactions. Proceeds from this financing will be used to support the high-volume manufacturing of the Company’s Smart Chip ™ Real-Time PCR System. The Company expects the Subsequent Closing to occur before the end of 2008. See Note 6, "Minority Interest," for information about the accounting for this investment.

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

Going Concern - The Company's condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Consolidation – The condensed consolidated financial statements include the account of WaferGen Bio-systems, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates - Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes could differ from these estimates and assumptions.

Foreign Currencies - Assets and liabilities are recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expense are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in a commercial bank. Accounts at the commercial bank at times exceed $100,000. Accounts are secured by the Federal Deposit Insurance Corporation up to $100,000.

The Company generally requires no collateral from its customers.

At September 30, 2008, four customers accounted for 36%, 29%, 21%, and 13%, respectively, of accounts receivable.

For three months ended September 30, 2008, three customers accounted for 47%, 27%, and 23%, respectively, of total revenues. For nine months ended September 30, 2008, three customers accounted for 15%,12%, and 10%, respectively, of total revenues.

Stock-Based Compensation - The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of each option grant has been estimated using the following assumptions for the nine months ended September 30:

	September 30,	September 30,
	2008	2007

Weighted-average grant date fair value	$0.38	$0.42

Risk free interest rate	2.90%-3.34%	4.73%

Expected lives	4.75-5 Years	5 Years

Expected volatility	18.91%-16.97%	20.00%

Dividend yields	0%	0%

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

Expected volatility - This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The average daily price volatility of the Dow Jones U.S. Select Medical Equipment Index for small capitalization manufacturers and distributors of medical devices was used for a retrospective period equal to the expected life. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Shares issuable upon exercise of common stock options	542,086	651,925	542,086	611,808

Shares issuable upon exercise of Common Stock warrants	—	19,693	—	19,693

Shares issuable upon conversion of preferred stock	—	—	—	2,742,141

Shares issuable upon conversion of RCPS	3,703	––	1,234	––

Denominator for basic and diluted calculations	545,789	671,618	543,320	3,373,642

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

In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP No. 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The effect of applying the guidance in FSP NO. 157-3 was not material.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("SFAS No. 160"), which amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Finacial Statements" ("ARB No. 51"), to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest's share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on the Company's consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1"). The FSP EITF 03-6-1 provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP EITF 03-6-1.  Early application of this FSP EITF 03-6-1 is prohibited.  The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our consolidated financial statements.

3.	Inventories

Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Finished goods	$158,195	$62,521

Inventories	$158,195	$62,521

4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Equipment	$852,258	$389,255
Tools and molds	161,578	—
Leasehold improvements	63,326	41,365
Furniture and fixtures	42,398	16,838

Total property and equipment	1,119,560	447,458

Less accumulated depreciation and amortization	(307,445)	(126,299)

Property and equipment, net	$812,115	$321,159

Depreciation and amortization expense totaled $80,450 and $15,705 for the three months ended September 30, 2008 and 2007, $205,249 and $29,474 for the nine months ended September 30, 2008 and 2007, and $331,548 for the period from inception to September 30, 2008.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2008, equipment includes $178,712 of equipment under capital leases; and accumulated amortization of assets under capital leases was $48,746.

5.	Capital Lease Obligation

The Company leases equipment under two capital leases that expire in January 2010 and August 2011.  The balance outstanding on a third lease was repaid in August 2008.
Aggregate future obligations under the capital leases in effect as of September 30, 2008 are as follows:

Capital Leases
Year ending September 30:
2009	$61,429
2010	28,369
2011	12,535

Total minimum lease obligations	102,333
Less amounts representing interest	(9,203)

Present value of future minimum lease payments	93,130
Less current portion of capital lease obligation	(54,518)

Capital lease obligation, less current portion	$38,612

Interest expense totaled $4,957 and $308 for the three months ended September 30, 2008 and 2007, $12,182 and $308 for the nine months ended September 30, 2008 and 2007, and $14,763 for the period from inception to September 30, 2008.

6.         Minority Interest

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $1,000,000, net of 3% issuance costs, in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 redeemable convertible preferred shares (RCPS) in the private placement at the U.S. dollar equivalent of $2.25 per share.

Holders of RCPS have the right, among other things, (a) to cause the subsidiary to redeem the RCPS in whole or in part any time after Subsequent Closing; (b) to cause the Company to exchange their RCPS for Common Stock of the Company at a rate of $2.25 per share of Common Stock; (c) to put to Alnoor Shivji, our CEO and President, their RCPS for $2.25 in cash per share in the event that Mr. Shivji transfers, prior to May 15, 2009, in one or more transactions, more than 2,185,960 shares of Common Stock to one or more persons other than his affiliates or relatives; and (d) to put to the Company their ordinary shares received on conversion of RCPS during the year 2011 if the share price in below $2.25.

The Company is accreting the issuance costs over the estimated period to redemption of three years, and is accreting the change in the redemption value using the interest method at a rate of 6%, compounding annually, over the period from the date of issuance to the earlier of the redemption date of the security or December 31, 2011.

Minority interest is as follows:

September 30,
2008

Proceeds from issuance of RCPS	$1,000,000
Issuance costs	(30,000)
Accretion of issuance costs	2,083
Accretion of redemption premium	12,500

Total minority interest	$984,583

7.	Common and Preferred Stock

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.	Stock Options and Warrants

In 2003, Wafergen, Inc.’s Board of Directors adopted a 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 1,500,000 (pre-Merger) shares of common stock. Under the Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

In November 2006, Wafergen, Inc.’s Board of Directors increased the aggregate number of shares of common stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 (pre-Merger) shares, a 1,000,000 share increase.

Upon completion of the Merger, WaferGen Bio-systems, Inc. assumed all of Wafergen, Inc.’s outstanding stock options with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .53991522 for 1. In addition, the 2003 Plan was frozen resulting in no additional options available for grant.

A summary of stock option transactions under the 2003 Plan (adjusted for the Merger) is as follows:

	Stock Options
			Weighted
	Options	Number of	Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balances at January 1, 2008	—	659,236	$0.24
Exercised	—	(27,536)	0.15
Balances outstanding at September 30, 2008	—	631,700	$0.24

Balances exercisable at September 30, 2008		540,538	$0.26

On January 31, 2007, WaferGen Bio-systems, Inc.’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the "2007 Plan"), which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2007 Plan. The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company's Board of Directors for each grant, and have a maximum term of ten years from the grant date. The 2007 Plan shall be administered by the Company's Board of Directors.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On June 5, 2008, the Company's stockholders adopted the 2008 Stock Incentive Plan (the "2008 Plan") following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company's Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan shall be administered by the Company's Board of Directors.

A summary of stock option transactions under the 2007 and 2008 Plans are as follows:

	Stock Options
			Weighted
	Options	Number of	Average
	Available for	Options	Exercise
	Grant	Outstanding	Price
Balances at January 1, 2008	390,500	1,609,500	$1.80
2008 Plan Shares Originally Reserved	2,000,000	-	-
Granted	(1,145,000)	1,145,000	1.71
Forfeited	173,958	(173,958)	2.14
Balances outstanding at September 30, 2008	1,419,458	2,580,542	$1.74

Balances exercisable at September 30, 2008		606,586	$1.88

The weighted average fair value of awards granted in the nine months ended September 30, 2008 and 2007, was $0.36 and $0.61, respectively. The fair value of shares vested in the nine months ended September 30, 2008 and 2007, was $314,625 and $405,382, respectively.

The following table summarizes information concerning outstanding options as of June 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
	as of	Remaining	Average	as of	Remaining	Average
Exercise	September	Contractual	Exercise	September	Contractual	Exercise
Price	30, 2008	Life (in Years)	Price	30, 2008	Life (in Years)	Price

$0.000152-0.018521	202,466	5.57	$0.0061	187,619	5.47	$0.0051
$0.01487171-0.463036	429,234	8.11	0.3561	352,919	8.17	0.3938
$1.35-2.10	2,068,042	8.43	1.6177	347,419	8.73	1.6211
$2.20-2.25	512,500	8.44	2.2117	259,167	8.44	2.2232

	3,212,242	8.23	$1.4423	1,147,124	7.96	$1.1152

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate intrinsic value for options outstanding was $698,720 at September 30, 2008 and the aggregate intrinsic value for options exercisable was $589,801 at September 30, 2008. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s estimated stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all their options been exercised.

There were no options exercised during the three months ended September 30, 2008. The Company received $4,080 for the 27,536 options that were exercised during the nine months ended September 30, 2008, which had an aggregate intrinsic value of $50,991.

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

The Company determined the amount of stock-based compensation in connection with the restricted stock grants based on the fair value of the Company’s common stock on the respective grant dates. The restricted stock awards totaled 355,000 shares, or 191,670 shares post-merger, and the fair market value at grant date ranged from $0.75 to $1.50 (as adjusted for the merger). The compensation is being charged to operations over the same period as the restrictions are eliminated.

Amounts expensed for stock-based compensation totaled $98,045 and $133,989 for the three months ended September 30, 2008 and 2007, $317,158 and $303,741 for the nine months ended September 30, 2008 and 2007, and $1,618,039 for the period from inception to September 30, 2008.

At September 30, 2008, the total compensation cost related to unvested stock-based awards granted under the Company's stock option plans but not yet recognized was $856,743. This cost is expected to be recognized over a weighted average amortization period of 2.91 years. No amounts related to stock-based compensation costs have been capitalized. No tax benefit or resulting effect on cash flows from operating and financing activities related to stock-based compensation costs was recognized, as the Company currently provides a full valuation allowance for all of its deferred taxes.

A summary of outstanding common stock warrants as of September 30, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,916,459	2.25	May and June 2012
Common Stock	634,220	$3.00	May 2013

Total	3,666,121

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.	Cash Flow Information

Cash paid during the nine months ended September 30, 2008 and 2007 and the period from inception to September 30, 2008 is as follows:

			Period From
			October 22,
			2002
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Interest	$12,182	$15,473	$30,728

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 and the period from inception to September 30, 2008 is as follows:

			Period From
			October 22,
			2002
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Accretions on Series B Preferred Stock	$—	$51,998	$155,998

Accretion on Redeemable Preferred Stock	$14,583	$—	$14,583

Conversion of due to a stockholder to notes payable	$—	$61,588	$61,588

Issuance of warrants with notes payable	$—	$171,053	$171,053

Conversion of debt to Common Stock	$—	$240,000	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Property and equipment acquired with capital leases	$131,550	$124,376	$256,326

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.	Fair Value

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,209,394	$—	$—	$3,209,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements.

Forward-Looking Statements

     Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the annual report on Form 10-KSB/A for the year ended December 31, 2007, filed with the Security and Exchange Commission on April 29, 2008, and in our subsequent Quarterly reports on Form 10Q, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007, and in our subsequent Quarterly reports on Form 10-Q and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and other information contained in such Form 10-KSB/A and Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

     Since inception, WaferGen has incurred substantial operating losses. As of September 30, 2008, WaferGen’s accumulated deficit was $18,073,315 and the total stockholders’ equity was $2,253,956. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

    The following table presents selected items in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$197,951	$6,700	$556,442	$67,460
Cost of sales	73,956	1,770	206,021	23,544

Gross margin	123,995	4,930	350,421	43,916
Operating expenses:
Sales and marketing	328,289	277,248	1,008,969	567,218
Research and development	1,205,511	728,288	3,503,573	1,489,994
General and administrative	648,966	773,656	1,971,773	1,582,812

Total operating expenses	2,182,766	1,779,192	6,484,315	3,640,024

Operating loss	(2,058,771)	(1,774,262)	(6,133,894)	(3,596,108)
Other income and (expenses):
Interest income	16,709	82,960	66,490	98,741
Interest expense	(4,957)	(308)	(12,182)	(186,834)
Miscellaneous expense	(23,298)	—	(26,239)	—

Total other income and (expenses)	(11,546)	82,652	28,069	(88,093)

Net loss before provision for income taxes	(2,070,317)	(1,691,610)	(6,105,825)	(3,684,201)
Provision for income taxes	—	—	—	—

Net loss	$(2,070,317)	$(1,691,610)	$(6,105,825)	$(3,684,201)

Revenues

    The following table presents the revenue for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$197,951	$6,700	2,854.49%	$556,442	$67,460	724.85%

    In 2007, we began selling our SmartSlide products, allowing us to generate minimal revenues for the first time since inception.

    For the three months ended September 30, 2008, revenues increased by $191,251 or 2,854.49% as compared to the three months ended September 30, 2007. The increase resulted primarily from the utilization of distributors and an expanded sales team to sell products in 2008 as compared to 2007.

    For the nine months ended September 30, 2008, revenues increased $488,982 or 724.85% as compared to the nine months ended September 30, 2007. The increase resulted primarily from the utilization of distributors and an expanded sales team to sell products in 2008 as compared to 2007.

Cost of sales

    The following table presents the cost of sales for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$73,956	$1,770	4,078.31%	$206,021	$23,544	775.05%

    Cost of sales includes the cost of products paid to third party vendors.

    For the three months ended September 30, 2008, cost of sales was $73,956 compared to $1,770 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, cost of sales increased by $182,477 or 775.05% as compared to the nine months ended September 30, 2007. The increase for both periods related primarily to the increase in revenues as the costs for our products remained unchanged.

Sales and Marketing

    The following table presents the sales and marketing expense for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$328,289	$277,248	18.41%	$1,008,969	$567,218	77.88%

    Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs.

    For the three months ended September 30, 2008, sales and marketing expenses increased $51,041 or 18.41% as compared to the three months ended September 30, 2007. The increase resulted primarily from an increase in promotion and advertising, increase in commissions and an increased in head count, resulting in greater salaries and wages.

    For the nine months ended September 30, 2008, sales and marketing expenses increased $441,751 or 77.88% as compared to the nine months ended September 30, 2007. The increase resulted primarily from an increase in stock-based compensation associated with the issuance of stock options, additional expenses incurred as a result an increased head count, including the hiring of a Vice President of Sales, resulting in greater salaries and wages, increase in commission and some additional professional fees.

    We expect selling and marketing to continue to increase as we expand our staff, develop our sales and marketing infrastructure and incur additional costs to support the growth in our business.

Research and Development

    The following table presents the research and development expense for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$1,205,511	$728,288	65.53%	$3,503,573	$1,489,994	135.14%

    Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

    For the three months ended September 30, 2008, research and development expenses increased $477,223 or 65.53% as compared to the three months ended September 30, 2007.  For the nine months ended September 30, 2008, research and development expenses increased $2,013,579 or 135.14% as compared to the nine months ended September 30, 2007. The increase for both periods resulted primarily from an increase in head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, our move to a new facility which allowed us to increase the amount of lab equipment on hand, and an increase in stock-based compensation associated with the issuance of stock options.

   We believe a substantial investment in research and development is essential to remain and expand into additional markets. Accordingly, we expect our research and development expenses to increase as we expand.

 General and Administrative

    The following table presents the general and administrative expenses for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$648,966	$773,656	(16.12)%	$1,971,773	$1,582,812	24.57%

    WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

    For the three months ended September 30, 2008, general and administrative expenses decreased $124,690 or 16.12% as compared to the three months ended September 30, 2007. The decrease is related to the reduction of expenses related to legal and professional fees in the third quarter of 2008.

  For the nine months ended September 30, 2008, general and administrative expenses increased $388,961 or 24.57% as compared to the nine months ended September 30, 2007. The increase for the period resulted primarily from an increase in head count resulting in greater salaries and wages, an increase in stock-based compensation associated with the issuance of stock options, and legal and professional fees related to the filing of registration statements and other documents in connection with the May 2007 private placement and reverse merger as described elsewhere in this Form 10-Q.

    We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

    The following table presents the interest income for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$16,709	$82,960	(79.86)%	$66,490	$98,741	(32.66)%

    Interest income was $16,709 for the three months ended September 30, 2008 as compared to $82,960 for the three months ended September 30, 2007. This decrease was the result of a reduction in the amount of cash being invested in interest-bearing instruments.

    Interest income was $66,490 for the nine months ended September 30, 2008 as compared to $98,741 for the nine months ended September 30, 2007. The decrease was the result of a reduction in the amount of cash being invested in interest-bearing instruments.

 Interest Expense

    The following table presents the interest expense for the three months and nine months ended September 30, 2008 and 2007, respectively:

Three Months Ended			Nine Months Ended
September 30,			September 30,
2008	2007	% Change	2008	2007	% Change

$4,957	$308	1509.42%	$12,182	$186,834	(93.48)%

    For the three months ended September 30, 2008, interest expense increased to $4,957 as compared to $308 for the three months ended September 30, 2007. The increase was due to our capital lease obligations.

    For the nine months ended September 30, 2008, interest expense decreased by $174,652 as compared to the nine months ended September 30, 2007. The decrease was a result of amortization associated with the debt discount and interest expenses associated with a stockholder note that was repaid in 2007. The interest expense in 2008 was due to our capital lease obligations.

 Key Operating Metrics

  Headcount

    Our consolidated headcount as of November 12, 2008 comprised 32 regular employees, compared to 23 regular employees as of December 31, 2007.

 Liquidity and Capital Resources

    From inception through September 30, 2008, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $968,899, from the sale of redeemable convertible preferred stock, net of offering costs, and $13,404,992 from the sale of common stock and warrants, net of offering costs. As of September 30, 2008, we had $3,209,394 in cash and cash equivalents and $2,448,614 in working capital, and no additional capital resources available.

Net Cash Used in Operating Activities

    The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2008 and 2007 in the amounts of $5,749,771and $3,556,166, respectively.  The cash used in operating activities in the nine months ended September 30, 2008 was due to cash used to fund a net operating loss of $6,105,825, adjusted for non-cash expenses related to depreciation and amortization and stock-based compensation of $522,407, as off-set by cash provided from a change in working capital of $166,353. This decrease is driven primarily by the use of cash to fund operating activities and losses.

Net Cash Used in Investing Activities

    The Company used $580,139 in the nine months ended September 30, 2008, and $155,063 in the nine months ended September 30, 2007 to acquire property and equipment.  A deposit on property and equipment of $51,446 made in 2007 was applied toward purchase in 2008.

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

    Cash used in financing activities in the nine months ended September 30, 2008 was $133,414 related to repayments on capital leases used in the Lab for expansion and upgrading of our Lab to accommodate our performance in the research and development of the SmartChip™ products.

    Cash provided by financing activities in the nine months ended September 30, 2007 was $10,188,182, and primarily related to the acquisition of WaferGen, Inc. by WaferGen Bio-systems, Inc. on May 31, 2007.  In the transactions, WaferGen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly-owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”).  The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of WaferGen, Inc. along with newly elected board members.  In connection with the Merger, we issued 7,178,447 shares of our common stock at the first closing of the private placement for gross proceeds of $10,767,668, net cash proceeds of $10,527,668 as $240,000 worth of shares were issued in exchange for the cancellation of $240,000 of notes payable to a stockholder.  In addition, these investors received five-year warrants to purchase an additional 2,153,533 shares of our common stock at an exercise price of $2.25 per share.  Further, in June 2007 at a second closing under the private placement, we sold an additional 830,001 shares of our common stock for gross proceeds of $1,245,000, and these investors received five-year warrants to purchase an additional 249,000 shares of our common stock at an exercise price of $2.25 per share.  In connection with the 2007 private placement, we incurred offering costs which totaled $1,917,956, of which $1,851,637 was paid in cash and $66,319 was due to the issuance of warrants.  This resulted in net cash proceeds of $9,921,031 being raised from the private placement.

    In January 2007, we sold 26,996 shares of Common Stocks for $500 for combined net cash proceeds of $9,921,531.

    In February 2007, we sold 471,698 shares of Series A Preferred Stock for cash proceeds of $66,037.

    During the nine months ended September 30, 2007, we borrowed $688,412 from a stockholder and issued notes payable and repaid $510,000 of the notes payable to him.

    On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $ 1.0 million in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share.  WaferGen Biosystems (M) Sdn. Bhd. will sell an additional 444,444 RCPS at the U.S. dollar equivalent of $2.25 per share (the Subsequent Closing), following achievement of the milestone of the delivery of a Smart Chip™ Alpha unit to University of Pittsburg, which was successfully accomplished on June 27, 2008. The convertible preferred shares are convertible at any time at the option of the holder into shares of ordinary stock of WaferGen Bio-systems, Inc. at a rate of 100 RCPS for one ordinary share.  The RCPS have voting rights in the Malaysian subsidiary. The RCPS are not entitled to any dividends unless declared by the Board of directors of the subsidiary. The RCPS have a liquidation preference of $2.25 per share plus accrued and unpaid dividend, in the event of liquidation of the subsidiary. Holders of RCPS have the right (a) to cause the subsidiary to redeem the RCPS in whole or in part any time after Subsequent Closing; (b) to cause the Company to exchange their RCPS for Common Stock of the Company at a rate of $2.25 per share of Common Stock; (c) to put to Alnoor Shivji, our CEO and President, their RCPS for $2.25 in cash per share in the event that Mr. Shivji transfers, prior to May 15, 2009, in one or more transactions, more than 2,185,960 shares of Common Stock to one or more persons other than his affiliates or relatives; (d) to put to the Company their ordinary shares received on conversion of RCPS during the year 2011 if the share price is below $2.25, and at any time in 2011, redeem for cash (or shares in WaferGen Bio-systems, Inc. of equivalent value) the amount invested in USD plus 6% premium, compounded annually, with yearly rests; (e) of first offer on any transfers or new issuance of subsidiary shares; and (f) to appoint one of the six directors of the subsidiary. The terms of the RCPS limit the ability of the subsidiary to change its business, dispose of the substantially all of its assets, pay dividends, issue shares on a party with or preference over the RCPS, liquidate or engage in certain other transactions. Proceeds from this financing will be used to support the high-volume manufacturing of the Company’s Smart Chip ™ Real-Time PCR System. The Company expects the Subsequent Closing to occur before the end of 2008. See Note 6, "Minority Interest," to the financial statements in Part I, Item 1, for information about the accounting for this investment.

    We expect that the net proceeds from the sale of common stock and warrants in May 2008 and the RCPS in July 2008 will fund our operations through February 2009.  We are currently considering several different financing alternatives to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

   The fair value of each option grant has been estimated using the following assumptions for the nine months ended September 30:

	September 30,	September 30,
	2008	2007

Weighted-average grant date fair value	$0.38	$0.42

Risk free interest rate	2.90%-3.34%	4.73%

Expected lives	4.75-5 Years	5 Years

Expected volatility	18.91%-16.97%	20.00%

Dividend yields	0%	0%

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

In October 2008 the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The effect of applying the guidance in FSP No. 157-3 was not material.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”), which amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on the Company’s consolidated financial statements.

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

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective.

(b)	Changes in internal control over financial reporting.

Except as described below, there was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Remediation Initiatives

As previously reported in the Company’s Annual Report on Form 10-KSB  and  in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified material weakness in the internal control over our financial reporting as of December 31, 2007. In addition, as previously reported in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its quarters ended March 31, 2008 and June 30, 2008, management identified the following material weaknesses in our disclosure and control procedures:

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

Management is in the process of improving its disclosure controls and procedures through the following actions:

1.a 1.b 1.c
A formal Financial Delegation Policy has been documented and approved by the Board of Directors for review and approval.
The Company, in conjunction with its Audit Committee, is now assessing all new accounting pronouncements and their adoption/implementation.
The Audit Committee has formally adopted a Charter and is directing, overseeing, reviewing and approving the work of the external auditors.

2.
The Company has formally documented its controls over existing sign-off and review procedures and protocols for critical accounting spreadsheets, and increased management’s review of key financial documents and records.  The Company has improved its procedures for closing its quarterly financial statements, and employees have received formal training on SEC disclosure requirements.   The Company also prepares quarterly financial statement variance analysis of actual versus budget, with relevant explanations of variances, for distribution to our board of directors.

3.
Employees have received formal training on SEC disclosure requirements, which has reduced its reliance on external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

4.
The Company has introduced employee access restrictions within its accounting system, in accordance with the financial delegation policy.  Nevertheless, as a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function, and remains reliant on management oversight.
Management believes these new procedures, when fully implemented, will be effective in remediating their material weaknesses. However, the Company’s material weaknesses will not be considered remediated until the new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.
.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge there are no pending or threatened legal proceedings, government actions, administrative actions, investigations or claims against the Company.

Item 1A.  Risk Factors

     There  are no material changes from the risk factors set fort in Part I, Item 1A, in our Annual Report on Form 10KSB/A for the year ended December 31, 2007 except as follows:

    Difficult Conditions in the Global Capital Markets may significantly affect Our Ability to Raise Additional Capital and Begin Operations.

    The ongoing worldwide financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on the completion of one or more investment transactions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

    Currency risk related to obligations and expenses denominated in Malaysian Ringgit could negatively impact our operating results and financial condition.

    All of the redeemable convertible preferred shares issued by our Malaysia subsidiary were issued in consideration for Malaysia Ringgit, and significant amounts of our subsidiary’s expenses are paid for in this currency. At September 30, 2008 the Company has approximate $983,343 in assets. Fluctuations in the exchange rate could negatively impact our business operating results and financial condition by resulting in exchange losses or increased expenses, and could also affect the likelihood of the conversion option on our the redeemable convertible preferred shares being exercised, Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable to the three months ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable to the three months ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable to the three months ended September 30, 2008.

Item 5. Other Information

Election of Director

On November 12, 2008, Nadine C. Smith was elected to our Boardof Directors. The size of the Board of Directors was increased to seven in connection with the election.

Ms. Smith serves as Chairman of the Board,Vice President, Interim Chief Financial Officer and Interim Treasurer of La Cortez Energy, Inc.,  a publicly held, early stage company that plans to be involved in the oil and gas sector in South America, and  as Chairman of the Board of Loreto Resources Corporation, a publicly held, early stage company that plans to be involved in the mining sector in South America. Ms. Smith has previously served as a director of Gran Tierra Energy, Inc., Patterson-UTI Energy Inc. and American Retirement Corporation, all public companies. Ms. Smith has been a private investor and business consultant since 1990.

Ms. Smith has not been  named to any committees of the Board of Directors.

On the same date, the Board of Directors authorized the grant to Ms. Smith of options to purchase 40,000 shares of our Common Stock under our 2008 Plan.  The exercise price of the options is $0.60 per share, the closing price of the Common Stock on the OTC Bulletin Board on the date of grant.  Half of the 40,000 options are vested immediately; the remaining 50% vest over one year in 5,000-share increments every three months.  All of the options expire on November 12, 2015.

On May 31, 2007, Ms. Smith purchased from the Company in a private offering (the “2007 Offering”) 350,000 units of oursecurities (the “2007 Units”), at a purchase price of $1.50 per Unit, consisting of an aggregate of 350,000 shares of common stock and warrants to purchase an aggregate of an additional 105,000 shares of common stock for a period of five years at an exercise price of $2.25 per share.  Additional information regarding the terms of the 2007 Offering and the 2007 Units is contained in our Current Report on Form 8-K filed with the SEC on June 5, 2007, which information is incorporated herein by reference.

On May 20, 2008, Ms. Smith purchased from the Company in a private offering (the “2008 Offering”) 222,220 units of our securities (the “Units”), at a purchase price of $1.50 per Unit, consisting of an aggregate of 222,220  shares of common stock and warrants to purchase an aggregate of an additional 88,888 shares of common stock for a period of five years at an exercise price of $3.00 per share.  Additional information regarding the terms of the 2008 Offering and the 2008 Units iscontained in our Current Report on Form 8-K filed with the SEC on May 21, 2008, which information is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WaferGen Bio-systems, Inc., Wafergen Aquisition Corp., and WaferGen, Inc.

2.2 (1)	Certificate of Merger, dated as of May 31, 2007, of Wafergen Aquisition Corp. with and into WaferGen, Inc.

3.1 (2)	Certificate of Incorporation of WaferGen Bio-systems, Inc.

3.2 (3)	Certificate of Amendment to Certificate of Incorporation of WaferGen Bio-systems, Inc., changing name to WaferGen Bio-systems, Inc., and increasing capital.

3.3 (4)	Bylaws of WaferGen Bio-systems, Inc.

10.1*	Share Subscription and Shareholders' Agreement dated May 8, 2008, among WaferGen Bio-systems (M) Sdn. Bhd.

10.2*	Put Agreement dated May 28, 2008, among WaferGen Bio-systems, Inc., the Holders defined therein and WaferGen Biosystems (M) Sdn. Bhd.

10.3*	Put Agreement dated May 28, 2008, among Alnoor Shivji, WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

* Filed herewith.

(1)	Incorporated herein by reference to the identically numbered Exhibit to the Company's current Report on Form 8-K filed on June 5, 2007.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission January31, 2007.

(4)	Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 14, 2008

By: /s/ Amjad Huda
Amjad Huda
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Share Subscription and Shareholders' Agreement dated May 8, 2008, among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.

10.2*	Put Agreement dated May 28, 2008, among WaferGen Bio-syytems, Inc., the Holders defined therein and WaferGen Biosystems (M) Sdn.Bhd.

10.3*	Put Agreement dated May 28, 2008, among Alnoor Shivji, WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

* Filed herewith.