Form 10-K
WaferGen Bio-systems, Inc.
filed 2009-03-27
CIK 1368993

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-136424

WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3699764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bayside Technology Center
46531 Fremont Blvd.
Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 651-4450

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                    Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                   Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $55,516,178. As of that date, 20,187,701 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2009, the registrant had a total of 24,830,932 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Information included in this Form 10-K may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” below and elsewhere in this Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

 As used in this Annual Report on Form 10-K, all references to the “Company,” “we,” “our” and “us” for periods prior to May 31, 2007 refer to WaferGen, Inc. (or “WaferGen”) and for periods on or after May 31, 2007 refer to WaferGen Bio-systems, Inc. (or “WBSI”).  On May 31, 2007, WaferGen was acquired by WBSI.  In the transactions, WaferGen merged with a subsidiary of WBSI and became a wholly-owned subsidiary of WBSI (the “Merger”). WaferGen was considered the “acquirer” for accounting purposes, and accordingly the historical financial statements of WaferGen for periods prior to the Merger replaced those of WBSI.

PART I

Item 1.	Business

Overview

WaferGen was incorporated in Delaware on October 22, 2002. Our offices are located in Silicon Valley in Fremont, California. Since beginning operations in 2003, we have been seeking to develop novel products for cell biology and genetic analysis. On May 31, 2007, WaferGen merged with a subsidiary of WBSI and became a wholly-owned subsidiary of WBSI, which is continuing the business of WaferGen as a publicly traded company.

We intend to develop instruments and other commercial products to serve the genetic analysis segment of the life sciences industry. Pharmaceutical and biotech companies spent in excess of $55.2 billion in 2006 for new drug discovery. We believe that many of these efforts seek new therapeutic drugs, and that much of this spending will be directed at developments at the molecular level for understanding the expression of specific segments of DNA1 (or genes).

We currently produce and sell our SmartSlide™ Micro-incubation System (“SmartSlide™ System”), and we are developing a gene expression and genotyping product, the SmartChip™ Real Time PCR System (“SmartChip™ System”).

The SmartSlide™ System provides a controlled environment and physiological conditions for time lapse imaging studies, allowing researchers to characterize, differentiate, and proliferate various cells, as well as providing optimal growth conditions for cells that are difficult to grow, such as stem and primary cells. We introduced our SmartSlide™ System through the early access program during 2006 and made our first sales during October 2006. We generated $621,866 of revenue from sales of SmartSlide™ in 2008. Our SmartSlide™ Systems have been sold to several leading research institutions including Abbott Labs, NASA, Harvard University, the Mayo Clinic, Memorial Sloan-Kettering, UCLA, the University of Southern California, VA Medical Centers, the University of California at Davis, the University of North Texas, Eisai Research, and the University of Georgia.

In 2008, SmartSlide™ System sales were generated from a handful of customers only. However, we believe that there is an extensive market of more than 35,000 research laboratories around the world that are potential SmartSlide™ System customers, and that  as the Company grows and further develops its sales efforts, we will increase our  customer base.

            We are completing development of our SmartChip™ System, which is an innovative real-time polymerase chain reaction (“real-time PCR”)2 tool to allow scientists, in a single step, to achieve greater sensitivity and accuracy in gene expression than present methods, allowing identification of the full spectrum of expressed genes (rather than only a portion thereof), with the ability to discriminate small changes in expression. Gene expression is fundamental in understanding many disease processes and hence, drug efficacy. For example, in the field of oncology (cancer treatment), greater understanding of gene expression by certain types of cancerous cells has led to the discovery of specific disease biomarkers that allow clinicians more accurate diagnosis, prognosis and treatment options for their patients. Examples of drugs developed by others specifically targeting biomarkers include Herceptin, used in the treatment of breast cancer, and Gleevac, used in the treatment of chronic myelogenous leukemia. Researchers are targeting at the molecular level and are focusing attention and research budgets on research tools that help them to develop therapies for other highly prevalent disease states, including heart and lung disease, arthritis, and diabetes. We believe that an era is dawning of personalized treatment based on genetic analysis that will initially provide options for patients with certain malignancies and will expand to other diseases. The SmartChip™ System’s high density, rapid cycling configuration is expected to provide throughput levels that are expected to will deliver clinical research solutions at a fraction of the time and cost currently possible with existing competing systems. The SmartChip™ System will be also be used for Genotyping.

During the final stages of the SmartChip™ System development we expect to incur significant additional costs completing development and commercialization of this product. We have produced an alpha version of the SmartChip™ System, but we have not produced a commercially available product or made any sales of our SmartChip™ System.

[1]	DNA: (Deoxyribonucleic acid) - A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded, double helical form is the genetic material of most organisms.

[2]
Polymerase Chain Reaction (PCR) - PCR is an enzymatic process to increase the number of copies of DNA for easier detection.  Real-time PCR chemistries allow for detection of the reaction in the early phase rather than the late phase of the reaction. The polymerase enzyme “reads” an intact DNA strand as a template and uses it to synthesize the a new strand, which sets in motion a chain reaction in which the DNA template is exponentially amplified, generating millions or more copies of the DNA piece. Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time after each amplification cycle.

WaferGen intends to employ a business model that generates both revenue from the sale of instruments and a recurring revenue stream from the sale of consumables, similar to the “razor and razor blade” business model.

Products

SmartSlide™ Micro-Incubation System

We have developed and are currently marketing the SmartSlide™ System, a first-of-its-kind family of integrated fluidics exchange micro-incubation products that work seamlessly with inverted microscopes3. This breakthrough technology provides a controlled environment and physiological conditions for cell biology and stem cell researchers to conduct complex time lapse imaging studies to characterize, differentiate and proliferate cells, as well as grow stem, primary and other difficult to cultivate cells. These innovative capabilities allow researchers to pursue cutting-edge research topics that are not addressable with existing technology.

We estimate that more than 35,000 research laboratories around the world own and use inverted microscopes for cell research, creating a very substantial addressable market for the SmartSlide™ System family of products.

The core element of our SmartSlide™ System is the compact, sterile and disposable SmartSlide-6 Micro-Incubator, which is a multi-well plate designed to maintain cells at specific physiological conditions for prolonged cell or tissue imaging.  The SmartSlide-6 Micro-Incubator allows for programmable fluidics exchanging, enabling the delivery of up to six nutrient media and gas into each of its six individual wells in both intermittent and continuous perfusion modes. The SmartSlide-6 Micro-incubator is connected to the SmartSlide™ controller unit. Biological tissue/cells are grown directly on the SmartSlide™ Micro-Incubators, and the controller unit provides the right temperature, gas and/or nutrient conditions to the SmartSlide™ Micro-Incubator. This system eliminates the need for shuttling plates back and forth between the microscope stage and lab incubator.  With the constant change of media, cells can be kept alive on the SmartSlide™ System for more than a month.

WaferGen has developed a family of SmartSlide™ System products built upon the SmartSlide-6 Micro-Incubator that offer cell biology and stem cell researchers varying levels of control over specific environmental conditions such as nutrient flow, temperature, humidity, and gas.  Some of the competitive products to the SmartSlide™ System are environmental chambers or enclosures. However, these products do not provide automated exchange of nutrients like the SmartSlide™ System does.

The SmartSlide™ System offers its customers a number of critical advantages as compared to current instruments.

Functionality:

•	Maintains cells at specific physiological conditions that keep them viable for extended periods
o	Ability to control nutrient flow, temperature, humidity, and gas

•	Enables programmable integrated fluidics exchange
o	Up to six nutrient media and gas into each of six individual wells
o	Both batch and continuous perfusion modes

•	Easy-to-use software allows for complete walk-away automation

•	Integrates seamlessly with inverted microscope

Applications:

•	Enables complex time lapse imaging studies to characterize, differentiate and proliferate cells

•	Supports growing of stem, primary and other difficult to cultivate cells in consistently optimal physiological conditions

[3]
An inverted microscope is a microscope with its light source above the stage pointing down, while the objective is below the stage pointing up; they are used for observing living cells or organisms at the bottom of a large container (e.g., a tissue culture flask) under more natural conditions than on a glass slide, as is the case with a conventional microscope.

•	Broad applicability may offer key benefits in additional areas including in vitro fertilization, cancer stem cell/chemotherapy monitoring, infectious disease, and pilot to scale-up bioprocessing

In addition to the initial stem cell and primary cell research and imaging applications that we are currently pursuing, we also expect SmartSlide™ System’s innovative approach to have potential applications in a number of additional important areas including:

•	In vitro fertilization
•	Cancer stem cell/chemotherapy monitoring
•	Infectious diseases

Gene Expression Products

Genomics Background

DNA is a molecule, contained in the chromosomes in the nucleus of each living cell, that encodes the genetic instructions used in the development and functioning of all known organisms (other than some viruses). The DNA segments that carry this genetic information are called genes. (Other DNA segments are involved in regulating the use of the genes or have merely structural purposes.)  Chemically, DNA consists of a long chain of simple units called nucleotides, with a backbone made of sugar and phosphate groups. Attached to each sugar in the backbone is one of four types of molecules called bases. It is the sequence of these four bases along the backbone that encodes information, like a four-letter alphabet.

DNA does not usually exist as a single molecule, but instead as a tightly associated pair of molecules. These two long strands entwine like vines, in the shape of a double helix.  Each type of base on one strand forms a bond with just one type of base on the other strand. This is called complementary base pairing. Thus a particular sequence of bases on one strand will only bind with an exactly complementary sequence on another strand. The binding of single strands of DNA to form double-stranded DNA is termed hybridization.

Genes are segments of DNA that carry separate information packets of the genome. This information is read when the two strands of DNA “unzip” and the series of bases representing a gene are copied into the related nucleic acid RNA4.  Like DNA, RNA also has four types of bases that bond with just one type of base on the DNA strand.  This complementary base pairing of DNA onto RNA is called transcription.  The transcribed RNA strand then separates from the DNA strand and acts as a template for the cell’s machinery to construct functional proteins.  The sequence of the RNA bases specifies the sequence of the 20 standard amino acids that make up proteins.  This process of translating genes in DNA into functional proteins is called gene expression.

Proteins are essential parts of organisms and participate in every process within cells. Many proteins are enzymes that catalyze biochemical reactions and are vital to metabolism. Proteins also have structural or mechanical functions, such as in muscle and the cellular “scaffolding” that maintains cell shape. Other proteins are important in cell signaling, immune responses, cell adhesion and cell division.

Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different. (When they differ, the different versions are called alleles.) These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. A common form of genetic variation is a single-nucleotide polymorphism, or SNP. A SNP is a variation in a single “letter” in the DNA sequence between the two copies of the same gene.  While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Since there are generally millions of SNPs in an individual, it is important to investigate many SNPs simultaneously in order to discover medically valuable information.

[4]
RNA: (Ribonucleic acid) - A polymeric molecule consisting of ribonucleotide building blocks.  The three major types in cells are ribosomal RNA (rRNA), transfer RNA (tRNA), and messenger RNA (mRNA), each of which performs an essential role in protein synthesis. RNAi is RNA interference that helps regulate turning genes on and off.

           Another contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in complex organisms like humans. Although most cells contain an organism’s full set of genes, each cell, according to its function, expresses only a fraction of this set of genes in different quantities and at different times. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease.

Gene Expression Technology Overview

Gene expression is used to provide information on the roughly 30,000 genes within the human genome. Life science researchers use gene expression profiling to study the differences in expression of genes in a normal versus a disease state.  For example, a comparison of gene expression profile of breast cancer patients to those of normal patients will provide an indication of genes that are expressed differently between the two populations. Such differences can lead to identifications of genes that may be indicative of a disease state. One such example is the HER2 gene known to play a role in breast cancer. Furthermore it can also help physicians make treatment decisions. Researchers are conducting many studies to identify a single or multiple genes that play a role in a particular disease. There are two technologies used to measure gene expression, microarray and real-time PCR.

Microarrays consist of minuscule amounts of hundreds or thousands of gene sequences that are chemically attached to a surface, such as a microchip, a glass slide, or a bead. When a gene is activated in a cell, cellular machinery transcribes the gene’s DNA sequence into messenger RNA. As described above, the RNA is complementary and therefore will bind to the original portion of the DNA strand from which it was copied.  To determine which genes are turned on and which are turned off in a given cell, the messenger RNA molecules present in that cell are collected and labeled by attaching a fluorescent dye. The labeled mRNA is placed onto a DNA microarray slide. The mRNA that was present in the cell, together with its fluorescent tag, will then hybridize—or bind—to its complementary DNA on the microarray. A special scanner is used to measure the fluorescent areas on the microarray. If a particular gene is very active, it produces many molecules of messenger RNA, which hybridize to the DNA on the microarray and generate a very bright fluorescent area. Genes that are somewhat active produce fewer mRNAs, which results in dimmer fluorescent spots. If there is no fluorescence, none of the messenger molecules have hybridized to the DNA, indicating that the gene is inactive.

However, microarrays have limited sensitivity, accuracy and dynamic range. Human genes are expressed across a “six log” range (a single copy to a million copies) in a cell, with most species of RNA being present in fewer than 100 copies. The dynamic range of microarrays is estimated to be 2 to 3 logs5. Microarrays are able to detect genes that are expressed in large numbers of copies but misses genes that are present in fewer than 100 copies. Thus microarrays capture only 20-40% of the expressed genes. Consequently, one obtains only a partial view of the expression profile when utilizing microarrays due to the limited sensitivity. These overlooked genes may be important in a particular disease state. As a consequence of these limitations, the discovery of genes identified by microarray technology requires further validation using real-time PCR.

The second technology, real-time PCR, represents a sensitive and accurate method to measure gene expression. PCR is an enzymatic process in which a short strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed. The vast majority of PCR methods use thermal cycling, i.e., alternately heating and cooling the sample to a defined series of temperature steps. These thermal cycling steps are necessary to physically separate the strands in a DNA double helix (at high temperatures), which are then used as the template during DNA synthesis (at lower temperatures) by the DNA polymerase enzyme to selectively amplify the target DNA.

Traditional PCR merely increases the number of DNA copies for easier detection. Real-time PCR permits quantitative analysis, rather than just a qualitative yes/no as to the presence of a gene. Real-time PCR can produce an absolute measurement, such as number of copies of mRNA per nanoliter of sample.  Furthermore, real-time PCR chemistries allow for the detection in the early phase, rather than the later phase of these reactions, thereby decreasing process time and increasing accuracy.

Because real-time PCR does not measure thousands of genes simultaneously (like a microarray analysis), real-time PCR has low throughput and relatively high cost, making it unfeasible for whole genome analysis or for very high throughput studies. Thus, in practice, researchers typically first use microarray to identify which genes are over- or under-expressed in the whole genome and then apply real-time PCR to a specific set of those genes to accurately quantify gene expression. The process is referred to as biomarker discovery and validation.

[5]
Log (logarithm) range is the standard way of expressing sensitivity range; it is calculated by a serial dilution of the sample, with each tenfold dilution being one log; if, for example, a sample is diluted four times by tenfold, and a device is able to detect a gene signal in all these dilutions, then the dynamic range of the detector is said to be three logs.

SmartChip™ System

We believe our SmartChip™ System, assuming successful development and commercialization, would combine the best of both existing gene expression technologies - whole genome analysis enabled by microarrays with the sensitivity and accuracy of real-time PCR, a single platform that enables biomarker discovery and validation in a single step.   Our SmartChip™ System will be provided with picoliter (one-trillionth of a liter) dispensing of oligoneucleotide6 reagents and nanoliter (one-billionth of a liter) dispensing of samples into a 5,000 to 30,000 well chip that will allow for high throughput real-time PCR amplification of the entire human genome in triplicate. Our SmartChip™ System chips are designed with evaporation control measures that allow for the use of nanoliter volumes, fast thermal cycling and temperature control. Our software system is being developed to also analyze the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip™ System is being designed to be able to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

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

Current Gene Expression Platforms
	Microarray	Real-time PCR	SmartChipTM
Whole Genome	Yes	No	Yes
Dynamic Range	2 to 3 logs	6 logs	6 logs
Quantitative	Semi	Yes	Yes
Number of Samples per run	1 Sample / 10,000 genes	Few samples (96-384) x few genes	1 sample / 5,000 genes 1 sample / 30,000 genes
Sensitivity	100,000 starting copies	1-10 starting copies	1-10 starting copies
Project Process	Multiple steps	Two steps	Single step
Whole Genome Assay Time	Days	Months	Day
Whole Genome Gene Express Chip Cost	$250-$1,000 includes validation cost	> $100,000 - $185,000	$2,500 - $3,500
Instrument Selling Price	$250,000 - $450,000	$80,000 - $260,000	$200,000 - $300,000
Cost / Assay	N/A	$1 - $1.50	$0.13

6              An oligonucleotide is a short nucleic acid polymer, typically with twenty or fewer bases.

The current market cost of real-time polymerase chain reaction (“real-time PCR”), which we believe researchers currently view as the “gold standard” for genetic analysis, is approximately $1.00 per data point. We believe that our development of the SmartChip™ System, which is designed to utilize real-time PCR, will ultimately cost approximately $0.03 per acquired data point when commercialized.

        We believe our SmartChip™ System is also capable of achieving time-savings when compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months. Our goal for design and development of our SmartChip™ System is to develop the ability to quantitatively analyze the whole genome with the performance of real-time PCR technology, which, if we succeed, could be as short as a single day, and would represent a significant advancement. In addition, our development of the SmartChip™ System seeks to allow 5,000 - 30,000 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing the unmet needs of the clinical trial market. We believe today’s leading technologies are limited in throughput of 96-well or 384-wells. Some new entrants in the market place like Biotrove and Fluidigm offer medium throughput solutions of 3,000 to 10,000 assays per chip; however, we believe that these are associated with high instrument and running costs or suffer from poor performance and will be difficult to scale up to whole genome on a single chip.

Our SmartChip™ System is designed as an integrated instrument capable of fast thermal cycling, real-time detection and software for control and analysis. The product, upon completion, will be available with primer-ready chips for gene expression and genotyping analysis.

We are planning to commercialize our SmartChip™ System with two chip configurations:

•	A 5,000-assay chip for study of gene panels or for candidate genes of interest to customers; and

•	A high-throughput whole-genome version with 30,000 assays per chip.

An “alpha” version of the SmartChip™ System has been tested at the University of Pittsburgh Medical Center (UPMC) under a funding grant from the National Institutes of Health (NIH).  This testing was done to conduct novel gene expression research in the area of lung disease.  Successful demonstration of  sample dispensing, thermal cycling, and real-time fluorescent signal detection of 1,000 oncology genes (in triplicate with negative controls) was achieved on 5,000-well content-ready SmartChips™ using small amounts of RNA samples (300-500ngs) from chronic obstructive pulmonary disease (COPD), idiopathic pulmonary fibrosis (IPF) and healthy patients.  The researchers’ goal is to identify and validate disease relevant gene expression signatures and microenvironments, while also generating relevant module maps of COPD and IPF that will help to characterize the diseases and their underlying causes.  Additionally, this research will include the development and application of the PulmoSmartChip™, a custom designed SmartChip™ molecular phenotyping assay for COPD and IPF.  The PulmoSmartChip™, which will include the lowest number of genes that distinguish all phenotypes of IPF and COPD, will be used to identify and validate module networks (sets of genes that are co-regulated to carry out a common function) capable of predicting the natural history of the diseases and patients’ response to specific therapeutics.  Researchers at UPMC believe that the availability of these modules, as well as the validated PulmoSmartChip assay that allows their measurement using parallel quantitative real-time PCR, will be a significant step in laying the foundations for the introduction of personalized medicine approaches in pulmonary medicine.

We expect to produce additional “beta” versions of the SmartChip System in 2009, and to transfer the manufacturing of commercial systems to a third party in Malaysia.

To date, we have designed 5,000- and 30,000-well chips and already implemented the 5,000- well chip in alpha version. With these 5,000- well chips, we have demonstrated our ability to perform several key steps required in a commercial version of the SmartChip™ System, including fast thermal cycling. This requires the ability to seal the sample wells on the chip, which we have also demonstrated. We have also completed 100 nanoliter dispensing with evaporation control. Additional milestones that we have yet to achieve prior to launching the SmartChip™ System are:

•	Presentation and/or publication of the alpha results in conferences and journals respectively;

•	Complete second phase of alpha testing to validate the SmartChip™ platform (comparing results from microarrays) and bio-marker discovery for lung cancer;

•	Complete beta testing to further validate the platform and biomarker discovery on Wound Healing;

•	Launch a limited access program with selected customers, whom we may charge only for chips and not the instruments; and

•	Launch broad commercialization of our 5,000-well chip.

In addition, we will have to build and test our 30,000-well chip platform and test its analytical performance in terms of sensitivity, reproducibility and precision in comparison to our 5,000-well chip and other commercial Real-Time PCR instruments available in the market.

In January 2009, we entered into research collaboration with the University of Texas Southwestern Medical Center for the SmartChip™ System. UT Southwestern will conduct novel research projects using the SmartChip™ System in order to identify and validate gene expression biomarkers related to wound healing.  Additionally, researchers will aim to examine the impact the identified biomarkers have on patients’ response to treatment.  WaferGen and UT Southwestern scientists believe that the research conducted as part of this collaboration may lead to the discovery of the relative importance of specific genes associated with wound healing.  In turn, this critical genetic information may ultimately provide physicians with new tools for determining appropriate treatments for wound healing. The UT Southwestern research collaboration will further validate the SmartChip™ System.

We believe the SmartChip™ System, with its advantages of higher throughput, lower cost, superior sensitivity, and accuracy will have multiple market applications.

We believe the SmartChip™ System will become the technology of choice in both research and clinical settings.

•
Biomarker Discovery. New targets (biomarkers) for drugs can be identified through the analysis of gene profile expression in diseased cells. Potential applications include disease states such as diabetes, arthritis, and certain commonly occurring cancers.

•
Drug Validation and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) of new drugs and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). FDA guidance[7] calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

•
Drug Response Monitoring. Patient outcomes can be improved by evaluation of a proposed drug’s potency and specificity in order to determine individualized patient dosing, thereby decreasing adverse drug reactions, and improving drug efficacy.

•
Detection of Rare Mutations. The Cancer Genome Project is using the human genome sequence and high throughput mutation detection techniques to identify somatically acquired[8] sequence variants/mutations and hence identify genes critical in the development of human cancers.

Target and Biomarker Discovery and Validation: Gene expression patterns (biomarkers) related to specific diseases are becoming increasingly important in drug development. Comparison of gene expression patterns between normal and diseased patients or expression profiles in the presence or absence of drugs leads to discovery of genes or a set of genes that can be used in drug development. This requires monitoring of tens, hundreds or thousands of mRNAs in large numbers. A typical genetic analysis currently involves the use of microarrays to identify genes, which are either over-expressed or under-expressed in a small subset of patients. After detailed bioinformatics analysis, a number of differentially expressed genes (two to 200) are evaluated using real-time PCR in a different subset of patients (50 to 100). The differentially expressed genes in this patient group are then validated using a larger patient group.

This sequential process may take from many months to a few years to complete using currently available techniques. The limitation in today’s gene expression studies is the use of microarrays as a starting point for discovery, which only provides a partial glimpse of the expression profile. Real-time PCR techniques, which offer significantly increased sensitivity, are limited in throughput and are cost prohibitive for whole genome analysis. It would cost in excess of $100,000 per analysis (assuming $1 per assay plus reference plus triplicates) to study even a single whole genome (30,000 genes) sample and will take many months to complete this study (reported in a MicroArray Quality Control study conducted by the FDA published in September 2006 in Nature Biotechnology).9 Biomarker investigation requires multiples of such analyses to confirm discovery.

[7]	FDA News Release - March 22, 2005 - issued a final guidance titled “Pharmacogenomic Data Submissions.”

8	Mutations rising in individual cells in the body outside the “germ-line” (sperm and egg) cells that created the individual, and hence not present in all of a person’s cells.

[9]	The MicroArray Quality Control (MAQC) project shows inter- and intra-platform reproducibility of gene expression measurements, Nature Biotechnology, Vol. 24:9, p 1151, September 2006.

Drug Development and Clinical Trial Validation: Clinical trials are the most expensive phase for pharmaceutical drug development. The use of gene expression and genotyping is becoming critical to identify a safe drug (toxicogenomics) for the right patient population (pharmacogenomics). Once a set of genes (biomarker) is identified, they are used in numerous samples in clinical trials for pattern recognition and toxicity profiling. Similarly, locations of SNPs involved in disease variation and metabolism are also being utilized in clinical trials to understand disease predisposition, requiring thousands of samples to be analyzed.

In its Pharmacogenomic Data Submissions guidance referred to above, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials. This has created a need for reliable, high-throughput, cost-effective technologies. Today’s hybridization-based techniques can process only one sample at a time. Thus, for a clinical trial of 1,000 patients, one would need to use 1,000 chips. Established real time PCR instrument suppliers typically process 96 to 384 assays, Our SmartChip™ System is expected to offer the ability to study many samples in candidate genes of interest with limited amount of the biological sample.

Drug Response Monitoring: In addition to studying gene expression, genotyping measures genetic variation in the DNA. Sometimes it is not a single variation but the combination of these sequence differences that may lead to a disease state or a response to a specific therapy. For this reason, researchers look at patterns of these variations in a large number of healthy and affected patients in order to correlate SNPs with a specific disease. Large-scale genotyping studies are being conducted in various genome centers around the world, driven by available research funds, resulting in the greater demand for cost effective high throughput solutions.

Detection of Rare Mutations: The Cancer Genome Project’s DNA sequencing of patients’ tumors is underway and is rapidly defining cancer-causing mutations. Today, this is accomplished by using hybridization approaches which are unable to detect rare somatic mutations. Such techniques require the use of more sensitive methods like PCR and require genotyping of many samples (50 to 500). WaferGen intends to use allele-specific PCR with the SmartChip™ System to enable genotyping at multiple sites in multiple samples, as well as to provide a robust solution for detecting rare mutations.  Current allele-selective PCR is able to reliably genotype SNPs (germ-line) and also reliably detect minority (somatic) mutations at sensitivity range of 100 to 10,000 mutations.

Future Applications- From Research to Diagnostics:  New biomarkers for gene expression and genotyping are eventually expected to become essential for practicing physicians to identify the right drug for the right patients and lead to new ways of diagnosing and monitoring diseases. Biomarkers and platforms that are being used in clinical trials for a particular therapy are expected to become standard for molecular diagnostics. This market is still in its early development.

Competition

 SmartSlide Systems

               The competitive products to the SmartSlide™ System are environmental chambers or enclosures. However, these products do not provide automated exchange of nutrients like the SmartSlide™  System does.  The main competitors are Solent, Bioptechs (a US company), Oko Labs (an Italian company), and Tokai Hit (Japanese company).

       Solent is the dominant manufacturer of environmental chambers that are plexiglass enclosures built around the entire microscope. They have limited capability to control the temperature and gas environment around the entire microscope. They are designed for short-term imaging experiments since they do not have the capability to change media.

       Bioptechs, Oko Labs and Tokai Hit all market and sell imaging enabling systems that compete with our SmartSlide™50 System. They can accommodate multi-well tissue culture plates or a single well and control the temperature and gas environment only. They do not have the capability to change media or continuously perfuse and therefore we do not believe that they can compete effectively with our SmartSlide™ System 100, 150 and 200 Systems when the customer requires long term imaging that requires media changing or perfusing capability.

SmartChip Systems

We believe the primary industry competitors in the markets in which WaferGen plans to enter and compete are Applied Biosystems (“ABI,” which is a division of Applera Corporation), Affymetrix, Inc. (“Affymetrix”) and Illumina, Inc. (“Illumina”). Other companies known to be currently serving the genetic analysis market include Agilent Technologies, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Stratagene Corporation, Eppendorf AG, Beckman Coulter, Inc. and F. Hoffmann-La Roche & Co. Minor players in the same market include Fluidigm Corporation and BioTrove, Inc. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technology, and other resources than we do. Affymetrix is the leader in microarrays for whole genome analysis, and ABI is the market leader for real-time PCR. We believe gene expression is a growing market and this market is driven by the need for better solutions to solve scientific challenges. These established competitors could compete with us by developing new products similar to our SmartChip™ System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Some new competitors, such as BioTrove and Fluidigm have recently begun offering higher throughput solution than existing competitors providing instruments and chips with 3,000-10,000 assays per chip; however, we believe that these are associated with high instrument and running costs or suffer from poor performance and will be difficult to scale up to whole genome on a single chip.

Sales and Marketing

We utilize a seasoned life science marketing team and WaferGen-employed direct sales and application support personnel for SmartSlide™.  We have started exploring and will continue exploring in 2009 sales channel partners who are already marketing other similar products. We have established a number of life science distributors in Europe and the Far East for the SmartSlide™. We expect to hire new sales and support personnel for marketing SmartChip™ Systems.

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

Sources and Availability of Raw Material and Principal Suppliers

        The raw materials used in the manufacturing of our products are for the most part readily available from numerous sources.

Amount Spent on Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving product quality and reducing production costs. We expensed research and development costs of $4,628,262 for the year ended December 31, 2008 and $2,429,273 for the year ended December 31, 2007.

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

Employees

We have assembled a team of scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on selling, improving and refining our core technologies, including our SmartSlide™ System and our SmartChip™ System products. We currently have 32 full-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or
“continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our Common Stock.

Risks Related to Our Company and Our Business

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

                All of the redeemable convertible preferred shares issued by our Malaysia subsidiary were issued in consideration for Malaysian Ringgit, and significant amounts of our subsidiary’s expenses are paid for in this currency. At December 31, 2008, the Company had $1,194,198 in assets in Malaysia. Fluctuations in the exchange rate could negatively impact our business operating results and financial condition by resulting in exchange losses or increased expenses, and could increase the likelihood that the investors in the Malaysia subsidiary may elect to convert their redeemable convertible preferred shares into shares of common stock of WaferGen at the conversion price of US$2.25 per share. Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported operating results.

              We have a history of operating losses which may continue, in which case we may not be able to reach profitability.

              We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $8,041,437 for the year ended December 31, 2008. As of December 31, 2008, our accumulated deficit was $20,032,260. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our revenues for the year ended December 31, 2008 were $621,866. If our revenues grow slower than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.9 million in net proceeds in our June 2007 private placement and approximately $3.5 million in net proceeds in our May 2008 private placement, and we expect that such proceeds, together with our income, will fund our operations through May 2009. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Corporate governance rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our financial statements for the year ended December 31, 2008, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2008 was $20.03 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. If we are unable to become profitable and cannot generate cash flow from our operating activities sufficient to satisfy our current obligations and meet our capital investment objectives, we may be required to raise additional capital or debt to fund our operations, curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. We may not be able to raise necessary equity or debt financing on acceptable terms or at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2008, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2008. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or adversely impact our stock price.

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

      Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “WGBS.OB.” Prior to the closing of the Merger, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. We may not ever be able to satisfy the qualitative or quantitative listing requirements for our Common Stock to be listed on an exchange. These factors may severely limit the liquidity of our common stock, and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2008, the price has fluctuated from a low of $0.56 to a high of $2.90. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 24,830,932 shares were issued and outstanding as of December 31, 2008, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of December 31, 2008, we have outstanding options to purchase an aggregate of 3,686,700 shares of our common stock and warrants to purchase an aggregate of 3,666,121 shares of our common stock. The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 21% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property.  Our leased facilities as of December 31, 2008 are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS

Fremont, CA	11,222 sq ft	Corporate Office	Lease expires March 31, 2010; lease payments of $11,000 per month

Kulim, Malaysia	5,194 sq ft	Administration and Lab	Lease expires December 31, 2010; lease payments of 5,194 RM per month

Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

Item 3. Legal Proceedings

From time to time we may be involved in claims arising in connection with our business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all cases pending against the Company, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

 Gordon v. WaferGen. In February 2009, an action entitled Kimberly E. Gordon v. WaferGen Inc, was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company.  The damages sought are unspecified.  Discovery is in process. A conference is scheduled for June 23, 2009, at which time a trial will likely be scheduled.

In addition, we anticipate that we will expend significant financial and managerial resources to defend our intellectual property rights in the future if we believe that our rights have been infringed. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol WGBS.OB. As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on the American Stock Exchange or The NASDAQ Stock Market, although we cannot be certain that any of these applications will be approved or that we will ever be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange.

The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, New York 10004.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

2007
First Quarter ended March 31, 2007	-	-
Second Quarter ended June30, 2007	2.40	1.65
Third Quarter ended September 30, 2007	2.40	1.55
Fourth Quarter ended December 31, 2007	2.28	1.21

2008
First Quarter ended March 31, 2008	2.25	1.50
Second Quarter ended June 30, 2008	2.75	1.70
Third Quarter ended September 30, 2008	2.35	1.35
Fourth Quarter ended December 31, 2008	1.30	0.60

There are no historical prices available prior to the merger with WaferGen in May 31, 2007. Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2008, the closing bid price of our common stock, as reported on the OTC Bulletin Board was $1.18.

As of March 20, 2009, there were approximately 82 owners of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

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

Securities Authorized for Issuance under Equity Compensation Plans

                Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 9 to our financial statements in this annual report.

Recent Sales of Unregistered Securities

On May 19, 2008, WBSI sold in a private placement 1,585,550 units consisting of an aggregate of 1,585,550 shares its common stock and five-year warrants to purchase an aggregate of up to 634,220 shares of its common stock with an exercise price of $3.00 per share. Under certain circumstances, the Warrants will be exercisable using cashless exercise. The purchase price for the units was $2.25 per unit, or $3,567,487 in the aggregate.

The purchase agreement for the units contains certain negative covenants that restrict: (i) for 180 days after the closing the ability of the Company and its subsidiaries to issue shares of common stock or equivalents (subject to certain exempt issuances), and (ii) for 24 months after closing, the ability of the Company to enter into variable rate transactions. The investors are also entitled to “piggyback” registration rights.

The Purchasers included The Shivji Family Trust dated June 12, 2000 (which is an affiliate of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Cojack Investment Opportunities, LLC (which is an affiliate of Dr. Raymond Dean Hautamaki, a member of our board of directors), Nadine Smith (now a member of our board of directors (but not at the time)), and certain other investors that participated in the Company’s previous private placements. The Shivji Family Trust, Cojack Investment Opportunities and Ms. Smith purchased 111,110, 30,000 and 222,220 units, respectively (for an aggregate purchase price of $249,998, $67,500 and $499,995, respectively. The Shivji Family Trust, Cojack Investment Opportunities and Ms. Smith each participated in the private placement on substantially the same terms as the other purchasers.

Net proceeds received from the private placement were used for research and development, sales and marketing, an investor relations program and repayment of debt and for working capital and other general corporate purposes.

The private placement was made solely to “accredited investors,” as defined in Regulation D under the Securities Act, or “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act. The units and the common stock sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

            On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $1.0 million in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share.  WaferGen Biosystems (M) Sdn. Bhd. received an additional $1.0 million in exchange for an additional 444,444 RCPS at the U.S. dollar equivalent of $2.25 per share (the "Subsequent Closing") on November 27, 2008. The RCPS are convertible at any time at the option of the holder into shares of ordinary stock of WaferGen Bio-systems, Inc. at a rate of 100 RCPS for one ordinary share.  The RCPS have voting rights in the Malaysian subsidiary.  The RCPS are not entitled to any dividends unless declared by the board of directors of the subsidiary.  The RCPS have a liquidation preference of US$2.25 per share plus accrued and unpaid dividend, in the event of liquidation of the subsidiary. Holders of RCPS have the right (a) to cause the subsidiary to redeem the RCPS in whole or in part any time after the Subsequent Closing from funds legally available for distribution; (b) to cause the Company to exchange their RCPS for Common Stock of the Company at a rate of $2.25 per share of Common Stock; (c) to put to Alnoor Shivji, our CEO and President, their RCPS for $2.25 in cash per share in the event that Mr. Shivji transfers, prior to May 15, 2009, in one or more transactions, more than 2,185,960 shares of Common Stock to one or more persons other than his affiliates or relatives; (d) to put to the Company their ordinary shares received on conversion of RCPS during the year 2011 if the share price is below $2.25, and at any time in 2011, redeem for cash (or shares in WaferGen Bio-systems, Inc. of equivalent value) the amount invested in USD plus 6% premium, compounded annually, with yearly rests; (e) of first offer on any transfers or new issuance of subsidiary shares; and (f) to appoint one of the six directors of the subsidiary. The terms of the RCPS limit the ability of the subsidiary to change its business, dispose of substantially all of its assets, pay dividends, issue shares to any party with preference over the RCPS, liquidate, or engage in certain other transactions. Proceeds from this financing are being used to support the high-volume manufacturing of the Company’s SmartChip™ System.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides certain information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of the Company’s common stock in the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (Oct. 1- Oct. 31, 2008)	—	N/A	—	—
Month #2 (Nov. 1- Nov. 30, 2008)	—	N/A	—	—
Month #3 (Dec. 1- Dec. 31, 2008)	16,693	$0.99	16,693	232,500 (2)
Total	16,693	$0.99	16,693	—

(1)             The Company did not purchase any shares of its common stock during the fourth quarter of 2008.

On November 14, 2008, the Company’s Chairman, President and Chief Executive Officer and Director, Alnoor Shivji, entered into a “Rule 10b5-1 Plan,” with instructions to purchase 2,000 shares of the Company’s common stock (for the account of The Shivji Family Trust dated June 12, 2000) each week from December 2, 2008, through May 20, 2009, at the market price (subject to a maximum price of $2.00 per share).

    On December 15, 2008, the Mr. Shivji amended his Rule 10b5-1 Plan, and two other Directors, Nadine Smith and Dr. Dean Hautamaki, entered into new Rule 10b5-1 Plans.  As amended, Mr. Shivji’s plan called for The Shivji Family Trust to purchase up to 10,000 shares per week at the prevailing market price (subject to a maximum price of $2.25 per share) through March 18, 2009.  Ms. Smith's plan called for her to purchase up to 10,000 shares per week at the prevailing market price (subject to a limit of $2.25 per share) through March 6, 2009.  Dr. Hautamaki’s plan called for his affiliate, Cojack Investment Opportunities, LLC, to purchase up to 2,500 shares per week at the prevailing market price (subject to a limit of $2.25 per share and an aggregate limit of $20,000) through March 2, 2009.

As of December 31, 2008, The Shivji Family Trust had purchased a total of 10,693 shares, Ms. Smith had purchased a total of 1,700 shares and Dr. Hautamaki had purchased a total of 4,300 shares under their respective Rule 10b5-1 Plans. Subsequent to December 31, 2008, through the termination date of each plan, The Shivji Family Trust purchased a total of 49,820 shares, Ms. Smith purchased a total of 36,420 shares and Dr. Hautamaki purchased a total of 12,500 shares under their respective Rule 10b5-1 Plans.

   Although the shares covered by these plans were purchased by or for the account of each of Mr. Shivji, Ms. Smith and Dr. Hautamaki (or their affiliates) and not by or for the account of the Company, each of them may be deemed to be an “affiliated purchaser” (as defined in Rule 10b-18).  The purchases under the plans were intended be carried out within the safe-harbor requirements of Rule 10b-18.  The volume limitations and other requirements under Rule 10b-18 limited the number of shares purchased by each of the purchasers in certain weeks.

(2)    As of December 31, 2008. As of the date of this Report, no additional shares may be purchased under the Rule 10b5-1 Plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the other sections of this Report, including Item 1 and Item 8 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Current Report on Form 10-K. See “Cautionary Factors That May Affect Future Results.” Our actual results may differ materially.

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

Since inception, WaferGen has incurred substantial operating losses. As of December 31, 2008, WaferGen’s accumulated deficit was $20,032,260 and the total stockholders’ equity was $403,926. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

We expect that the cash we have available will fund our operations only through May 2009.  We are currently considering several different financing alternatives to support the Company’s operations thereafter.  If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive and distribution on their shares. See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively:

	Year ended
	December 31,
	2008	2007

Revenues	$621,866	$228,973
Cost of sales	241,033	79,116

Gross margin	380,833	149,857
Operating expenses:
Sales and marketing	1,179,791	848,818
Research and development	4,628,262	2,429,273
General and administrative	2,603,180	2,802,938
Total operating expenses	8,411,233	6,081,029

Operating loss	(8,030,400)	(5,931,172)
Other income and (expenses):
Interest income	82,318	163,047
Interest expense	(14,851)	(189,539)
Miscellaneous expense	(78,504)	—

Total other income and (expenses)	(11,037)	(26,492)

Net loss before provision for income taxes	(8,041,437)	(5,957,664)
Provision for income taxes	—	—

Net loss	$(8,041,437)	$(5,957,664)

Revenues

The following table represents our revenue for the years ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$621,866	$228,973	171.59%

Revenues for the year ended December 31, 2008 increased by $ 392,893. In 2007, WaferGen began selling its SmartSlide™ products with a new team of sales personnel, allowing it to generate minimal revenues for the first time since inception. The increase resulted primarily from signing up more distributors globally and an expanded sales team who sold products in 2008 as compared to 2007.

Costs of Sales

    The following table represents our costs of sales for the years ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$241,033	$79,116	204.66%

Cost of sales includes the cost of product paid to third party vendors.  For the year ended December 31, 2008, cost of sales increased by $161,917. The increase is related to the increased sales during the year ended December 31, 2008.

Sales and Marketing Expenses

The following table represents our sales and marketing expenses for the years ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$1,179,791	$848,818	38.99%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and costs associated with various marketing programs. For the year ended December 31, 2008, sales and marketing expenses increased $330,973 from 2007. The increase resulted primarily from an increase in stock-based compensation associated with the issuance of stock options, additional expenses incurred as a result of an increased head count related to sales, resulting in greater salaries and wages, increase in sales commissions and additional professional fees for sales consulting.

Research and Development Expenses

The following table represents our research and development expenses for the years ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$4,628,262	$2,429,273	90.52%

Research and development expenses consist primarily of salaries and personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our product. We expense our research and development expenses as they incur.  We expect our research and development expenses to increase in absolute dollars as we expand our product base.

For the year ended December 31, 2008, research and development expenses increased $2,198,989 from 2007. The increase resulted primarily from an increase in head count resulting in greater salaries and wages, an increase in research and development supplies used for product development and testing, our move to a new facility in March 2007, which allowed us to increase the amount of lab equipment on hand, and an increase in stock-based compensation associated with the issuance of stock options in our United States operations. Additionally, we formed a new subsidiary in Malaysia to support our ongoing development and commercialization goals. This resulted in an across the board increase in our costs associated with research and development and activities of our new Malaysian subsidiary.

General and Administrative Expenses

The following table represents our general and administrative expenses for the year ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$2,603,180	$2,802,938	(7.13	) %

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

For the year ended December 31, 2008, general and administrative expenses decreased $199,758 from 2007. The decrease is related to a reduction of expenses related to legal and professional fees following the completion of our reverse merger and May 2007 private placement and filing and effectiveness of our registration statement, as described elsewhere in this Form 10-K in our United States Operations. This decrease was off-set by an across the board increase in our costs associated with general and administrative expenses of our new Malaysian subsidiary.

Interest Income

            The following table represents our interest income for the year ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$82,318	$163,047	(49.51	) %

For  the year ended December 31, 2008, interest income decreased $80,729 compared to 2007. This decrease was the result of a reduction in the amount of cash on hand being invested in interest-bearing instruments.

Interest Expense

The following table represents our interest expense for the year ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$14,851	$189,539	(92.16	) %

For the year ended December 31, 2008, interest expense decreased by $174,688 as compared to the year ended December 31, 2007. The decrease was a result of  the repayment of a stockholder note in June 2007. The interest expense in 2008 was due to our capital lease obligations.

Miscellaneous Expense

The following table represents our miscellaneous expense for the year ended December 31, 2008 and 2007:

December 31,
2008	2007	% Change

$78,504	$-	N/A	%

For the year ended December 31, 2008, miscellaneous expense increased by $78,504 as compared to none for the year ended December 31, 2007. The increase was a result of the foreign exchange from our subsidiary in Malaysia due to the fluctuation between the currency in which the company operates in and the US dollar.

Liquidity and Capital Resources

As of December 31, 2008, WaferGen had cash of $2,597,413. WaferGen has historically met its liquidity requirements through borrowings and through the sale of equity securities. As of December 31, 2008, WaferGen had working capital of $1,595,741.

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

On February 7, 2007, Mr. Shivji exercised his warrants to purchase 471,698 shares of Series A Preferred Stock in exchange for $66,037.

Net Cash Used in Operating Activities

                The Company experienced negative cash flow from operating activities for the years ended December 31, 2008 and 2007 in the amounts of $7,284,180 and $4,737,175, respectively.  The cash used in operating activities in the year ended December 31, 2008 was due to cash used to fund a net operating loss of $8,041,437, adjusted for non-cash expenses related to depreciation and amortization and stock-based compensation of $682,899, as off-set by cash provided from a change in working capital of $74,358. This decrease is driven primarily by the use of cash to fund operating activities and losses.

 Net Cash Used in Investing Activities

                The Company used $601,897 in the year ended December 31, 2008, and $204,777 in the year ended December 31, 2007 to acquire property and equipment.  A deposit on property and equipment of $51,446 made in 2007 was applied toward purchase in 2008.

 Net Cash Provided by Financing Activities

        Cash provided by financing activities in the year ended December 31, 2008 was $5,277,141.

Cash used in financing activities in the year ended December 31, 2008 was $145,682 related to repayments on capital leases used in the lab for expansion and upgrading of our lab to accommodate our performance in the research and development of the SmartChip™ products.

                Cash provided by financing activities primarily related to the sale of 1,585,550 shares of common stock and warrants for $3,478,744, net of offering costs. WaferGen received $4,079, from the exercise of stock options for a combined net cash proceeds of $3,482,823.

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $ 1.0 million in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd.  A “Subsequent Closing” has been completed, and proceeds of $1.0 million from the sale of an additional 444,444 RCPS were received on November 27, 2008.  For the two tranches of investment, WaferGen received a combined $1,940,000, net of offering costs.

WaferGen's financing activities provided $10,147,098 of cash for the year ended December 31, 2007. Cash provided by financing activities, was primarily due to the issuance of Common Stock in the amount of $9,921,531, the issuance of $688,412 of notes payable, and $66,037 of Series A Preferred Stock off-set by the repayment on note payable of $510,000 and repayment of capital lease for $18,882.

                In connection with the Merger, we sold a total of 8,008,445 shares of our Common Stock for gross proceeds of $12,012,668 through the private placement in May 2007. In addition, these investors received five-year warrants to purchase an additional 2,402,533 shares of our Common Stock at exercise price of $2.25 per share. In connection with the Private Placement, we incurred placement agent fees totaling $837,205, and issued five-year warrants to purchase an additional 455,825 shares of our Common Stock at an exercise price of $2.25 per share to the Placement Agent. In addition, we incurred other professional fees and expenses totaling approximately $1,080,000 in connection with the Merger.

       We expect that the net proceeds from the sale of common stock and warrants in May 2008 and the RCPS in July and November 2008 will fund our operations through May 2009.  We are currently considering several different financing alternatives to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip™ System and SmartSlide™ System products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to $8,324,022 at December 31, 2008. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation. We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The weighted-average fair value was $0.28 for the year ended December 31, 2008 and $0.51 for the year ended December 31, 2007. Amounts expensed were $388,650 and $648,988 for the years ended December 31, 2008 and 2007, and $1,689,531 for the period from inception to December 31, 2008.

The fair value of each option grant has been estimated using the following assumptions:

	December 31,	December 31,
	2008	2007

Weighted-average grant date fair value	$0.28	$0.51

Risk free interest rate	2.37%-3.34%	4.26%-4.85%

Expected lives	4.75-5 Years	5 Years

Expected volatility	17%-33%	19%-21%

Dividend yields	0%	0%

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

Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate.  Since the Company’s stock has not been traded for as long as the expected term of its options, the Company uses a weighted average of the historic volatility of four comparable companies  over the retrospective period corresponding to the expected life of the Company’s own options on the grant date.  Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility life will increase the fair value and the related compensation expense.

Dividend Yield. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Contractual Obligations

On April 23, 2007, we entered into a First Amendment to Lease, effective as of May 1, 2007, which amended our existing lease for approximately 11,222 square feet of space in an office building located in Fremont, California. The leased space serves as our only corporate office. The amendment extended the termination date of the lease from December 31, 2008 to March 31, 2010. In addition, it increased the basic annual rent (as defined in the lease), commencing April 31, 2007, to $8,417 until December 31, 2007 with an increase to $11,222 until February 28, 2009, and a final increase to $11,905 until March 31, 2010.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method.  This FSP becomes effective for us on January 1, 2009.  Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data.  We do not currently expect that this FSP will have a material impact on our EPS data in fiscal year 2009 or on EPS for any prior periods.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles in the United States of America.  The adoption of SFAS 162 will not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  SFAS 161 is effective for us on January 1, 2009.  Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

As amended in February 2008 by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations.  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, was issued. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling income interest.  This statement is effective for us on January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160.  The adoption of this standard will not have a material impact on our consolidated financial statements.

Cautionary Factors That May Affect Future Results

This Form 10-K and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WaferGen Bio-systems, Inc.:

We have audited the accompanying consolidated balance sheets of  WaferGen Bio-systems, Inc. (a development stage company) (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, Series B preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and for the period from October 22, 2002 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the cumulative period from October 22, 2002 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 26, 2009

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,597,413	$5,189,858
Accounts receivables	40,757	139,827
Inventories	227,272	62,521
Prepaid expenses and other current assets	135,629	87,487

Total current assets	3,001,071	5,479,693

Property and equipment, net	795,339	321,159
Other assets	15,690	54,016

Total assets	$3,812,100	$5,854,868

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$904,094	$560,641
Accrued rent	31,671	19,340
Accrued payroll	160,242	414,519
Accrued vacation	181,377	156,234
Accrued other expenses	72,012	—
Current portion of capital lease obligations	55,934	32,443

Total current liabilities	1,405,330	1,183,177

Capital lease obligations, net of current portion	24,928	73,451

Minority interest	1,977,916	—

Commitment and contingencies	—	—

Stockholders’ equity :
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,830,932 and 23,217,846 shares
issued and outstanding at December 31, 2008 and December 31,2007	24,831	23,218
Additional paid-in capital	20,397,789	16,527,929
Deficit accumulated during the development stage	(20,032,260)	(11,952,907)
Accumulated other comprehensive income	13,566	—

Total stockholders’ equity	403,926	4,598,240

Total liabilities and stockholders’ equity	$3,812,100	$5,854,868

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Operations

	Year ended		Period From October 22, 2002 (Inception) to
	December 31,		December 31,
	2008	2007	2008

Revenues	$621,866	$228,973	$916,134
Cost of sales	241,033	79,116	341,899

Gross margin	380,833	149,857	574,235
Operating expenses:
Sales and marketing	1,179,791	848,818	2,181,014
Research and development	4,628,262	2,429,273	10,696,390
General and administrative	2,603,180	2,802,938	7,390,154
Total operating expenses	8,411,233	6,081,029	20,267,558

Operating loss	(8,030,400)	(5,931,172)	(19,693,323)
Other income and (expenses):
Interest income	82,318	163,047	245,365
Interest expense	(14,851)	(189,539)	(311,884)
Miscellaneous expense	(78,504)	—	(78,504)

Total other income and (expenses)	(11,037)	(26,492)	(145,023)

Net loss before provision for income taxes	(8,041,437)	(5,957,664)	(19,838,346)
Provision for income taxes	—	—	—

Net loss	(8,041,437)	(5,957,664)	(19,838,346)

Accretion on Redeemable Convertible Preferred Stock	(37,916)	—	(37,916)
Accretion on Series B Preferred Stock	—	(51,998)	(155,998)

Net loss applicable to common stockholders	$(8,079,353)	$(6,009,662)	$(20,032,260)

Net loss per share - basic and diluted	$(0.33)	$(0.40)

Shares used to compute net loss per share - basic and diluted	24,214,807	15,119,255

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to Wafergen, Inc.;'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February, and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

							Accumulative
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May , net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Accretion on Redeemable Convertible Preferred Stock	—	—	—	—	—	(37,916)	—	(37,916)

Issuance of Common Stock in May 2008 for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Total Comprehensive Income (loss)	—	—	—	—	—	(8,041,437)	13,566	(8,027,871)

Balances as of December 31, 2008	—	$—	24,830,931	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended		Period From October 22, 2002 (Inception) to
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(8,041,437)	$(5,957,664)	$(19,838,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294,249	58,653	420,548
Non cash miscellaneous income	—	(5)	(5)
Stock-based compensation	388,650	648,988	1,689,531
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	171,053	171,053
Change in operating assets and liabilities:
Accounts receivable	99,070	(105,398)	(40,757)
Inventories	(164,751)	(62,521)	(227,272)
Prepaid expenses and other current assets	(48,206)	(76,431)	(135,693)
Other assets	(13,225)	—	(15,795)
Accounts payable	344,804	431,203	905,445
Accrued rent	12,729	19,340	32,069
Accrued payroll	(254,277)	769	160,242
Accrued vacation	25,255	134,838	181,489
Accrued others	72,959	—	72,959

Net cash used in operating activities	(7,284,180)	(4,737,175)	(16,467,038)

Cash flows from investing activities:
Deposit on property and equipment	—	(51,446)	—
Purchase of property and equipment	(601,897)	(204,777)	(976,025)

Net cash used in investing activities	(601,897)	(256,223)	(976,025)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(145,682)	(18,882)	(164,564)
Proceeds from issuance of notes payable	—	688,412	3,665,991
Proceeds from issuance of Redeemable Convertible Preferred Stock, net of offering costs	1,940,000	—	1,940,000
Repayments on notes payable	—	(510,000)	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	66,037	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	3,482,823	9,921,531	13,404,991

Net cash provided by financing activities	5,277,141	10,147,098	20,023,985

Effect of exchange rates on cash	16,491	—	16,491

Net increase (decrease) in cash and cash equivalents	(2,592,445)	5,153,700	2,597,413

Cash and cash equivalents at beginning of the period	5,189,858	36,158	—

Cash and cash equivalents at end of the period	$2,597,413	$5,189,858	$2,597,413

 The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1.	The Company

WaferGen, Inc. was incorporated in the State of Delaware on October 22, 2002. Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006, its name was changed to La Burbuja Cafe, Inc. On January 1, 2007, its name was changed to WaferGen Bio-systems, Inc.

Merger

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

        We filed a registration statement (the “Registration Statement”) registering for resale (i) the shares of Common Stock included in the units sold in the offering, (ii) the shares of Common Stock underlying the warrants  included in the units sold and (iii) the shares of Common Stock underlying the warrants issued to the Placement Agent in connection with the offering, consistent with the terms and provisions of the Registration Rights Agreement from the offering, which Registration Statement became effective on January18, 2008.

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

                   On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystem (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owned 100% of the common stock and none of the preferred stock of this entity.

   On May 19, 2008, the Company sold in a private placement 1,585,550 units consisting of an aggregate of 1,585,550 shares of its common stock and five-year warrants to purchase an aggregate of up to 634,220 shares of its common stock with an exercise price of $3.00 per share. Under certain circumstances, the Warrants will be exercisable using cashless exercise. The purchase price for the units was $2.25 per unit, or $3,567,487 in the aggregate.

   The purchase agreement for the units contains certain negative covenants that restrict: (i) for 180 days after the closing the ability of the Company and its subsidiaries to issue shares of common stock or equivalents (subject to certain exempt issuances), and (ii) for 24 months after closing, the ability of the Company to enter into variable rate transactions. The investors are also entitled to “piggyback” registration rights.

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

Principles of Consolidation. The consolidated financial statements include the financial statements of WaferGen Bio-systems, Inc. and its subsidiaries. All significant transactions and balances between the WaferGen Bio-systems, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results and outcomes could differ from these estimates and assumptions.

Cash and Cash Equivalents. We consider all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents.

Foreign  Currencies. Assets and liabilities are recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rates of exchange during each reporting period. Translation adjustment resulting from this process are charged or credited to other comprehensive income (loss).

Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued payroll, accrued vacation, and due to related party approximate fair value due to the short-term maturities of these instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in a commercial bank. Accounts at the commercial bank at times exceed the Federal Deposit Insurance Corporation limit.

The Company generally requires no collateral from its customers. At December 31, 2008, two customers accounted for 90% and 10% of accounts receivable. At December 31, 2007, three customers accounted for 32%, 32% and 15% of accounts receivable. For the year ended December 31, 2008, three customers accounted for 13%, 11% and 9% of total revenues. For the year ended December 31, 2007, three customers accounted for 20%, 20%, and 11% of total revenues.

Accounts Receivable. An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based on management's estimate that the balance at December 31, 2008 and 2007 is fully collectible.

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

Property and Equipment.  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

            Equipment                                         3 to 5 years
            Tools and molds                              3 years
    Leasehold improvements                Useful lives of 1 to 3 years or lease term, if shorter
        Furniture and fixtures                      5 years

 Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over its fair value. No assets were determined to be impaired in 2008 and 2007.

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

Revenue Recognition. The Company recognizes revenue based on the recognition criteria set forth in the SEC’s Staff Accounting Bulletin 104, “Revenue Recognition”, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sale arrangement, selling prices are fixed or determinable, and collectability from the customers (individual customers and distributors) is reasonable assured . Revenue consists primarily of revenue generated from the sale of the Company’s products. Revenue is recorded when the risk and rewards of ownership are transferred to our customers (individual customers and distributors). This generally occurs when the Company’s products are shipped from our facility as title has passed. Revenue is recorded net of estimated cash discount.  The Company estimates and accrues warranty costs at the time the product is sold. To date, warranty accruals and warranty costs have not been material.  The Company estimates and accrues an allowance for sale returns at the time the product is sold. To date, sales returns have not been material. Distributors have a fourteen day inspection period however this period is not an acceptance provision that purports to be a trial or evaluation purpose, is not an acceptance provision that grants a right of return or exchange on the basis of subjective matters, and is not an acceptance provision based on customer-specific objective criteria. The fourteen day inspection period is an acceptance provision that is based on seller-specified objective criteria.

Expense Recognition. Expenses are charged to expense as incurred.

Stock-Based Compensation. The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The fair value of each option grant has been estimated using the following assumptions:

	December 31,	December 31,
	2008	2007

Weighted-average grant date fair value	$0.28	$0.51

Risk free interest rate	2.37%-3.34%	4.26%-4.85%

Expected lives	4.75-5 Years	5 Years

Expected volatility	17%-33%	19%-21%

Dividend yields	0%	0%

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

                    Expected Volatility. This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate.  Since the Company’s stock has not been traded for as long as the expected term of its options, the Company uses a weighted average of the historic volatility of four comparable companies  over the retrospective period corresponding to the expected life of the Company’s own options on the grant date.  Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility life will increase the fair value and the related compensation expense.

                    Dividend Yield. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Research and Development. Research and development costs are charged to operations as incurred.

Other Comprehensive Income.  Other Comprehensive Income arises solely due to the cumulative translation adjustments which ensue from our Accounting Policy for Foreign Currencies.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

         The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Options issuable upon exercise of common stock options	524,954	704,952
Shares issuable upon exercise of Common Stock warrants	—	37,931
Shares issuable upon conversion of preferred stock	—	2,056,606
Shares issuable upon conversion of RCPS	240,741	—

Total	765,695	2,799,489

Segments. Segments are defined as components of the Company's business for which separate financial information is available that is evaluated by the Company's chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment. Sales have been to customers and distributors located in different countries. All long-lived assets are within the United States and Malaysia.

Recent Accounting Pronouncements. In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities .  FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method.  This FSP becomes effective for us on January 1, 2009.  Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data.  We do not currently expect that this FSP will have a material impact on our EPS data in fiscal year 2009 or on EPS for any prior periods.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles in the United States of America.  The adoption of SFAS 162 will not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133 .  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  SFAS 161 is effective for us on January 1, 2009.  Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

As amended in February 2008 by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

In December 2007, the FASB issued SFAS 141R, Business Combinations .  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements , was issued. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling income interest.  This statement is effective for us on January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160.  The adoption of this standard will not have a material impact on our consolidated financial statements.

NOTE 3.	Inventories

Inventories consisted of the following at December 31, 2008 and 2007:

	2008	2007

Finished goods	$227,272	$62,521

Inventories	$227,272	$62,521

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007

Equipment	$1,014,212	$389,255
Tools & molds	72,437	—
Leasehold improvements	63,163	41,365
Furniture and fixtures	42,206	16,838

Total property and equipment	1,192,018	447,458

Less accumulated depreciation and amortization	(396,679)	(126,299)

Property and equipment, net	$795,339	$321,159

    Depreciation and amortization expense totaled $294,249 and $58,653 for the year ended December 31, 2008 and 2007, and $420,548 for the period from inception to December 31, 2008.

    Equipment includes the following amounts under leases:

	December 31,
	2008	2007

Cost	$178,712	$$124,776
Accumulated depreciation	(63,639)	(13,441)

Total	$115,073	$111,335

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 5.	Notes Payable

The activity in the notes payable to a stockholder, our Chief Executive Officer, for the year ended December 31, 2007 is as follow:

Due to related party converted into a note payable	$61,588
Cash received in exchange for notes payable to a stockholder	688,412

Total notes payable to a stockholder	750,000
Cancellation of notes payable to a stockholder in exchange for Units	(240,000)
Repayment of notes payable to a stockholder	(510,000)

Notes payable to a stockholder outstanding at December 31, 2007	$—

In conjunction with the issuance of the notes payable to the stockholder, the Company issued warrants to purchase a total of 213,816 shares, 115,442 shares post-merger, of its Series B Preferred Stock at an exercise price of $0.76 per share, $1.41 per share post-merger. The warrants are exercisable for a period of five years. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 21%, a contractual life of five years, a zero dividend rate, 4.67% risk free interest rate, and the fair value of the Series B Preferred Stock of $1.40 per share, the Company determined the allocated fair value of the warrants to be $171,053. This amount was recorded as a discount on the notes payable to a stockholder and was amortized and charged to operations as interest expense in 2007.

NOTE 6.	Commitments and Contingencies

The Company leases its office space for use in its operations under a noncancelable operating leases that expire in March and December 2010.  The Company leases equipment under two capital leases that expire in January 2010 and August 2011.

Aggregate future minimum lease obligations for leases in effect as of December 31, 2008 are as follows:

	Operating Leases	Capital Leases

Year ending December 31,
2009	$173,096	$61,429
2010	67,317	17,349
2011	—	9,117

Total minimum lease obligations	$240,413	$87,895

Less amounts representing interest		(7,033)
Present value of future minimum lease payments		80,862
Less current portion of capital lease obligation		(55,934)

Capital lease obligation, less current portion		$24,928

Rent expense totaled $210,133 and $138,917 for the years ended December 31, 2008 and 2007 and $484,258 for the period from inception to December 31, 2008.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Interest expense related to capital leases totaled $14,851 and $3,013 for the years ended December 31, 2008 and 2007 respectively, and $17,864 for the period from inception to December 31, 2008.

NOTE 7.	Minority Interest

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $1,000,000, less 3% issuance costs, in exchange for the issuance of redeemable convertible preferred shares (RCPS) of WaferGen Biosystems (M) Sdn. Bhd., in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (MTDC), a venture capital and development firm in Malaysia. WaferGen Biosystems (M) Sdn. Bhd., sold 444,444 RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share.  The "Subsequent Closing" has been completed and the proceeds of $1,000,000, less 3% issuance costs, from the sale of an additional 444,444 shares of redeemable convertible preferred shares were received on November 27, 2008.

 The rights of the holders of RCPS include, but are not limited to, the right (a) to cause the subsidiary to redeem the RCPS in whole or in part any time after the Subsequent Closing from funds legally available for distribution; (b) to cause the Company to exchange their RCPS for Common Stock of the Company at a rate of $2.25 per share of Common Stock; (c) to put to Alnoor Shivji, our CEO and President, their RCPS for $2.25 in cash per share in the event that Mr. Shivji transfers, prior to May 15, 2009, in one or more transactions, more than 2,185,960 shares of Common Stock to one or more persons other than his affiliates or relatives; (d) to put to the Company their ordinary shares received on conversion of RCPS during the year 2011 if the share price is below $2.25, and at any time in 2011, redeem for cash (or shares in WaferGen Bio-systems, Inc. of equivalent value) the amount invested in USD plus 6% premium, compounded annually, with yearly rests; (e) of first offer on any transfers or new issuance of subsidiary shares; and (f) to appoint one of the six directors of the subsidiary.

         Minority interest is as follows:

	December 31,	December 31,
	2008	2007

Proceeds from issuance of RCPS	$2,000,000	$—
Issuance costs	(60,000)	—
Accretion of issuance	5,416	—
Accretion of redemption premium	32,500	—

Total Minority Interest	$1,977,916	$—

 NOTE 8.               Common and Preferred Stock

The Company is authorized to issue two classes of stock, Common Stock and Preferred Stock. The total number of shares which the Company is authorized to issue is 310,000,000 shares: 300,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

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

In January, 2007 WaferGen Bio-systems, Inc’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan shall be administered by the Company’s Board of Directors.

  On June 5, 2008, the Company's stockholders adopted the 2008 Stock Incentive Plan (the "2008 Plan") following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company's Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company's Board of Directors.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of stock option transactions in the last two years is as follows:

	Stock Options
	Actual Options	Equivalent Number of	Equivalent Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at January 1, 2007	1,669,000	410,876	$0.0696
2007 Plan	2,000,000	—	—
Granted	(2,139,500)	1,895,655	1.4681
Exercised	—	(26,996)	0.0100
2003 Plan frozen	(1,139,000)	—	—
Forfeited	—	(10,799)	0.1482

Balance at December 31, 2007	390,500	2,268,736	1.3469
2008 Plan	2,000,000	—	—
Granted	(1,807,000)	1,807,000	1.6704
Exercised	—	(27,536)	0.1482
Forfeited	310,458	(310,458)	2.0023
Cancelled	51,042	(51,042)	1.9751

Balance at December 31, 2008	945,000	3,686,700	$1.4505

Upon completion of the Merger, WaferGen Bio-systems, Inc. assumed all outstanding WaferGen, Inc's stock options with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .53991522 for 1.  In addition, the 2003 Plan was frozen resulting in no additional options available for grant. The table above includes the post-merger equivalent number of options outstanding and weighted average prices, as adjusted for the exchange ratio.

The weighted average fair value of awards granted in the years ended December 31, 2008 and 2007, was $0.28 and $0.61, respectively.  The fair value of shares vested in the years ended December 31, 2008 and 2007, was $333,303 and $452,010, respectively.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table Summarizes information concerning outstanding options as of December 31, 2008:

			Options Outstanding			Options Exercisable
			Number	Weighted		Number	Weighted
			Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of			as of	Remaining	Average	as of	Remaining	Average
Exercise			December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
Prices			2008	Life (in Years)	Price	2008	Life (in Years)	Price

$0.0002	-	$0.0185	202,466	5.32	$0.0061	191,668	5.25	$0.0053
$0.1482	-	$0.4630	429,234	7.86	0.3561	362,872	7.90	0.3878
$0.6000	-	$1.0000	382,500	6.84	0.8693	20,000	6.87	0.6000
$1.3500	-	$2.1000	1,860,000	8.13	1.5807	379,576	8.49	1.5653
$2.2000	-	$3.0000	812,500	7.85	2.3643	589,792	7.69	2.4264

			3,686,700	8.23	$1.4505	1,543,908	7.62	$1.4113

   The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $710,181 and $524,216, respectively.  Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

 The Company received $4,079 for the 27,536 options that were exercised during the year ended December 31, 2008, which had an aggregate intrinsic value of $50,991. There were no options exercised during the year ended December 31, 2007.

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

 In November 2006, the Company issued fully vested Series A Preferred Stock option exercisable into 471,698 shares of Series A Preferred Stock to a founder. The option was immediately exercisable into shares of Series A Preferred Stock at a per share price of $0.14 and expired on any date during the earlier of (i) calendar year 2007 and (ii) the calendar year in which a change in control occurred. The Company determined the fair market value of the option was $575,450 using the following assumptions: risk free interest rate of 4.60%, no dividend yield, expected volatility of 21%, and an expected life of one year. Amounts expensed were $575,450 for the year ended December 31, 2006, and the period from inception to December 31, 2008. In February 2007, this option was exercised.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The amounts expensed for stock-based compensation totaled $388,650 and $648,988 for the years ended December 31, 2008 and 2007, respectively, and $1,689,531 for the period from inception to December 31, 2008.

At December 31, 2008, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $813,200. This cost is expected to be recognized over an estimated weighted average amortization period of 2.78 years.  No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

A summary of outstanding Common Stock Warrants as of December 31, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	634,220	$3.00	May 2013

Total	3,666,121

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2008 and 2007and the period from inception to December 31, 2008:

Period From
October 22,
2002
	December 31,	December 31,	(Inception) to
December 31,
	2008	2007	2008

Current payable (refundable):
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Provision for income taxes	$—	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate 34% to the net loss before provision for income taxes for the years ended December 31, 2008 and 2007and the period from inception to December 31, 2008 is as follows:

			Period From
			October 22,
			2002
	December 31,	December 31,	(Inception) to
			December 31,
	2008	2007	2008

Provision for income taxes at federal statutory rate	$(2,746,980)	$(2,025,606)	$(6,757,929)
Federal research and development tax credits	(150,000)	(289,179)	(439,179)
Expenses not deductible	137,379	460,507	597,886
Foreign loss taxed at lower rates	64,774	—	64,774
Change in federal valuation allowance	2,694,827	1,854,278	6,534,448

Provision for income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The components of the deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry-forwards	$6,613,525	$3,225,483
Capitalized start-up cost and research and development cost	915,399	1,046,170
Research and development tax credit	700,546	582,982
Depreciation on property and equipment	12,603	21,770
Accruals	81,949	179,921

Total deferred tax asset	8,324,022	5,056,326

Valuation allowance	(8,324,022)	(5,056,326)

Net deferred tax assets	$—	$—

The following deferred income taxes were provided for the years ended December 31, 2008 and 2007, and the period from inception to December 31, 2008:

			Period From
			October 22,
			2002
	December 31,	December 31,	(Inception) to
			December 31,
	2008	2007	2008

Deferred tax assets:
Net operating loss carry-forwards	$3,388,042	$3,225,483	$6,613,525
Capitalized start-up cost and research and development cost	(130,771)	(1,102,666)	915,399
Stock-based compensation	—	(279,271)	—
Research and development tax credit	117,564	582,982	700,546
Depreciation on property and equipment	(9,167)	21,770	12,603
Accruals	(97,972)	106,495	81,949
Valuation allowance	(3,267,696)	(2,554,793)	(8,324,022)
Net deferred income taxes	$—	$—	$—

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

At December 31, 2008 the Company had federal and state net operating loss carry-forwards of approximately $14,950,000 and foreign operating loss carry-forwards of approximately $810,000. The federal, state, and foreign net operating loss carry-forwards will expire in various periods through 2028.

At December 31, 2008, the Company had federal and state research and development tax credits of approximately $350,000. The federal research and development tax credits will expire in various periods through 2028 and the California state research and development tax credit can be carried forward indefinitely.

Utilization of net operating loss carry-forwards may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

    Tax years that remain open for examination include 2005, 2006, 2007, and 2008.

NOTE 11. Related Party Transactions

During the year ended December 31, 2008 there were no related party transactions, and in the year ended December 31, 2007 a shareholder converted $61,588 of accounts payable to a note payable.

NOTE 12.	Cash Flow Information

Cash paid during the years ended December 31, 2008 and 2007 and the period from inception to December 31, 2008 is as follows:

			Period From
			October 22,
			2002
	Year ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Interest	$14,851	$18,486	$33,337

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2008 and 2007 and the period from inception to December 31, 2008 is as follows:

			Period From
			October 22,
			2002
	Year ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Accretions on Series B Preferred Stock	$—	$51,998	$155,998

Accretion on Redeemable Convertible Preferred Stock	$37,916	$—	$37,916

Conversion of due to a stockholder to notes payable	$—	$61,588	$61,588

Issuance of warrants with notes payable	$—	$171,053	$171,053

Conversion of debt to Common Stock	$—	$240,000	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$51,446	$—	$51,446

Property and equipment acquired with capital leases	$131,550	$124,376	$256,326

NOTE 13.              Fair Value of Financial Instruments

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

        Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

        Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

    The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,597,413	$—	$—	$2,597,413

NOTE 14.              Contingencies

From time to time we may be involved in claims arising in connection with our business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all cases pending against the Company, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

 Gordon v. WaferGen. In February 2009, an action entitled Kimberly E. Gordon v. WaferGen Inc, was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company.  The damages sought are unspecified.  Discovery is in process.  A conference is scheduled for June 23, 2009, at which time a trial will likely be scheduled.

We anticipate that we will expend significant financial and managerial resources to defend our intellectual property rights in the future if we believe that our rights have been infringed. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

NOTE 15.              Business Segment Information

    Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company has only one operating segment.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

    Revenue by geographic areas for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

North America	$318,377	$208,673
Asia	60,773	20,300
Europe	210,330	—
Other	32,386	—

Total minority interest	$621,866	$228,973

Long-lived assets by geographic areas as of December 31 are as follows:

United States	$613,256	$321,159
Malaysia	182,083	—

Total long-lived assets	$795,339	$321,159

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 16.              Quarterly Financial Data

 Notes to the Consolidated Financial Statements

	Year ended December 31, 2008
	First	Second	Third	Fourth

Revenues	$181,640	$176,851	$197,951	$65,424

Cost of sales	75,017	57,048	73,956	35,012

Gross margin	106,623	119,803	123,995	30,412

Operating expenses:
Sales and marketing	385,174	295,506	328,289	170,822
Research and development	952,441	1,345,621	1,205,511	1,124,689
General and administrative	689,043	633,764	648,966	631,407

Total operating expenses	2,026,658	2,274,891	2,182,766	1,926,918

Operating loss	(1,920,035)	(2,155,088)	(2,058,771)	(1,896,506)
Other income and (expenses):
Interest income	31,717	18,064	16,709	15,828
Interest expense	(3,973)	(3,252)	(4,957)	(2,669)
Miscellaneous expense	—	(2,941)	(23,298)	(52,265)

Total other income and (expenses)	27,744	11,871	(11,546)	(39,106)

Net loss before provision for income taxes	(1,892,291)	(2,143,217)	(2,070,317)	(1,935,612)
Provision for income taxes	—	—	—	—

Net loss	(1,892,291)	(2,143,217)	(2,070,317)	(1,935,612)

Accretion on Redeemable Convertible Preferred Stock	—	—	(14,583)	(23,333)

Net loss applicable to common stockholders	$(1,892,291)	$(2,143,217)	$(2,084,900)	$(1,958,945)

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.08)

Shares used to compute net loss per share - basic and diluted	23,217,846	23,965,978	24,830,932	24,830,932

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

	Year ended December 31, 2007
	First	Second	Third	Fourth

Revenues	$60,460	$300	$6,700	$161,513

Cost of sales	21,774	—	1,770	55,572

Gross margin	38,686	300	4,930	105,941

Operating expenses:
Sales and marketing	152,182	137,788	277,248	281,600
Research and development	399,758	361,948	728,288	939,279
General and administrative	424,661	384,495	773,656	1,220,126

Total operating expenses	976,601	884,231	1,779,192	2,441,005

Operating loss	(937,915)	(883,931)	(1,774,262)	(2,335,064)
Other income and (expenses):
Interest income	—	15,781	82,960	64,306
Interest expense	(42,802)	(143,724)	(308)	(2,705)

Total other income and (expenses)	(42,802)	(127,943)	82,652	61,601

Net loss before provision for income taxes	(980,717)	(1,011,874)	(1,691,610)	(2,273,463)
Provision for income taxes	—	—	—	—

Net loss	(980,717)	(1,011,874)	(1,691,610)	(2,273,463)
Accretion on Series B Preferred Stock	(31,199)	(20,799)	—	—

Net loss applicable to common stockholders	$(1,011,916)	$(1,032,673)	$(1,691,610)	$(2,273,463)

Net loss per share - basic and diluted	$(0.28)	$(0.10)	$(0.07)	$(0.10)

Shares used to compute net loss per share - basic and diluted	3,629,129	10,107,941	23,217,846	23,217,846

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).    Controls and Procedures.

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under  the Exchange Act. Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

1.
There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements and related financial disclosure, to monitor new accounting principles and their implementation, and to ensure compliance with GAAP and SEC disclosure requirements;

2.	There is a strong reliance on the external attorneys to review and edit our periodic, annual and quarterly reports and to ensure compliance with SEC disclosure requirements; and
3.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

Because of the material weakness noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
Employees have received formal training on both GAAP and SEC disclosure requirements, which has reduced our reliance on external auditors to review and edit the annual and quarterly financial statements and related financial disclosure and to ensure compliance with SEC disclosure requirements.  Nevertheless, as a small business, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

2.
Employees have received formal training on SEC disclosure requirements, which has reduced our reliance on external attorneys to review and edit our periodic, annual and quarterly filings and to ensure compliance with SEC disclosure requirements.  Further, the Company is introducing the use of compliance checklists which cover our periodic, quarterly and annual SEC reports; and

3.
The Company has introduced employee access restrictions within our accounting system, in accordance with the formally adopted Financial Delegation Policy described below.  Nevertheless, as a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function, and we remain reliant on management oversight.

We believe that the foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to the Company's internal control assessment, testing and evaluation process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2008, we implemented new controls, which constitute a material change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). These new controls include:

1.
A formal Financial Delegation Policy has been documented and approved by the Audit Committee of the Board of Directors.  Further, the Company had previously introduced and effectively maintained employee access restrictions within its accounting system, in accordance with this Policy.  This control has been effectively operating for a sufficient period to address the material weakness relating to delegation of authority not having been formally documented.

2.
As reported in our Form 10-Q for the quarter ended September 30, 2008, the Audit Committee of the Board of Directors has formally adopted a Charter and is directing, overseeing, reviewing and approving the work of the external auditors.  This control has been effectively operating for a sufficient period to address the material weakness relating to insufficient oversight of external audit functions.

These controls were implemented to address two of the material weaknesses identified by management in 2007, neither of which was reported as remediated as at September 30, 2008.

Item 9B.        Other Information

        None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2008.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules.

 Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit No.	Description
2.1(4)	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.
2.2(4)	Certificate of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.
3.1(1)	Certificate of Incorporation of WBSI
3.2(3)	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007
3.3(2)	Bylaws of WBSI
4.1(4)	Lockup Agreement dated January 14, 2008, among WGBS, Rodman & Renshaw LLC and R&R Biotech Partners LLC
10.1(5)†	WaferGen Bio-systems, Inc. 2007 Stock Option Plan
10.2(5)†	Note and Warrant Purchase Agreement between WaferGen, Inc. and Alnoor Shivji, dated as of January 30, 2007
10.3(5)†	Form of 7% Promissory Notes, in the aggregate principal amount of $262,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007
10.4(5)†	Form of Warrants, made as of January 30, 2007, to purchase up to an aggregate of 86,182 shares of WBSI’s Series B Preferred Stock
10.5(5)†	Amendment, dated February 28, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.6(5)†	7% Promissory Note, dated February 28, 2007, in the aggregate principal amount of $138,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.7(5)†
Warrant, made as of February 28, 2007, to purchase up to 45,395 shares of WBSI’s Series B Preferred Stock, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended

10.8(5)†	Second Amendment, dated March 30, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.9(5)†	7% Promissory Note, dated March 30, 2007, in the aggregate principal amount of $250,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.10(5)†	Warrant, made as of March 30, 2007, to purchase up to 82,237 shares of WBSI’s Series B Preferred Stock, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.11(5)†	Form of Allonge to Promissory Notes, dated as of March 31, 2007
10.12(5)†	Third Amendment, dated May 14, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.13(5)†	7% Promissory Note, dated May 14 , 2007, in the aggregate principal amount of $100,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.14(5)†	Form of Second Allonge to Promissory Notes, dated as of May 14, 2007
10.15	[Reserved]
10.16	[Reserved]
10.17(5)	Placement Agency Agreement dated April 12, 2007, between WaferGen, Inc. and Rodman & Renshaw, LLC
10.18(5)	Form of Lockup Agreement
10.19(5)	Form of Subscription Agreement
10.20(5)	Form of Registration Rights Agreement
10.21(5)	Form of Warrants issued to investors in a private placement, the initial closing of which was held on May 31, 2007
10.22(5)	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007
10.23(5)	Escrow Agreement, dated as of May 31, 2007, by and among WBSI, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent
10.24(5)	Split-Off Agreement, dated as of May 31, 2007, by and among WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O
10.25(5)	General Release Agreement, dated as of May 31, 2007, by and among WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O
10.26(5)†	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji
10.27(5)†	Employment Agreement dated May 31, 2007, between WBSI and Amjad Huda
10.28(5)†	Employment Agreement dated May 31, 2007, between WBSI and Victor Joseph
10.29(6)	Mutual Separation Agreement, dated February 26, 2008, between the Company and Terry Osborn
10.30(6)	Code of Business Conduct and Ethics
10.31(7)	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto
10.32(8)	Form of Common Stock Purchase Warrant
10.33(9)†	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan
10.34	[Reserved]
10.35*†	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan
10.36(10)	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among Holders defined therein and WaferGen Biosystems (M) Sdn. Bhd.
10.37(11)	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd., and WaferGen Biosystems (M) Sdn. Bhd.
10.38(12)	Put Agreement dated May 28, 2008, by and among Alnoor Shivji, WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd., and WaferGen Biosystems (M) Sdn. Bhd.
10.39*†	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji
10.40*†	Letter Agreement dated January 16, 2009, by and between WBSI and Amjad Huda
10.41*†	Letter Agreement dated January 16, 2009, by and between WBSI and Victor Joseph
10.42*	Form of WBSI Distribution Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*
Section 1350 Certification of Chief Executive Officer  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2*
Section 1350 Certification of Chief Financial Officer  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(3)	Incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Commission February 1, 2007.

(4)	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on January 16, 2008

(5)	Incorporated herein by reference to identically numbered Exhibit to the Company’s current Report on Form 8-K filed with the Commission on June 5, 2007

(6)	Incorporated herein by reference to the identically numbered Exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2008.

(7)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008.

(8)	Incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008.

(9)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008.

(10)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q field with the Commission on November 14, 2008.

(11)	Incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.

(12)	Incorporated herein by reference as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.

*	Filed/furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ ALNOOR SHIVJI
Date: March 26, 2009		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2009
/s/ AMJAD HUDA
Amjad Huda	Chief Financial Officer (Principal Financial Officer) and Director	March 27, 2009
/s/ VICTOR JOSEPH
Victor Joseph	Chief Technology Officer and Director	March 27, 2009
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 27, 2009
/s/ JOEL KANTER
Joel Kanter	Director	March 27, 2009
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 27, 2008

/s/ NADINE SMITH
Nadine Smith	Director	March 27, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.35	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan
10.39	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji
10.40	Letter Agreement dated January 16, 2009, by and between WBSI and Amjad Huda
10.41	Letter Agreement dated January 16, 2009, by and between WBSI and Victor Joseph
10.42	Form of WBSI Distribution Agreement
21.1	Subsidiaries of the Registrant
23.1	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1
Section 1350 Certification of Chief Executive Officer  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2
Section 1350 Certification of Chief Financial Officer  (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)