Form 10-K/A
WaferGen Bio-systems, Inc.
filed 2009-04-30
CIK 1368993

SECURITIES AND EXCHANGE COMMISSION
UNITED STATES
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-136424

WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3699764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bayside Technology Center
46531 Fremont Blvd.
Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 651-4450

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                              ☐                                                      Accelerated filer                                ☐
Non-accelerated filer                                ☐                                                      Smaller reporting company              ☒
(Do not check if a smaller reporting company)

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

As of April 28, 2009, the registrant had a total of 24,830,932 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Report”) in order to include the information required to be disclosed pursuant to Part III of Form 10-K, which we had intended to incorporate by reference to the proxy statement for our 2009 annual meeting of stockholders (the “2009 Proxy Statement”). Because we do not expect to file the 2009 Proxy Statement on or before April 30, 2009, we hereby amend the following Items of the Original Report:

ITEM 10. Directors, Executive Officers and Corporate Governance
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
ITEM 14. Principal Accountant Fees and Services.

As required by the rules of the Securities and Exchange Commission (the “SEC”), this Amended Report includes new certifications of our principal executive officer and principal financial officer, as set forth in Exhibits 31.3 and 31.4 to this Amended Report.

Except for those Items as expressly set forth above, this Amended Report continues to speak as of the date of the Original Report, and the Company has not updated the financial disclosures or any other disclosures contained therein to reflect events that have occurred subsequent to the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

 As used in this Annual Report on Form 10-K/A, all references to the “Company,” “we,” “our” and “us” for periods prior to May 31, 2007 refer to WaferGen, Inc. (or “WaferGen”) and for periods on or after May 31, 2007 refer to WaferGen Bio-systems, Inc. (or “WBSI”).  On May 31, 2007, WaferGen was acquired by WBSI.  In the transactions, WaferGen merged with a subsidiary of WBSI and became a wholly-owned subsidiary of WBSI (the “Merger”). WaferGen was considered the “acquirer” for accounting purposes, and accordingly the historical financial statements of WaferGen for periods prior to the Merger replaced those of WBSI.  Other terms defined in the Original Report are used on this Amended Report as so defined.

	TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS		1

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	2
ITEM 11.	Executive Compensation	6
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	13
ITEM 14.	Principal Accountant Fees and Services	15

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	16

Signatures		20
Exhibit Index		21

FORWARD LOOKING STATEMENTS

Information included in this Form 10-K/A may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” in the Original Report, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Alnoor Shivji	52	Chief Executive Officer, President and Chairman of the Board
Victor Joseph	57	Chief Technical Officer, Secretary and Director
Amjad Huda	49	Chief Financial Officer, Treasurer and Director
Mona Chadha	48	Executive Vice President, Marketing and Business Development
R. Dean Hautamaki	46	Director
Makoto Kaneshiro	50	Director
Joel Kanter	52	Director
Nadine C. Smith	51	Director

Our bylaws provide that our Board will consist of between one and fifteen members, with the number of directors determined from time to time by our Board. The number of directors is currently set at seven. Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Any vacancies occurring in the Board between annual meetings may be filled by the vote a majority of the remaining directors. Our officers are appointed by the Board of Directors and serve at the discretion of the Board.

There are no family relationships among our directors and executive officers. None of our above-listed executive officers and directors has been convicted in any criminal proceeding during the past five years or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining him or her from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal of state securities laws or commodities laws. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or executive officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Alnoor Shivji, Amjad Huda, Victor Joseph and Makoto Kaneshiro were former directors of WaferGen, Inc. and became our directors on May 31, 2007 in connection with the Merger as described below in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Raymond Dean Hautamaki was appointed to serve as a director on May 31, 2007.  Joel Kanter was appointed to serve as a director on June 12, 2007. Nadine C. Smith was appointed to serve as a director on November 12, 2008.

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

Victor Joseph, Chief Technical Officer, Secretary and Director.  Mr. Joseph has served as our Chief Technical Officer, Secretary and a director since the closing of the Merger. He is a co-founder of WaferGen and has served as its Chief Technical Officer and Secretary since April 1, 2003, and as a director since October 2002. Mr. Joseph has over 20 years of experience working in research and development, manufacturing, consulting and management in a variety of industries including Semiconductor IC, inkjet, personal computers, optical communication, disk drives and specialty chemicals. Between April 2001 and March 2003 he was the Vice President of the Switching Products Group of Avrio Technologies. From January 2000 to April 2001 he was a Technology Assessment Manager with Cisco Systems, Inc. and served as a Senior Business Development Manager and Senior Engineer with Hewlett-Packard Company between November 1993 and January 2000. Throughout his career, Mr. Joseph has maintained his intellectual property through patents, of which he currently holds three in inkjet technology, one in fiber optic switch technology, one in integrated biochip technology and seven in-house pending patents. He holds a Master of Science degree from the University of Toronto in IE/OR and BS ChemE from REC Warangal, India.

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

Mona Chadha, Executive Vice President of Marketing and Business Development and interim Chief Operating Officer. Ms. Chadha on March 20, 2009 was promoted from Vice President of Marketing, Business Development and Corporate Communications to Executive Vice President of Marketing, Business Development and Corporate Communications and Interim Chief Operating Officer. Ms. Chadha has served as our Vice President of Marketing, Business Development and Corporate Communications since the closing of the Merger. She joined WaferGen in July 2006 as its Vice President, Marketing and Business Development. Ms. Chadha has over 15 years of experience in global product commercialization for leading biotechnology companies. From July 2003 through July 2006, she was the Associate Director of Technology Marketing at Nektar Therapeutics, where she led the company’s repositioning and branding efforts and co-marketing of inhaled insulin. She spent nine years with Applied Biosystems Group (Applera Corporation), from 1993 through 2001, in multiple top tier jobs, including Product Manager, Senior Product Manager and Product Line Manager. Before joining Applied Biosystems, she was with CLONTECH Laboratories, Inc. during 1992 and 1993 as product manager and worked between 1988 and 1992 at Pharmacia LKB Biotechnology, Inc. as a Technical Specialist and Marketing Applications Specialist. She holds a double Masters degree in Cell Biology and Anatomy from Columbia University and Microbiology from India. She also completed the Executive Marketing Management Certificate Program at Stanford University.

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

Joel Kanter, Director.  Joel Kanter has served as our director since June 2007.  He has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies and institutional financing to mature enterprises. He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Mr. Kanter currently serves on the Board of Directors of several public companies, including: Aquamatrix, Inc., I-Flow Corporation, Magna-Lab, Inc., Medgenics, Inc., Modigene, Inc., and Pet DRx Corporation, as well as a number of private concerns. Mr. Kanter has a B.A. in Political Science and a B.S. in Psychology from Tulane University.

Nadine C. Smith, Director. Ms. Smith has served as our director since November 2008.  She serves as Chairman of the Board, Vice President, Interim Chief Financial Officer and Interim Treasurer of La Cortez Energy, Inc., a publicly held, early stage company that plans to be involved in the oil and gas sector in South America, and as Chairman of the Board of Loreto Resources Corporation, a publicly held, early stage company that plans to be involved in the mining sector in South America. Ms. Smith has previously served as a director of Gran Tierra Energy, Inc., Patterson-UTI Energy Inc. and American Retirement Corporation, all public companies. Ms. Smith has been a private investor and business consultant since 1990.

We have three standing committees of the Board of Directors: the Audit Committee; the Corporate Governance Committee; and the Compensation Committee.

Audit Committee

Our current Audit Committee was formed during September 2007. It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: reviewing the annual registration; approving the firm to be engaged as our independent registered public accounting firm for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the SEC reporting requirements. On September 30, 2008 the Board of director approved the audit committee charter. Our Audit Committee currently consists of Mr. Kanter (Chairman), Dr. Hautamaki, and Mr. Kaneshiro. In addition, the Board of Directors believes that Mr. Kanter meets the definition of “audit committee financial expert,” and is “independent” as such terms are defined by SEC rules.

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

Compensation Committee

Our Compensation Committee was formed in September 2007 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans. We do not have a compensation committee charter. The Compensation Committee currently consists of Mr. Kaneshiro (Chairman), Dr. Hautamaki, and Mr. Kanter.

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s Common Stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as described below:

Name	No. of late reports	No. of transactions that were not reported on a timely basis	Failure to file a required Form
R. Dean Hautamaki	3	4	0
Amjad Huda	2	2	0
Victor Joseph	2	2	0
Makoto Kaneshiro	2	4	0
Joel S. Kanter	1	1	0
Alnoor Shivji	6	32	0
Nadine C. Smith	0	0	0

Code of Ethics

Effective December 28, 2007, our Company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company’s President (our executive officer) and our Chief Financial Officer (our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics set forth written standards that are designed to deter wrongdoing and promote:

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state security laws. Any employee who become aware of any incident involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company’s president, secretary, or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, secretary, or chief financial officer, the incident must be reported to the Audit Committee. Any failure to report such inappropriate or irregular conduct of other is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 10.30 to this Report.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Request can be sent to: WaferGen Bio-systems, Inc. at 46531 Fremont Blvd. Fremont, California 94538.

Item 11.	Executive Compensation

The following table summarizes all compensation recorded by us in each of fiscal year 2008 and 2007 for (i) our principal executive officer, and (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2008 and whose total compensation exceeded $100,000 in fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		Total ($)
Alnoor Shivji	2008	$254,974	(1)	$62,500	(3)	$25,939	(4)	$343,413
Chief Executive Officer	2007	$229,166		$—	(2)	$215,308	(4)	$444,474
Amjad Huda	2008	$254,974	(1)	$62,500	(3)	$21,011	(4)	$338,485
Chief Financial Officer	2007	$229,166		$—	(2)	$215,308	(4)	$444,474
Victor Joseph	2008	$254,974	(1)	$62,500	(3)	$21,866	(4)	$339,340
Chief Technology Officer	2007	$229,166		$—	(2)	$215,308	(4)	$444,474

(1)
Annual salary of $262,500 commenced on May 31, 2008,  after one year of the date of executive officer’s employment agreement with WaferGen. On November 30, 2008 the Company adjusted the salary to $223,000  until the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 30, 2009, excluding any gross proceeds received in connection with any financings completed by its subsidiary, WaferGen Biosystems (M) Sd. Bhd., a Malaysian corporation; or (b) raises after March 30, 2009 funds sufficient to finance WaferGen’s operations at its then-current burn rate for an additional nine months after the closing of such financing, as reasonably determined by the compensation committee of the board of directors of WaferGen.

(2)
Under such executive officer’s employment agreement, the executive officer is entitled to a performance-based bonus of up to 25% of his salary. The Compensation Committee of the Board has determined that each such executive shall receive a bonus in 2008 for the executive’s performance in 2007 equal to 25% of his base salary (or $62,500) upon the completion of a financing transaction by the Company above a certain threshold amount. No bonuses were paid for the year 2008.

(3)	Bonus earned in 2007 but paid in 2008.

(4)
The value of the Option Award has been computed in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information, see Note 2, "Summary of Significant Accounting Policies--Stock-Based Compensation" and Note 9, "Stock Option and Warrants," to the Finacial Statements contained in Item 8 in the Original Report.

Outstanding Equity Awards at Fiscal Year-End 2008 (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Alnoor Shivji	—		75,000	(2)	$1.95	4/17/2018
	—		75,000	(4)	$1.35	9/30/2015
	—		25,000	(5)	$1.00	10/24/2015
	65,973	(6)	100,694	(6)	$1.50	5/31/2017
Amjad Huda	—		25,000	(2)	$1.95	4/17/2018
	—		37,500	(4)	$1.35	9/30/2015
	—		20,000	(5)	$1.00	10/24/2015
	65,973	(6)	100,694	(6)	$1.50	5/31/2017
	134,979	(7)	—		$0.46	1/3/2017
Victor Joseph	—		25,000	(2)	$1.95	4/17/2018
	—		12,500	(3)	$2.10	4/30/2018
	—		37,500	(4)	$1.35	9/30/2015
	—		20,000	(5)	$1.00	10/24/2015
	65,972	(6)	100,694	(6)	$1.50	5/31/2017
	134,979	(7)	—		$0.46	1/3/2017

(1)
Option numbers and prices are presented as of December 31, 2008. Upon the Merger, we adopted and assumed WaferGen’s 2003 Stock Incentive Plan and the then outstanding options automatically converted into options to purchase shares of our common stock using the same exchange ratio applied to convert the WaferGen shares into our common stock in the merger. Upon the Merger, the vesting of all options issued under the 2003 Stock Incentive Plan was accelerated, and all the options became immediately exercisable.

(2)
Option to purchase shares of our common stock at an exercise price of $1.95 per share granted on April 17, 2008, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when the optionee completes each full month of continuous service thereafter, and expires 10 years after the date of grant.

(3)
Option to purchase our common stock at an exercise price of $2.10 per share granted on April 30, 2008, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter, and expires 10 years after the date of grant.

(4)
Option to purchase shares of our common stock at an exercise price of $1.35 per share granted on September 30, 2008, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous services after the vesting start date, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter, and expires seven years after the date of grant.

(5)
Option to purchase shares of our common stock at an exercise price of $1.00 per share granted on October 24, 2008, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter, and expires 7 years after the date of grant.

(6)
Option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share granted on May 31, 2007, which option vests in equal monthly installments over four years and expires 10 years after the date of grant.

(7)
Option to purchase 134,979 shares of our common stock at an exercise price of $0.46 per share granted on January 3, 2007 under the 2003 Stock Incentive Plan, which option became fully vested upon the Merger and expires 10 years after the date of grant.

Employment Agreements

Alnoor Shivji

We have entered into an employment agreement with Alnoor Shivji to serve as our Chairman and Chief Executive Officer, for renewable one year terms. Pursuant to this employment agreement, Mr. Shivji is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Shivji is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Shivji an option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Shivji’s employment without cause or if Mr. Shivji resigns for good reason, we will pay Mr. Shivji his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Shivji from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Shivji receives severance payments from us. On January 16, 2009, Mr. Shivji agreed in a letter agreement with the Company to reduce his base salary by 15% from $262,500 to $223,000.  The letter agreement confirms the prior salary reduction that was voluntarily agreed to by this officer effective as of November 1, 2008.  The letter agreement provides that the base salary will return to its prior level in the event that the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 20, 2009 (excluding any gross proceeds received in connection with any financings completed by the Company’s Malaysian subsidiary), or the Company raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing. The compensation committee of the Company’s board of directors approved of the foregoing salary reduction as set forth in the letter agreement.

Amjad Huda

We have entered into an employment agreement with Amjad Huda to serve as our Chief Financial Officer and Treasurer, for renewable one year terms. Pursuant to this employment agreement, Mr. Huda is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Huda is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Huda an option to purchase 166,667 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Huda’s employment without cause or if Mr. Huda resigns for good reason, we will pay Mr. Huda his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Huda for employment related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Huda from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Huda receives severance payments from us. On January 16, 2009, Mr. Huda agreed in a letter agreement with the Company to reduce his base salary by 15% from $262,500 to $223,000.  The letter agreement confirms the prior salary reduction that was voluntarily agreed to by this officer effective as of November 1, 2008.  The letter agreement provides that the base salary will return to its prior level in the event that the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 20, 2009 (excluding any gross proceeds received in connection with any financings completed by the Company’s Malaysian subsidiary), or the Company raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing. The compensation committee of the Company’s board of directors approved of the foregoing salary reduction as set forth in the letter agreement.

Victor Joseph

We have entered into an employment agreement with Victor Joseph to serve as our Chief Technical Officer and Secretary, for renewable one year terms. Pursuant to this employment agreement, Mr. Joseph is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Joseph is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Joseph an option to purchase 166,667 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Joseph’s employment without cause or if Mr. Joseph resigns for good reason, we will pay Mr. Joseph his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Joseph for employment related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Joseph from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Joseph receives severance payments from us. On January 16, 2009, Mr. Joseph agreed in a letter agreement with the Company to reduce his base salary by 15% from $262,500 to $223,000.  The letter agreement confirms the prior salary reduction that was voluntarily agreed to by this officer effective as of November 1, 2008.  The letter agreement provides that the base salary will return to its prior level in the event that the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 20, 2009 (excluding any gross proceeds received in connection with any financings completed by the Company’s Malaysian subsidiary), or the Company raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing. The compensation committee of the Company’s board of directors approved of the foregoing salary reduction as set forth in the letter agreement.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2008.

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Makoto Kaneshiro	$—	$—	$22,226	(1)	$—	$—	$—	$22,226
Dr. R. Dean Hautamaki	$—	$—	$47,657	(1)	$—	$—	$—	$47,657
Joel Kanter	$—	$—	$22,226	(1)	$—	$—	$—	$22,226
Nadine C. Smith	$—	$—	$4,710	(1)	$—	$—	$—	$4,710

(1)
The amounts shown in column (d) represent the compensation costs of stock options for financial reporting purposes for fiscal year 2008 under FAS No. 123R, rather than an amount paid to or realized by the director. The FAS No. 123R value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.

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

Each Initial Grant and each Subsequent Grant shall provide that in the event of a change in control of the Company, such option shall automatically become fully vested and no longer subject to forfeiture immediately prior to the specified effective date of such change in control. The exercise price for all Initial Grants and Subsequent Grants shall be the fair market value of the Company’s Common Stock in accordance with the terms of the Company’s stock incentive plan.

Consideration and Determination of Executive and Director Compensation

Because compensation decisions for executive officers are made by our entire Board of Directors, several employees, including our senior executives and our Chief Executive Officer and President, Alnoor Shivji, participate in the determination of compensation policy. As members of the Board of Directors, these executive officers make recommendations and participate in the voting with respect to the compensation of executive officers.

Stock Incentive Plans

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

 On June 5, 2008, the Company's stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company's development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company's Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2008:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,686,700	$1.45	734,500
Equity compensation plans not approved by security holders	—	—	—
Total	3,686,700	$1.45	734,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., Bayside Technology Center, 46531 Fremont Blvd., Fremont, CA 94538. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 29, 2009, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned(1)
The Shivji Family Trust dated June 12, 2000	1,903,174	(2)	7.60%
CSK-VC Life Science Investment Fund LP	1,690,610	(3)	6.79%
Directors and Executive Officers:
Alnoor Shivji	3,528,480	(4)	13.86%
Victor Joseph	1,049,922	(5)	4.18%
Amjad Huda	1,049,922	(5)	4.18%
Nadine C. Smith	1,042,488	(6)	4.16%
Raymond Dean Hautamaki	283,258	(7)	1.13%
Makoto Kaneshiro	155,336	(8)	*
Joel Kanter	152,500	(9)	*
Mona Chadha	58,472	(10)	*
Directors and Executive Officers as a Group (9 persons)	7,320,378		28.97%

*	Less than 1%

(1)	Based on 24,830,932 shares of our common stock issued and outstanding as of April 29, 2009.

(2)
Includes 194,444 shares of common stock issuable upon the exercise of currently exercisable warrants. Excludes 54,821 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which The Shivji Family Trust dated June 12, 2000 does not currently have voting or dispositive power. Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Trust. Its address is 692 Hillcrest Terrace, Fremont, CA 94539. See also footnote (4) in this section.

(3)
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

(4)
Includes (i) 329,258 shares of common stock issuable upon the exercise of currently exercisable warrants, (ii) 105,209 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iii) 1,708,730 shares of common stock held by The Shivji Trust and (iv) 194,444 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Trust. Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Trust. Mr. Shivji disclaims beneficial ownership of the securities held by The Shivji Trust, except to the extent he has a pecuniary interest therein. Excludes an aggregate of 410,726 shares of common stock that are being held in escrow for two years in connection with the Merger. Also excludes 134,979 restricted options, and over which Mr. Shivji currently has voting but not dispositive power pursuant to an escrow agreement among WGBS, Mr. Shivji and Gottbetter & Partners, LLP, as escrow agent. Mr. Shivji disclaims beneficial ownership of the shares held in escrow, except to the extent he has a pecuniary interest therein. Excludes options to purchase 236,457 shares of common stock that are not exercisable within 60 days.

(5)
Includes 229,251 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes (i) options to purchase 167,395 shares of common stock that are not exercisable within 60 days and (ii) 43,193 shares of common stock that are being held in escrow for two years in connection with the Merger, and over which the stockholder does not currently have voting or dispositive power.

(6)
Includes 193,888 shares of common stock issuable upon the exercise of currently exercisable warrants, 30,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes (i) options to purchase 10,000 shares of common stock that are not exercisable within 60 days.

(7)
Consists of (i) 170,625 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (ii) 90,633 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”) and (iii) 16,000 shares and 6,000 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack and Mr. Hautamaki. Mr. Hautamaki has voting and dispositive power over the securities held by Cojack. Excludes options to purchase 164,375 shares of common stock that are not exercisable within 60 days.

(8)
Consists of 155,336 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 18,446 shares of common stock that are not exercisable within 60 days.

(9)
Includes (i) 55,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Consists of (ii) 75,000 shares of common stock held by the Kanter Family Foundation and (iii) 22,500 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation. Joel Kanter and his brother, Joshua Kanter, have voting and dispositive power over all of the securities held by the Kanter Family Foundation. Mr. Kanter disclaims beneficial ownership of the securities held by the Kanter Family Foundation, except to the extent he has a pecuniary interest therein.

(10)
Consists of 58,472 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 346,717 shares of common stock that are not exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Merger

On May 31, 2007, we entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with WaferGen Acquisition Corp., a wholly owned Delaware subsidiary of the Company, and WaferGen, Inc., a Delaware corporation. On that date, WaferGen Acquisition Corp. merged with and into WaferGen, Inc. with WaferGen, Inc. remaining as the surviving corporation and our wholly-owned subsidiary.

At the closing of the Merger, each share of WaferGen, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.53991522 shares of the Company’s common stock, and each option and warrant to purchase WaferGen, Inc.’s common stock was converted on the same basis into, respectively, an option or, in the case of consenting warrant holders, warrants to purchase the Company’s common stock. An aggregate of 8,214,523 shares of the Company’s common stock was issued to the holders of WaferGen, Inc.’s common stock, and an aggregate of 670,035 and 115,442 shares of the Company’s common stock was reserved for issuance under such the Company options and warrants, respectively.
Immediately following the closing of the Merger, under the terms of a split-off agreement, we transferred all of our pre-Merger operating assets and liabilities to our wholly-owned subsidiary, La Burbuja Leaseco, Inc. a Nevada corporation, and transferred all of its outstanding capital stock to our then-majority stockholder in exchange for cancellation of shares of our common stock held by that stockholder.

As a result of the Merger and the split-off, there was a change of control of WaferGen, Inc. and we succeeded to the business of WaferGen, Inc. as our sole line of business.

In accordance with the Merger Agreement, 5% of the shares of common stock issuable to the former stockholders of WaferGen in the Merger are being held in escrow for two years, pursuant to the terms of an Escrow Agreement among us, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent, in order to secure certain indemnification obligations under the Merger Agreement. The Escrow Agreement provides that Mr. Shivji has the right to direct the Escrow Agent in writing as to the exercise of any voting rights pertaining to the escrow shares.

Private Placement of Securities

On May 19, 2008, we sold in a private placement 1,585,550 units consisting of an aggregate of 1,585,550 shares of our common stock and five-year warrants to purchase an aggregate of up to 634,220 shares of our common stock with an exercise price of $3.00 per share. Under certain circumstances, the Warrants will be exercisable using cashless exercise. The purchase price for the units was $2.25 per unit, or $3,567,487 in the aggregate.

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

Compensation Arrangements

See Item 11, “Executive Compensation,”  above for information about employment agreements and other compensation arrangements between the Company and its executive officers and directors.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the Board of Directors be independent. However, in evaluating the independence of its members and the composition of the committees of the Board of Directors, the Board utilizes the definition of “independence” as that term is defined by SEC rules.

Our Board of Directors believes that Messrs. Kaneshiro, Kanter, Dr. Hautamaki, and Smith qualify as “independent” directors, as that term is defined by SEC rules.

Item 14.	Principal Accountant Fees and Services

 Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP for services performed during the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Audit fees	$98,194	$162,068
Audit related fees	39,271	54,110
Tax fees	24,586	15,711
All other fees	—	—
Total Fees	$162,051	$231,889

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

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all services to be provided by Rowbotham & Company LLP.

PART IV

Item 15.                                Exhibits, Financial Statement Schedules

See Form 10-K, as originally filed.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A.

In reviewing the agreements included as exhibits to this Form 10-K/A, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

10.8(5)†	Second Amendment, dated March 30, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.9(5)†	7% Promissory Note, dated March 30, 2007, in the aggregate principal amount of $250,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.10(5)†	Warrant, made as of March 30, 2007, to purchase up to 82,237 shares of WBSI’s Series B Preferred Stock, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.11(5)†	Form of Allonge to Promissory Notes, dated as of March 31, 2007
10.12(5)†	Third Amendment, dated May 14, 2007, to Note and Warrant Purchase Agreement, dated January 30, 2007
10.13(5)†	7% Promissory Note, dated May 14 , 2007, in the aggregate principal amount of $100,000, issued pursuant to the Note and Warrant Purchase Agreement, dated January 30, 2007, as amended
10.14(5)†	Form of Second Allonge to Promissory Notes, dated as of May 14, 2007
10.15	[Reserved]
10.16	[Reserved]
10.17(5)	Placement Agency Agreement dated April 12, 2007, between WaferGen, Inc. and Rodman & Renshaw, LLC
10.18(5)	Form of Lockup Agreement
10.19(5)	Form of Subscription Agreement
10.20(5)	Form of Registration Rights Agreement
10.21(5)	Form of Warrants issued to investors in a private placement, the initial closing of which was held on May 31, 2007
10.22(5)	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007
10.23(5)	Escrow Agreement, dated as of May 31, 2007, by and among WBSI, Alnoor Shivji and Gottbetter & Partners, LLP, as Escrow Agent
10.24(5)	Split-Off Agreement, dated as of May 31, 2007, by and among WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O
10.25(5)	General Release Agreement, dated as of May 31, 2007, by and among WBSI, WaferGen, Inc., La Burbuja Leaseco, Inc. and Maria Maribel Jaramillo de La O
10.26(5)†	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji
10.27(5)†	Employment Agreement dated May 31, 2007, between WBSI and Amjad Huda

10.28(5)†	Employment Agreement dated May 31, 2007, between WBSI and Victor Joseph
10.29(6)	Mutual Separation Agreement, dated February 26, 2008, between the Company and Terry Osborn
10.30(6)	Code of Business Conduct and Ethics
10.31(7)	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto
10.32(8)	Form of Common Stock Purchase Warrant
10.33(9)†	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan
10.34	[Reserved]
10.35*†	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan
10.36(10)	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among Holders defined therein and WaferGen Biosystems (M) Sdn. Bhd.
10.37(11)	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd., and WaferGen Biosystems (M) Sdn. Bhd.
10.38(12)	Put Agreement dated May 28, 2008, by and among Alnoor Shivji, WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd., and WaferGen Biosystems (M) Sdn. Bhd.
10.39*†	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji
10.40*†	Letter Agreement dated January 16, 2009, by and between WBSI and Amjad Huda
10.41*†	Letter Agreement dated January 16, 2009, by and between WBSI and Victor Joseph
10.42*	Form of WBSI Distribution Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
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

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on August 9, 2006.
(3)	Incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Commission February 1, 2007.

(4)	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed with the Commission on January 16, 2008

(5)	Incorporated herein by reference to identically numbered Exhibit to the Company’s current Report on Form 8-K filed with the Commission on June 5, 2007

(6)	Incorporated herein by reference to the identically numbered Exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2008.

(7)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008.

(8)	Incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008.

(9)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008.

(10)	Incorporated herein by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q field with the Commission on November 14, 2008.

(11)	Incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.

(12)	Incorporated herein by reference as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2008.

*	Filed/furnished with the Original Report.

**	Filed/furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ Alnoor Shivji
Date: April 30, 2009		Alnoor Shivji
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer