Form 10-Q
period 2009-05-07
WaferGen Bio-systems, Inc.
filed 2009-05-12
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-136424

WaferGen Bio-systems, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	90-0416683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Bayside Technology Center 46531 Fremont Blvd. Fremont, CA 94538
(Address of principal executive offices) (Zip code)

(510) 651-4450
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The Registrant had 24,830,932 shares of common stock outstanding as of May 12, 2009.

Table of Contents

PART I FINANCIAL INFORMATION

 Item 1.                       Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$1,064,492	$2,597,413
Accounts receivables	17,696	40,757
Inventories	219,301	227,272
Prepaid expenses and other current assets	87,015	135,629

Total current assets	1,388,504	3,001,071

Property and equipment, net	841,375	795,339
Other assets	15,490	15,690

Total assets	$2,245,369	$3,812,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$959,080	$904,094
Accrued rent	24,794	31,671
Accrued payroll	161,604	160,242
Accrued vacation	191,885	181,377
Accrued other expenses	189,217	72,012
Current portion of capital lease obligations	50,007	55,934

Total current liabilities	1,576,587	1,405,330

Capital lease obligations, net of current portion	18,270	24,928

Redeemable convertible preference shares in subsidiary	2,012,916	1,977,916

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,830,932 shares
issued and outstanding at March 31, 2009 and December 31, 2008	24,831	24,831
Additional paid-in capital	20,500,992	20,397,789
Accumulated deficit	(21,845,060)	(20,032,260)
Accumulated other comprehensive income (loss)	(43,167)	13,566

Total stockholders’ equity (deficit)	(1,362,404)	403,926

Total liabilities and stockholders’ equity (deficit)	$2,245,369	$3,812,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period From October 22, 2002 (Inception) to
	2009	2008	March 31, 2009

Revenue	$41,838	$181,640	$957,972
Cost of revenue	15,832	75,017	357,731

Gross margin	26,006	106,623	600,241
Operating expenses:
Sales and marketing	135,848	385,174	2,316,862
Research and development	959,888	952,441	11,656,278
General and administrative	732,166	689,043	8,122,320
Total operating expenses	1,827,902	2,026,658	22,095,460

Operating loss	(1,801,896)	(1,920,035)	(21,495,219)
Other income and (expenses):
Interest income	3,072	31,717	248,437
Interest expense	(2,832)	(3,973)	(314,716)
Miscellaneous income (expense)	23,856	—	(54,648)

Total other income and (expenses)	24,096	27,744	(120,927)

Net loss before provision for income taxes	(1,777,800)	(1,892,291)	(21,616,146)
Provision for income taxes	—	—	—

Net loss	(1,777,800)	(1,892,291)	(21,616,146)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	(35,000)	—	(72,916)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(1,812,800)	$(1,892,291)	$(21,845,060)

Net loss per share - basic and diluted	$(0.07)	$(0.08)

Shares used to compute net loss per share - basic and diluted	24,830,932	23,217,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

[
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

[

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

[
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

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

[

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

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

[
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Issuance of Common Stock in May 2008 for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(37,916)	—	(37,916)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Balances as of December 31, 2008	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Total comprehensive income (loss)						$(8,041,437)	$13,566	$(8,027,871)

[

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Stock-based compensation	—	—	—	—	103,203	—	—	103,203

Net loss	—	—	—	—	—	(1,777,800)	—	(1,777,800)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(35,000)	—	(35,000)

Translation adjustment	—	—	—	—	—	—	(56,733)	(56,733)

Balances as of March 31, 2009	—	$—	24,830,932	$24,831	$20,500,992	$(21,845,060)	$(43,167)	$(1,362,404)

Total comprehensive income (loss)						$(1,777,800)	$(56,733)	$(1,834,533)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Period From October 22, 2002 (Inception) to
	2009	2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(1,777,800)	$(1,892,291)	$(21,616,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,125	50,472	510,673
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	103,203	122,935	1,792,734
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	23,061	(88,966)	(17,696)
Inventories	(4,892)	(45,241)	(232,164)
Prepaid expenses and other current assets	48,493	28,031	(87,200)
Other assets	—	(10,008)	(15,795)
Accounts payable	57,319	60,594	962,764
Accrued rent	(6,137)	6,142	25,932
Accrued payroll	1,362	12,060	161,604
Accrued vacation	10,728	14,026	192,217
Accrued other expenses	119,010	60,223	191,969

Net cash used in operating activities	(1,335,528)	(1,682,023)	(17,802,566)

Cash flows from investing activities:
Purchase of property and equipment	(131,240)	(246,063)	(1,107,265)

Net cash used in investing activities	(131,240)	(246,063)	(1,107,265)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(12,585)	(55,575)	(177,149)
Proceeds from issuance of notes payable	—	—	3,665,991
Net Proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	—	—	1,940,000
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	—	—	13,404,991

Net cash provided by (used in) financing activities	(12,585)	(55,575)	20,011,400

Effect of exchange rates on cash	(53,568)	—	(37,077)

Net increase (decrease) in cash and cash equivalents	(1,532,921)	(1,983,661)	1,064,492

Cash and cash equivalents at beginning of the period	2,597,413	5,189,858	—

Cash and cash equivalents at end of the period	$1,064,492	$3,206,197	$1,064,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

General - Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002.

Scuttlebutt Yachts, Inc. was incorporated in the state of Nevada on August 4, 2005. On June 20, 2006, its name was changed to La Burbuja Café, Inc. On January 1, 2007, its name was changed to WaferGen Bio-systems, Inc.

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

A summary of the common stock outstanding of WaferGen Bio-systems, Inc. subsequent to the above was as follows:

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

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystem (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals.  The Company owns 100% of the common stock and none of the preferred stock of this entity.  See NOTE 6 below.

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

Management’s Plan - The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.	Summary of Significant Accounting Policies

Basis of Presentation - The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2008 included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation - The condensed consolidated financial statements include the account of WaferGen Bio-systems, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates - Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes could differ from these estimates and assumptions.

Foreign Currencies - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each reporting period. Remeasurement adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation. Accounts in Malaysia are also guaranteed by the Malaysian government. The Company’s total deposits at commercial banks usually exceed the balances insured.

The Company generally requires no collateral from its customers.

At March 31, 2009, two customers accounted for 60% and 23%, respectively, of accounts receivable. At December 31, 2008, two customers accounted for 90% and 10%, respectively, of accounts receivable.

For three months ended March 31, 2009, two customers accounted for 68% and 25%, respectively, of total revenues. For three months ended March 31, 2008, five customers accounted for 31%, 18%, 16%, 15% and 15%, respectively, of total revenues.

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

The fair value of each option grant has been estimated using the following assumptions for the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Weighted-average grant date fair value	$0.36	$0.50

Risk free interest rate	1.55%	3.03%

Expected lives	4.75 Years	5 Years

Expected volatility	40.04%-41.49%	18.91%

Dividend yields	0%	0%

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

Expected volatility - This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate.  Since the Company’s stock has not been trade for as long as the expected term of the options, the Company uses a weighted average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected life of the Company’s own options on the grant date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility life will increase the fair value and the related compensation expense.

Dividend yields - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yields will decrease the fair value and the related compensation expense.

Forfeiture rates - This is a measure of the amount of awards that are expected to not vest. An increase in the estimated forfeiture rates will decrease the related compensation expense.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

 Net Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by or forfeiture to the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of common stock issuable upon the exercise or conversion of stock options and warrants. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Shares issuable upon exercise of common stock options	522,955	751,692

Shares issuable upon exercise of common stock warrants	—	29,772

Shares issuable upon conversion of RCPS	888,888	—

Total common share equivalents excluded from denominator for diluted EPS computation	1,411,843	781,464

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 115-2/124-2 will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 157-4 will not have a material impact on our consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial condition or results of operations.

We adopted FAS No. 141(R) on January 1, 2009, the first day of our 2009 fiscal year. FAS No. 141(R) significantly changed the accounting for business combinations. Under FAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the beginning of our 2009 fiscal year. The adoption of FAS No. 141(R) did not have a material impact on our financial statements.

We partially adopted FAS No. 157 on January 1, 2008, the first day of our 2008 fiscal year. FSP FAS No. 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” (“FSP FAS No. 157-2”), amended FAS No. 157 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP FAS No. 157-2, we adopted the provisions of FAS No. 157 to non-financial assets and non-financial liabilities on January 1, 2009, the first day of our 2009 fiscal year. This adoption did not have a material impact on our financial statements.

We adopted FAS No. 160 on January 1, 2009, the first day of our 2009 fiscal year. FAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. FAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. FAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of FAS No. 160 did not have a material impact on our financial statements.

We adopted FAS No. 161 on January 1, 2009, the first day of our 2009 fiscal year. FAS No. 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FAS No. 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. The adoption of FAS No. 161 did not have a material impact on our financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.	Inventories

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Finished goods	$219,301	$227,272

Inventories	$219,301	$227,272

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Equipment	$1,150,979	$1,014,212
Tools & molds	72,437	72,437
Leasehold improvements	62,419	63,163
Furniture and fixtures	41,324	42,206

Total property and equipment	1,327,159	1,192,018

Less accumulated depreciation and amortization	(485,784)	(396,679)

Property and equipment, net	$841,375	$795,339

Depreciation and amortization expense totaled $90,125 and $50,472 for the three months ended March 31, 2009 and 2008, respectively, and $510,673 for the period from inception to March 31, 2009.

Equipment includes the following amounts under leases:

	March 31, 2009	December 31, 2008

Cost	$178,712	$178,712
Accumulated depreciation	(78,532)	(63,639)

Total	$100,180	$115,073

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases equipment under two capital leases that expire in January 2010 and August 2011.  The balance outstanding on a third lease was repaid in August 2008. Aggregate future obligations under the capital leases in effect as of March 31, 2009 are as follows:

Capital Leases

Year ending March 31,
2010	$54,082
2011	13,675
2012	5,698

Total minimum lease obligations	73,455

Less amounts representing interest	(5,178)

Present value of future minimum lease payments	68,277
Less current portion of capital lease obligation	(50,007)

Capital lease obligation, less current portion	$18,270

Interest expense related to capital leases totaled $2,202 and $3,973 for the three months ended March 31, 2009 and 2008, respectively, and $20,066 for the period from inception to March 31, 2009.

NOTE 6.	Redeemable Convertible Preference Shares in Subsidiary

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), received $1,000,000, less 3% issuance costs, in exchange for the issuance of redeemable convertible preference shares (“RCPS”) of WGBM in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia. WGBM sold 444,444 RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share.  A second closing occurred on November 27, 2008, and proceeds of $1,000,000, less 3% issuance costs, from the sale of an additional 444,444 shares of RCPS were received.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance in RCPS comprises the following at March 31, 2009 and December 31, 2008:

		March 31, 2009	December 31, 2008

Proceeds from issuance of RCPS		$2,000,000	$2,000,000
Issuance costs		(60,000)	(60,000)
Accretion of issuance costs		10,416	5,416
Accretion of redemption premium		62,500	32,500

	Total RCPS	$2,012,916	$1,977,916

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01.  There were 888,888 RCPS issued and outstanding as at March 31, 2009 and December 31, 2008.

NOTE 7.	Stock Options and Warrants

In 2003, the Company’s Board of Directors adopted a 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. In November 2006, the Company increased the aggregate number of shares of Common Stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase. The 2003 Plan was frozen when the 2007 Plan was adopted, resulting in no further options available for grant.

In January, 2007 WaferGen Bio-systems, Inc’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan was to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan was administered by the Company’s Board of Directors. The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions in the fifteen months ended March 31, 2009 is as follows:

	Stock Options
	Actual Options	Equivalent Number of	Equivalent Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at January 1, 2008	390,500	2,268,736	$1.3469
2008 Plan	2,000,000	—	—
2007 Plan frozen	(10,500)	—	—
Granted	(1,807,000)	1,807,000	1.6704
Exercised	—	(27,536)	0.1482
Forfeited	161,500	(310,458)	2.0023
Cancelled	—	(51,042)	1.9751

Balance at December 31, 2008	734,500	3,686,700	1.4505
Granted	(441,000)	441,000	1.3787
Forfeited	15,000	(15,000)	1.0000
Cancelled	—	(37,500)	2.2000

Balance at March 31, 2009	308,500	4,075,200	$1.4375

The table above reflects corrections to the actual options available for grant from those recorded in our Form 10-K for the year ended December 31, 2008, as this did not reflect the freezing of the 2007 Plan on adoption of the 2008 Plan.

The weighted average fair value of awards granted in the three months ended March 31, 2009 and 2008 was $0.36 and $0.50, respectively. The fair value of shares vested in the three months ended March 31, 2009 and 2008, was $82,827 and $135,128, respectively.

As at March 31, 2009, the aggregate intrinsic value of options outstanding was $512,491, and of options exercisable was $423,117.  Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of March 31, 2009:

			Options Outstanding			Options Exercisable
			Number	Weighted		Number	Weighted
			Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of			as of	Remaining	Average	as of	Remaining	Average
Exercise			March	Contractual	Exercise	March	Contractual	Exercise
Prices			31, 2009	Life (in Years)	Price	31, 2009	Life (in Years)	Price

$0.0002	-	$0.0185	202,466	5.07	$0.0061	195,718	5.03	$0.0056
$0.1482	-	$0.4630	429,234	7.61	0.3561	372,826	7.65	0.3821
$0.6000	-	$1.0000	408,500	6.62	0.8776	30,000	6.66	0.6667
$1.1000	-	$1.6500	1,695,500	7.48	1.3937	398,337	8.22	1.5087
$1.9500	-	$3.0000	1,339,500	7.93	2.2265	708,501	7.50	2.3767
			4,075,200	7.44	$1.4375	1,705,382	7.40	$1.4357

There were no options exercised during the three months ended March 31, 2009 or 2008.

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

The amounts expensed for stock-based compensation totaled $103,203 and $122,935 for the three months ended March 31, 2009 and 2008, respectively, and $1,792,734 for the period from inception to March 31, 2009.

At March 31, 2009, the total stock-based compensation cost not yet recognized was $859,476. This cost is expected to be recognized over an estimated weighted average amortization period of 2.73 years.  No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding Common Stock Warrants as of March 31, 2009 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	115,442	$1.41	Jan., Feb., and March 2012
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	634,220	$3.00	May 2013

Total	3,666,121

NOTE 8.	Cash Flow Information

Cash paid during the three months ended March 31, 2009 and 2008 and the period from inception to March 31, 2009 is as follows:

			Period From October 22,
	Three Months Ended March 31,		2002 (Inception) to
	2009	2008	March 31, 2009

Interest	$2,484	$3,973	$35,821

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 and the period from inception to March 31, 2009 is as follows:

			Period From October 22,
	Three Months Ended March 31,		2002 (Inception) to
	2009	2008	March 31, 2009

Accretions on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable convertible Preference Shares	$35,000	$—	$72,916

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$51,446	$51,446

Property and equipment acquired with capital leases	$—	$131,550	$256,326

Inventory capitalized	$12,863	$—	$12,863

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Fair Value of Financial Instruments

FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) established a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4 (see Note 2).

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,064,492	$—	$—	$1,064,492

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Contingencies

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company. The damages sought are unspecified. Discovery is in process. A conference is scheduled for June 23, 2009, at which time a trial will likely be scheduled.

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

   The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, filed with the Security and Exchange Commission (the “Form 10-K”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our audited consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

   Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

   Since inception, WaferGen has incurred substantial operating losses. As of March 31, 2009, WaferGen’s accumulated deficit was $21,845,060 and the total stockholders’ deficiency was $1,362,404. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

   The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively:

	Three Months ended March 31,
	2009	2008

Revenue	$41,838	$181,640

Cost of revenue	15,832	75,017

Gross margin	26,006	106,623

Operating expenses:
Sales and marketing	135,848	385,174
Research and development	959,888	952,441
General and administrative	732,166	689,043

Total operating expenses	1,827,902	2,026,658

Operating loss	(1,801,896)	(1,920,035)

Other income and (expenses):
Interest income	3,072	31,717
Interest expense	(2,832)	(3,973)
Miscellaneous income	23,856	—

Total other income	24,096	27,744

Net loss before provision for income taxes	(1,777,800)	(1,892,291)

Provision for income taxes	—	—

Net loss	$(1,777,800)	$(1,892,291)

 Revenue

The following table presents our revenue for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$41,838	$181,640	(76.97	) %

For the three months ended March 31, 2009, revenue decreased by $139,802, or 76.97%, as compared to the three months ended March 31, 2008. The decrease resulted primarily from generally poor economic conditions and reductions in government funding causing potential customers to defer their planned expenditures.

Cost of revenue

The following table presents the cost of revenue for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$15,832	$75,017	(78.90	) %

Cost of sales includes the cost of products paid to third party vendors.

For the three months ended March 31, 2009, cost of revenue decreased by $59,185, or 78.90%, as compared to the three months ended March 31, 2008.  The decrease related primarily to the decrease in revenues, as the costs for our products remained substantially unchanged.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$135,848	$385,174	(64.73	) %

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team and cost associated with various marketing programs.

 For the three months ended March 31, 2009, sales and marketing expenses decreased by $249,326, or 64.73%, as compared to the three months ended March 31, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and reductions in sales commissions and in promotion and advertising costs. We expect selling expenses to remain at these relatively lower levels as we increase the percentage of sales to distributors.

 Research and Development

    The following table presents the research and development expense for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$959,888	$952,441	0.78%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2009, research and development expenses increased $7,447, or 0.78%, as compared to the three months ended March 31, 2008. The increase resulted primarily from an increase in activity related to development of the SmartChip™ System, including expenses incurred by our Malaysian subsidiary, offset by a reduction in activity related to SmartSlide™ System. We believe a substantial investment in research and development is essential to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to increase as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$732,166	$689,043	6.26%

WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2009, general and administrative expenses increased $43,123, or 6.26%, as compared to the three months ended March 31, 2008. The increase was mostly due to higher legal and professional fees. We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$3,072	$31,717	(90.31	) %

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2009, interest income decreased $28,645, or 90.31%, as compared to the three months ended March 31, 2008. This decrease was due to a reduction in the average cash invested in interest-bearing accounts and in the interest rates afforded.

 Interest Expense

The following table presents the interest expense for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$2,832	$3,973	(28.72	) %

The interest expense for both periods was mostly incurred due to our capital lease obligations.

For the three months ended March 31, 2009, interest expense decreased $1,141, or 28.72%, as compared to the three months ended March 31, 2008. The decrease was mostly due to a reduction in the balances outstanding on our capital leases.

 Miscellaneous Income

The following table presents the miscellaneous income for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2009	2008	% Change

$23,856	$-	N/A	%

Miscellaneous income in 2009 was the result of net foreign currency exchange gains in our Malaysian subsidiary.

 Headcount

Our consolidated headcount as of May 12, 2009 comprised 32 regular employees, compared to 31 regular employees as of December 31, 2008.

 Liquidity and Capital Resources

From inception through March 31, 2009, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $13,404,991, net of offering costs, from the sale of common stock and warrants, and $1,940,000, net of offering costs, from the sale of redeemable convertible preferred stock in its Malaysian subsidiary. As of March 31, 2009, we had $1,064,492 in cash and cash equivalents, and negative working capital of $188,083, with no additional capital resources presently available.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the three months ended March 31, 2009 and 2008 in the amounts of $1,335,528 and $1,682,023, respectively.  The cash used in operating activities in the three months ended March 31, 2009 was due to cash used to fund a net operating loss of $1,777,800, adjusted for non-cash expenses related to depreciation and amortization and stock-based compensation of $193,328, as off-set by cash provided from a change in working capital of $248,944.  The decrease in cash used in the three months ended March 31, 2009 compared to 2008 was driven primarily by the reduction in the net operating loss.

Net Cash Used in Investing Activities

The Company used $131,240 (net of inventory capitalized) in the three months ended March 31, 2009, and $246,063 (net of a deposit of $51,446 made in 2007 applied to a 2008 purchase) in the three months ended March 31, 2008, to acquire property and equipment.

 Net Cash Provided by Financing Activities

Cash used in financing activities in the three months ended March 31, 2009 was $12,585 related to repayments on capital leases for equipment used to expand and upgrade our laboratory to accommodate our research and development activities the SmartChip™ products.  The reduction from the payments of $55,575 in the three months ended March 31, 2008 was due to the early repayment of one lease in August 2008, when the equipment was shipped to Malaysia.

Availability of Additional Funds

The Company expects to raise a further $1,470,000, net of issuance costs, from the sale of 666,666 redeemable convertible preference shares (RCPS) in our Malaysian subsidiary. On April 3, 2009, WGBM, entered into a subscription agreement with Prima Mahawangsa Sdn. Bhd. (“PMSB”), and Expedient Equity Ventures Sdn. Bhd. (“EEV”), both venture capital and development firms in Malaysia, pursuant to which WGBM has agreed to sell 666,666 shares of Series B redeemable convertible preference shares (“RCPS”) to the investors (444,444 to PMSB and 222,222 to EEV) in a private placement at a price of US$2.25 per share.  The terms are similar to those of the RCPS previously issued by WGBM to MTDC (see NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1, for further information), except that the option to put to the Company their ordinary shares received on conversion of RCPS at any time during the year 2011 if the share price is below $2.25 for cash redemption (or shares in WaferGen Bio-systems, Inc. of equivalent value) is for the amount invested in USD plus a premium of 8%, not 6%. The closing of this private placement is expected to occur by the end of May 2009.  The closing is subject to certain conditions and there can be no assurance that the closing will occur in a timely manner, if at all.  Funds raised are restricted in use, such that 60% of the total investment raised through the issuance of the Series A and Series B RCPS will be utilized for the operations of the Company in Malaysia.

We expect that the net proceeds from the sale of RCPS in May 2009 will fund our operations through June 2009.  We expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s operations thereafter.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to fund the commercialization and manufacture of our SmartChip™ products which is currently foreseen by management. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of redeemable convertible preference shares in our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of WaferGen, Inc. and WaferGen Biosystems (M) Sdn Bhd., a Malaysia subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $8,324,000 at December 31, 2008. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Stock-Based Compensation.

We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model. Amounts expensed were $103,203 and $122,935, net of estimated annual forfeitures of 5% and zero, respectively, for the three months ended March 31, 2009 and 2008, respectively.

The fair value of each option grant has been estimated using the following assumptions for the three months ended March 31:

	March 31, 2009	March 31, 2008

Weighted-average grant date fair value	$0.36	$0.50

Risk free interest rate	1.55%	3.03%

Expected lives	4.75 Years	5 Years

Expected volatility	40.04%-41.49%	18.91%

Dividend yields	0%	0%

Recent Accounting Pronouncements

        See the “Recent Accounting Pronouncements” in NOTE 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

 Item 4.                      Controls and Procedures

Management's Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in Item 9A(T) in our Annual Report on Form 10K for the year ended December 31, 2008, which continued to exist at March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

  There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company. The damages sought are unspecified. Discovery is in process. A conference is scheduled for June 23, 2009, at which time a trial will likely be scheduled.

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

Item 1A.                      Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10K for the year ended December 31, 2008.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides certain information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of the Company’s common stock in the first quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (Jan. 1- Jan. 31, 2009)	43,869	$1.12	43,869	188,631
Month #2 (Feb. 1- Feb. 28, 2009)	44,534	$1.20	44,534	144,097
Month #3 (Mar. 1- Mar. 31, 2009)	10,337	$1.23	10,337	—
Total	98,740	$1.17	98,740	—

 (1) The Company did not purchase any shares of its common stock during the first quarter of 2009.

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

On December 15, 2008, Mr. Shivji amended his Rule 10b5-1 Plan, and two other Directors, Nadine Smith and Dr. Dean Hautamaki, entered into new Rule 10b5-1 Plans.  As amended, Mr. Shivji’s plan called for The Shivji Family Trust to purchase up to 10,000 shares per week at the prevailing market price (subject to a maximum price of $2.25 per share) through March 18, 2009.  Ms. Smith’s plan called for her to purchase up to 10,000 shares per week at the prevailing market price (subject to a limit of $2.25 per share) through March 6, 2009.  Dr. Hautamaki’s plan called for his affiliate, Cojack Investment Opportunities, LLC, to purchase up to 2,500 shares per week at the prevailing market price (subject to a limit of $2.25 per share and an aggregate limit of $20,000) through March 2, 2009.

As of March 31, 2009, The Shivji Family Trust had purchased a total of 60,513 shares, Ms. Smith had purchased a total of 38,120 shares and Cojack Investment Opportunities, LLC had purchased a total of 16,800 shares under their respective Rule 10b5-1 Plans.

Although the shares covered by these plans were purchased by or for the account of each of The Shivji Family Trust, Ms. Smith and Cojack Investment Opportunities, LLC and not by or for the account of the Company, each of them may be deemed to be an “affiliated purchaser” (as defined in Rule 10b-18).  The purchases under the plans were intended be carried out within the safe-harbor requirements of Rule 10b-18.  The volume limitations and other requirements under Rule 10b-18 limited the number of shares purchased by each of the purchasers in certain weeks.

(2) As of March 31, 2009. As of the date of this Report, no additional shares may be purchased under the Rule 10b5-1 Plans.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

 None.

Item 5.                      Other Information

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 6.                      Exhibits

Exhibit Number		Description

10.1
Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc.,WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures SdnBhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.2
Form of Put Agreement by and among WaferGen Bio-systems, Inc., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn Bhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.3
Form of Put Agreement by and among Alnoor Shivji, Primar Mahawangsa Sdn. Bhd. and Expedient EquityVentures Sdn. Bhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.4	*
Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.

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

32.2	*
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

* Filed/furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 12, 2009

By: /s/ Amjad Huda
Amjad Huda
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.4
Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc.,WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer