Form 10-Q
period 2009-08-10
WaferGen Bio-systems, Inc.
filed 2009-08-14
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

The Registrant had 28,217,505 shares of common stock outstanding as of August 13, 2009.

Table of Contents

PART I FINANCIAL INFORMATION

 Item 1.                       Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$3,224,436	$2,597,413
Accounts receivable	70,232	40,757
Inventories, net	120,126	227,272
Prepaid expenses and other current assets	169,017	135,629

Total current assets	3,583,811	3,001,071

Property and equipment, net	500,714	795,339
Other assets	15,631	15,690

Total assets	$4,100,156	$3,812,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$805,950	$904,094
Accrued rent	20,215	31,671
Accrued payroll	149,962	160,242
Current portion of accrued severance pay	545,881	—
Accrued vacation	118,760	181,377
Accrued other expenses	276,141	72,012
Current portion of capital lease obligations	42,077	55,934

Total current liabilities	1,958,986	1,405,330

Capital lease obligations, net of current portion	15,193	24,928
Accrued severance pay, net of current portion	69,799	—

Redeemable convertible preference shares in subsidiary	2,279,939	1,977,916

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 28,206,707 and 24,830,933 shares issued and
outstanding at June 30, 2009 and December 31, 2008	28,207	24,831
Additional paid-in capital	24,505,800	20,397,789
Accumulated deficit	(24,752,460)	(20,032,260)
Accumulated other comprehensive income (loss)	(5,308)	13,566

Total stockholders’ equity (deficit)	(223,761)	403,926

Total liabilities and stockholders’ equity (deficit)	$4,100,156	$3,812,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From October 22, 2002 (Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$68,918	$176,851	$110,756	$358,491	$1,026,890
Cost of revenue	123,932	57,048	139,764	132,065	481,663

Gross margin	(55,014)	119,803	(29,008)	226,426	545,227
Operating expenses:
Sales and marketing	180,338	295,506	316,186	680,680	2,497,200
Research and development	1,214,701	1,345,621	2,174,589	2,298,062	12,870,979
General and administrative	1,374,216	633,764	2,106,382	1,322,807	9,496,536
Total operating expenses	2,769,255	2,274,891	4,597,157	4,301,549	24,864,715

Operating loss	(2,824,269)	(2,155,088)	(4,626,165)	(4,075,123)	(24,319,488)
Other income and (expenses):
Interest income	1,384	18,064	4,456	49,781	249,821
Interest expense	(1,928)	(3,252)	(4,760)	(7,225)	(316,644)
Miscellaneous expense	(46,171)	(2,941)	(22,315)	(2,941)	(100,819)

Total other income and (expenses)	(46,715)	11,871	(22,619)	39,615	(167,642)

Net loss before provision for income taxes	(2,870,984)	(2,143,217)	(4,648,784)	(4,035,508)	(24,487,130)

Provision for income taxes	—	—	—	—	—

Net loss	(2,870,984)	(2,143,217)	(4,648,784)	(4,035,508)	(24,487,130)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	(36,416)	—	(71,416)	—	(109,332)
Accretion on Series B Preferred Stock	—	—	—	—	(155,998)

Net loss applicable to common stockholders	$(2,907,400)	$(2,143,217)	$(4,720,200)	$(4,035,508)	$(24,752,460)

Net loss per share - basic and diluted	$(0.11)	$(0.09)	$(0.19)	$(0.17)

Shares used to compute net loss per share - basic and diluted	25,396,752	23,965,978	25,115,405	23,591,912

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

[

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Issuance of Common Stock in May 2008 for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(37,916)	—	(37,916)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Balances as of December 31, 2008	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Total comprehensive income (loss)						$(8,041,437)	$13,566	$(8,027,871)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June, net of offering costs of $443,619	—	—	3,305,000	3,305	3,684,326	—	—	3,687,631

Issuance of warrants in June to a placement agent	—	—	—	—	76,538	—	—	76,538

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Stock-based compensation	—	—	—	—	247,050	—	—	247,050

Net loss	—	—	—	—	—	(4,648,784)	—	(4,648,784)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(71,416)	—	(71,416)

Translation adjustment	—	—	—	—	—	—	(18,874)	(18,874)

Balances as of June 30, 2009	—	$—	28,206,707	$28,207	$24,505,800	$(24,752,460)	$(5,308)	$(223,761)

Total comprehensive income (loss)						$(4,648,784)	$(18,874)	$(4,667,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period From October 22, 2002 (Inception) to
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(4,648,784)	$(4,035,508)	$(24,487,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,164	124,799	727,712
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	247,050	219,113	1,936,581
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	18,029	—	18,029
Provision for excess and obsolete inventory	103,284	—	103,284
Equipment expensed as research & development costs	123,998	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(29,475)	(101,793)	(70,232)
Inventories	4,558	(66,779)	(222,714)
Prepaid expenses and other current assets	(33,431)	(12,888)	(169,124)
Other assets	—	(10,237)	(15,795)
Accounts payable	(96,157)	82,592	809,288
Accrued rent	(11,099)	11,328	20,970
Accrued payroll	(10,280)	(254,943)	149,962
Accrued severance pay	615,680	—	615,680
Accrued vacation	(62,585)	30,320	118,904
Accrued other expenses	204,535	123,752	277,494

Net cash used in operating activities	(3,267,513)	(3,890,244)	(19,734,551)

Cash flows from investing activities:
Purchase of property and equipment	(139,434)	(460,834)	(1,115,459)

Net cash used in investing activities	(139,434)	(460,834)	(1,115,459)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(23,592)	(69,649)	(188,156)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	212,578	—	2,152,578
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	3,864,337	3,482,824	17,269,328

Net cash provided by financing activities	4,053,323	3,413,175	24,077,308

Effect of exchange rates on cash	(19,353)	5,642	(2,862)

Net increase (decrease) in cash and cash equivalents	627,023	(932,261)	3,224,436

Cash and cash equivalents at beginning of the period	2,597,413	5,189,858	—

Cash and cash equivalents at end of the period	$3,224,436	$4,257,597	$3,224,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

General – WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) is engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip™ and SmartSlide™ products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

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

We filed a registration statement (the “Registration Statement”) registering for resale (i) the shares of Common Stock included in the units sold in the offering, (ii) the shares of Common Stock underlying the warrants  included in the units sold and (iii) the shares of Common Stock underlying the warrants issued to the Placement Agent in connection with the offering, consistent with the terms and provisions of the Registration Rights Agreement from the offering, which Registration Statement became effective on January 18, 2008.

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

The transactions between WaferGen Bio-systems, Inc. and Wafergen, Inc. have been treated as a reverse merger and recapitalization of Wafergen, Inc. for reporting purposes. Wafergen, Inc. is the acquirer for accounting purposes. WaferGen Bio-systems, Inc. is the issuer. The historical financial statements for periods prior to the acquisition become those of accounting the acquirer, Wafergen, Inc. In a recapitalization, historical stockholders’ equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and none of the preferred stock of this entity. See NOTE 6 below.

On June 16, 2009, the Company closed a private placement offering with certain accredited investors, pursuant to which the Company sold an aggregate of 3,305,000 units at a price of $1.25 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 30% of one share of the Company’s common stock at an exercise price of $2.00 per whole share. The Company sold an aggregate of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock.  The aggregate gross proceeds received by the Company in the offering were $4,131,250. The warrants have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues its shares of common stock, or securities convertible into shares of common stock, for a price of less than $2.00 per share.  The warrants are immediately exercisable.  In connection with the closing of the private placement, the Company entered into a registration rights agreement with the investors purchasing units in the offering.  The Company retained a selling agent in connection with the private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $160,256, and the Company issued the selling agent warrants to purchase 128,205 shares of common stock. Utilizing the Black-Scholes valuation model and assumptions of an estimated volatility of 42.12%, an expected life of five years, a zero dividend rate, 2.60% risk free interest rate, and the fair value of Common Stock of $1.70 per share, the Company determined the allocated fair value of the warrants to be $76,538. The warrants of the selling agent have substantially the same terms as the warrants issued to the investors in the private placement offering.  See the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2009, for additional information on the offering.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Management’s Plan - The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future, and anticipates that losses may increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern - The Company’s condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2009, one customer accounted for 97% of accounts receivable. At December 31, 2008, two customers accounted for 90% and 10%, respectively, of accounts receivable.

For the three months ended June 30, 2009, one customer accounted for 98% of total revenues. For the three months ended June 30, 2008, three customers accounted for 37%, 32% and 16%, respectively, of total revenues.

For the six months ended June 30, 2009, two customers accounted for 61% and 26%, respectively, of total revenues. For the six months ended June 30, 2008, three customers accounted for 18%, 16% and 16%, respectively, of total revenues.

Stock-Based Compensation - The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model.

The fair value of each option grant has been estimated using the following assumptions for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

Weighted-average grant date fair value	$0.52	$0.46

Risk-free interest rate	1.98%	2.84%

Expected lives	4.75 Years	5 Years

Expected volatility	40.04%-41.49%	18.81%-18.91%

Dividend yields	0%	0%

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

Expected volatility - This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate.  Since the Company’s stock has not been traded for as long as the expected term of the options, the Company uses a weighted-average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected life of the Company’s own options on the grant date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility life will increase the fair value and the related compensation expense.

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

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Shares issuable upon exercise of common stock options	715,955	1,235,991	707,746	1,194,653

Shares issuable upon exercise of common stock warrants	—	586,517	—	586,517

Shares issuable upon conversion of RCPS	921,568	—	905,228	—

Total common share equivalents excluded from
denominator for diluted EPS computation	1,637,523	1,822,508	1,612,974	1,781,170

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on our consolidated financial condition or results of operations.  We evaluated subsequent events through August 13, 2009.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  SFAS 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010.  We expect the adoption of SFAS 166 will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (“VIE”) with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and 3) requires additional disclosures about an enterprise’s involvement in VIEs. SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of SFAS 167 will not have a material impact on our consolidated financial condition or results of operations, as we have not engaged in transactions with VIEs.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for periods ending after September 15, 2009, and will become effective for us on October 1, 2009. We expect the adoption of SFAS 168 will not have a material impact on our consolidated financial condition or results of operations.

We adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”), on April 1, 2009, the first day of the second quarter of our 2009 fiscal year.  FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  The adoption of FSP FAS 115-2 /124-2 did not have a material impact on our financial statements.

We adopted FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”), on April 1, 2009, the first day of the second quarter of our 2009 fiscal year. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), on April 1, 2009, the first day of the second quarter of our 2009 fiscal year.  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

We also adopted the following accounting standards in the first quarter 2009, none of which had a material effect on our consolidated financial condition or results of operations:

• SFAS 141(R), “Business Combinations”;

• SFAS 157, “Fair Value Measurements”, insofar as FSP SFAS 157-2 had delayed the implementation SFAS 157 relating to nonfinancial assets and liabilities;

• SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”; and

• SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.

See Note 2 to our Condensed Consolidated Financial Statements, contained in our quarterly report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC, for more information about these accounting standards.

NOTE 3.	Inventories

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Finished goods	$223,410	$227,272
Less allowance for excess and obsolete inventory	(103,284)	—

Inventories, net	$120,126	$227,272

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Equipment	$1,027,535	$1,014,212
Tools & molds	72,437	72,437
Leasehold improvements	62,942	63,163
Furniture and fixtures	41,945	42,206

Total property and equipment	1,204,859	1,192,018

Less accumulated depreciation and amortization	(704,145)	(396,679)

Property and equipment, net	$500,714	$795,339

Depreciation and amortization expense totaled $217,039 and $74,327 for the three months ended June 30, 2009 and 2008, respectively, $307,164 and $124,799 for the six months ended June 30, 2009 and 2008, respectively, and $727,712 for the period from inception to June 30, 2009.

Equipment includes the following amounts under capital leases:

		June 30, 2009	December 31, 2008

Cost		$178,712	$178,712
Accumulated depreciation		(161,026)	(63,639)

	Total	$17,686	$115,073

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases equipment under two capital leases that expire in January 2010 and August 2011.  The balance outstanding on a third lease was repaid in August 2008. Aggregate future obligations under the capital leases in effect as of June, 2009 are as follows:

Capital Leases

Year ending June 30,
2010	$45,341
2011	13,676
2012	2,279

Total minimum lease obligations	61,296

Less amounts representing interest	(4,026)

Present value of future minimum lease payments	57,270
Less current portion of capital lease obligation	(42,077)

Capital lease obligation, less current portion	$15,193

Interest expense related to capital leases totaled $1,061 and $3,252 for the three months ended June 30, 2009 and 2008, respectively, $3,263 and $7,225 for the six months ended June 30, 2009 and 2008, respectively, and $21,127 for the period from inception to June 30, 2009.

NOTE 6.	Redeemable Convertible Preference Shares in Subsidiary

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), received $1,000,000, less 3% issuance costs, in exchange for the issuance of Series A redeemable convertible preference shares (“RCPS”) of WGBM in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia. WGBM sold 444,444 RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share. A second closing occurred on November 27, 2008, and proceeds of $1,000,000, less 3% issuance costs, from the sale of an additional 444,444 shares of Series A RCPS were received.

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B RCPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. This represents the first tranche under a Share Subscription Agreement dated April 3, 2009 (“SSA”) to sell 444,444 and 222,222 RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”) and EEV, respectively, both venture capital and development firms in Malaysia. Under the terms of a Deed of Adherence dated April 3, 2009, certain rights of the holders of the Series A RCPS were modified; also, the use of funds raised through the issuance of both Series A and Series B RCPS was restricted, requiring at least 60% of the total to be utilized for the Company’s operations in Malaysia.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right

(a)  to put to the Company their RCPS (ordinary shares in WBMS received on conversion of those RCPS) at any time during the year 2011 if the share price is below $2.25, to redeem for cash (or shares in the Company of equivalent value) the amount originally invested in USD plus a premium, compounded annually, with yearly interest rates of 6% (for Series A) or 8% (for Series B);

(b)  to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided (in the case of Series B RCPS) that if during the 10-day trading period immediately prior to the holder’s conversion notice the average closing price of the Company’s common stock is less than US$2.647, then the holder’s preferred shares shall convert at an exchange rate equal to 85% of such 10-day average closing price;

(c) to convert their RCPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of $33.33 per share;

(d)  to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011 for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM of approximately $1.2 million);

(e)  until December 31, 2010, to put to Alnoor Shivji, our CEO and President, their Series B RCPS (the Series A put rights expired on May 15, 2009) for $5.625 in cash per share in the event that Mr. Shivji (a) transfers, in one or more transactions, more than 2,603,425 shares of Common Stock, approximating 80% of his stockholding, to one or more persons other than his affiliates or relatives or (b) voluntarily resigns from the board of directors of the Company if such resignation is not approved by, or is not pursuant to a restructuring of the Company or the Malaysian Subsidiary approved by, holders of a majority of the outstanding Series B RCPS at the time of such resignation;

(f) of first offer on any transfers or new issuance of subsidiary shares (for Series A only); and

(g) for each of Series A and Series B, to appoint one of the seven directors of the subsidiary.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance in RCPS comprises the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Exchange loss on issuance	—	—
Accretion of issuance costs	15,416	5,416
Accretion of redemption premium	92,500	32,500

Total Series A RCPS	2,047,916	1,977,916

SERIES B
Proceeds from issuance of RCPS	231,971	—
Issuance costs	(19,393)	—
Exchange loss on issuance	18029	—
Accretion of issuance costs	166	—
Accretion of redemption premium	1,250	—

Total Series B RCPS	232,023	—

Total RCPS	$2,279,939	$1,977,916

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 999,999 and 888,888 RCPS issued and outstanding at June 30, 2009, and December 31, 2008, respectively.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan authorizes the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan was to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2008 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

A summary of stock option transactions in the six months ended June 30, 2009 is as follows:

	Stock Options
	Options	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at January 1, 2009	734,500	3,686,700	$1.4505
Granted	(705,000)	705,000	$1.5763
Forfeited	160,000	(216,250)	$1.3052
Cancelled	—	(81,250)	$2.2000

Balance at June 30, 2009	189,500	4,094,200	$1.4650

The weighted average fair value of awards granted in the six months ended June 30, 2009 and 2008 was $0.52 and $0.46, respectively. The fair value of shares vested in the six months ended June 30, 2009 and 2008, was $289,266 and $153,595, respectively.

As of June 30, 2009, the aggregate intrinsic value of options outstanding was $977,855, and of options exercisable was $719,546. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of June 30, 2009:

			Options Outstanding			Options Exercisable
			Number	Weighted		Number	Weighted
			Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of			as of	Remaining	Average	as of	Remaining	Average
Exercise			June 30,	Contractual	Exercise	June 30,	Contractual	Exercise
Prices			2009	Life (in Years)	Price	2009	Life (in Years)	Price

$0.0002	-	$0.0185	202,466	4.82	$0.0061	199,767	4.81	$0.0059
$0.1482	-	$0.4630	429,234	7.36	$0.3561	382,782	7.39	$0.3767
$0.6000	-	$1.0000	313,500	6.37	$0.9490	84,000	6.39	$0.8571
$1.1000	-	$1.6500	1,710,500	7.23	$1.3980	708,214	7.75	$1.4912
$1.9500	-	$3.0000	1,438,500	7.57	$2.1932	852,960	7.39	$2.3065

			4,094,200	7.18	$1.4650	2,227,723	7.24	$1.4548

There were no options exercised during the six months ended June 30, 2009.  The Company received $4,079 for the 27,536 options exercised during the six months ended June 30, 2008, which had an intrinsic value of $50,991.

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

The amounts expensed for stock-based compensation totaled $143,847 and $96,178 for the three months ended June 30, 2009 and 2008, respectively, $247,050 and $219,113 for the six months ended June 30, 2009 and 2008, respectively, and $1,936,581 for the period from inception to June 30, 2009.

At June 30, 2009, the total stock-based compensation cost not yet recognized was $769,241. This cost is expected to be recognized over an estimated weighted average amortization period of 2.72 years.  No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding Common Stock Warrants as of June 30, 2009 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	44,401	$1.41	March 2012
Common Stock	1,119,705	$2.00	June 2014
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	689,370	$2.76	May 2013

Total	4,769,935

The warrants expiring in May 2013 were issued in June 2009 to replace the 634,220 warrants with an exercise price of $3.00 that were issued in May 2008, due to the weighted-average anti-dilution price protection that was provided to the holders.

NOTE 8.	Cash Flow Information

Cash paid during the six months ended June 30, 2009 and 2008 and the period from inception to June 30, 2009 is as follows:

			Period From October 22,
	Six Months Ended June 30,		2002 (Inception) to
	2009	2008	June 30, 2009

Interest	$4,504	$7,225	$37,841

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 and the period from inception to June 30, 2009 is as follows:

			Period From October 22,
	Six Months Ended June 30,		2002 (Inception) to
	2009	2008	June 30, 2009

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$71,416	$—	$109,332

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$51,446	$51,446

Property and equipment acquired with capital leases	$—	$131,550	$256,326

NOTE 9.	Fair Value of Financial Instruments

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

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$3,224,436	$—	$—	$3,224,436

NOTE 10.	Contingencies

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company. The damages sought are unspecified. Discovery is in process. A conference is scheduled for September 10, 2009, at which time a trial will likely be scheduled.

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter Form 10-Q”), both as  filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, WaferGen has incurred substantial operating losses. As at June 30, 2009, WaferGen’s accumulated deficit was $24,752,460 and the total stockholders’ deficit was $223,761. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, respectively:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Revenue	$68,918	$176,851	$110,756	$358,491

Cost of revenue	123,932	57,048	139,764	132,065

Gross margin	(55,014)	119,803	(29,008)	226,426

Operating expenses:
Sales and marketing	180,338	295,506	316,186	680,680
Research and development	1,214,701	1,345,621	2,174,589	2,298,062
General and administrative	1,374,216	633,764	2,106,382	1,322,807

Total operating expenses	2,769,255	2,274,891	4,597,157	4,301,549

Operating loss	(2,824,269)	(2,155,088)	(4,626,165)	(4,075,123)

Other income and (expenses):
Interest income	1,384	18,064	4,456	49,781
Interest expense	(1,928)	(3,252)	(4,760)	(7,225)
Miscellaneous expense	(46,171)	(2,941)	(22,315)	(2,941)

Total other income (expense)	(46,715)	11,871	(22,619)	39,615

Net loss before provision for income taxes	(2,870,984)	(2,143,217)	(4,648,784)	(4,035,508)

Provision for income taxes	—	—	—	—

Net loss	$(2,870,984)	$(2,143,217)	$(4,648,784)	$(4,035,508)

Revenue

The following table presents our revenue for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,				Six Months Ended June 30,
2009	2008	% Change		2009	2008	% Change

$68,918	$176,851	(61.03	) %	$110,756	$358,491	(69.10	) %

For the three months ended June 30, 2009, revenue decreased by $107,933, or 61.03%, as compared to the three months ended June 30, 2008. The decrease resulted primarily from generally poor economic conditions and reductions in government funding causing potential customers to defer their planned expenditures.

For the six months ended June 30, 2009, revenue decreased by $247,735, or 69.10%, as compared to the six months ended June, 2008. The decrease resulted primarily from generally poor economic conditions and reductions in government funding causing potential customers to defer their planned expenditures.

Cost of revenue

The following table presents our cost of revenue for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$123,932	$57,048	117.24%	$139,764	$132,065	5.83%

Cost of revenue includes the cost of products paid to third party vendors, along with any changes in provision for excess and obsolete inventory.

For the three months ended June 30, 2009, cost of revenue increased by $66,884, or 117.24%, as compared to the three months ended June 30, 2008.  The increase related primarily to a provision for obsolete SmartSlide™ products inventory of $103,284, offset by the decrease in revenues, for which the corresponding direct cost was $20,648, giving a gross margin of 70%, as the costs for our products remained substantially unchanged.

For the six months ended June 30, 2009, cost of revenue increased by $7,699, or 5.83%, as compared to the six months ended June 30, 2008.  The increase related primarily to a provision for obsolete SmartSlide™ products inventory of $103,284, offset by the decrease in revenues, for which the corresponding direct cost was $36,480, giving a gross margin of 67%, as the costs for our products remained substantially unchanged.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,				Six Months Ended June 30,
2009	2008	% Change		2009	2008	% Change

$180,338	$295,506	(38.97	) %	$316,186	$680,680	(53.55	) %

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2009, sales and marketing expenses decreased by $115,168, or 38.97%, as compared to the three months ended June 30, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and also from reductions in consultant costs, sales commissions and travel expenses.

For the six months ended June 30, 2009, sales and marketing expenses decreased by $364,494, or 53.55%, as compared to the six months ended June 30, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and also from reductions in consultant costs, sales commissions and travel expenses.

We expect selling expenses will increase in the future as the company increases its marketing activity and commission expense in conjunction with sales of its SmartChip™ products.

 Research and Development

    The following table presents the research and development expense for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,				Six Months Ended June 30,
2009	2008	% Change		2009	2008	% Change

$1,214,701	$1,345,621	(9.73	) %	$2,174,589	$2,298,062	(5.37	) %

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2009, research and development expenses decreased $130,920, or 9.73%, as compared to the three months ended June 30, 2008. The decrease resulted primarily from a reduction in SmartChip™ development activity caused by the lack of available funds, offset by the costs of accelerated depreciation on, and expensing of, capital equipment assessed as providing no future benefits.

For the six months ended June 30, 2009, research and development expenses decreased $123,473, or 5.37%, as compared to the six months ended June 30, 2008. The decrease resulted primarily from a reduction in activity related to SmartSlide™ System, which is in production, offset by an increase in activity related to development of the SmartChip™ System, including the costs of accelerated depreciation on, and expensing of, capital equipment assessed as providing no future benefits.

We believe a substantial investment in research and development is essential to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$1,374,216	$633,764	116.83%	$2,106,382	$1,322,807	59.24%

WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2009, general and administrative expenses increased $740,452, or 116.83%, as compared to the three months ended June 30, 2008. The increase was mostly due to severance costs related to the resignation of the company’s former Chief Technology Officer and Chief Financial Officer.

For the six months ended June 30, 2009, general and administrative expenses increased $783,575, or 59.24%, as compared to the six months ended June 30, 2008. The increase was mostly due to severance costs related to the resignation of the company’s former Chief Technology Officer and Chief Financial Officer, along with higher legal and professional fees.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,				Six Months Ended June 30,
2009	2008	% Change		2009	2008	% Change

$1,384	$18,064	(92.34	) %	$4,456	$49,781	(91.05	) %

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2009, interest income decreased $16,680, or 92.34%, as compared to the three months ended June 30, 2008. For the six months ended June, 2009, interest income decreased $45,325, or 91.05%, as compared to the six months ended June 30, 2008. The decrease in both periods was due to a reduction in the average cash invested in interest-bearing accounts, and the lower interest rates afforded.

 Interest Expense

The following table presents the interest expense for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,				Six Months Ended June 30,
2009	2008	% Change		2009	2008	% Change

$1,928	$3,252	(40.71	) %	$4,760	$7,225	(34.12	) %

The interest expense for both periods was mostly incurred due to our capital lease obligations.

For the three months ended June 30, 2009, interest expense decreased $1,324, or 40.71%, as compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense decreased $2,465, or 34.12%, as compared to the six months ended June 30, 2008. The decrease in both periods was due to a reduction in the balances outstanding on our capital leases, offset by other interest charges in 2009.

 Miscellaneous Expense

The following table presents the miscellaneous expense for the three months and six months ended June 30, 2009 and 2008, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2009	2008	% Change	2009	2008	% Change

$46,171	$2,941	1,469.91%	$22,315	$2,941	658.76%

For the three months ended June 30, 2009, miscellaneous expense increased $43,230, or 1,469.91%, as compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, miscellaneous expense increased $19,374, or 658.76%, as compared to the six months ended June 30, 2008. Miscellaneous expense was the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, most notably a loss of $18,029 on receipt of funds from EEV in June 2009 for 111,111 Series B RCPS issued by WGBM (see NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1), for which the local currency exchange rate had been fixed in 2008. The remaining expense is mainly due to revaluation of the intercompany dollar balance at the balance sheet date.  The subsidiary’s activities did not begin until the second quarter of 2008, so intercompany balances were lower, and thus exchange fluctuations were lower in the comparative periods.

  Headcount

Our consolidated headcount as of August 13, 2009 comprised 31 regular employees, compared to 31 regular employees as of December 31, 2008.

 Liquidity and Capital Resources

From inception through June 30, 2009, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $17,269,328, net of offering costs, from the sale of common stock and warrants, and $2,152,578, net of offering costs, from the sale of redeemable convertible preferred stock in its Malaysian subsidiary. As of June 30, 2009, we had $3,224,436 in cash and cash equivalents, and working capital of $1,624,825, with no additional capital resources presently available.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the six months ended June 30, 2009 and 2008 in the amounts of $3,267,513 and $3,890,244, respectively.  The cash used in operating activities in the six months ended June 30, 2009 was due to cash used to fund a net operating loss of $4,648,784, offset by non-cash expenses related to depreciation and amortization, stock-based compensation, exchange loss, inventory provision and capital equipment expensed totaling $799,525, and by cash provided from a change in working capital of $581,746. The decrease in cash used in the six months ended June 30, 2009 compared to 2008 was driven primarily by the increase in accrued severance pay, to be paid to two former officers over the fourteen months commencing on June 17, 2009, and in non-cash expenses, offset by an increase in the net operating loss.

Net Cash Used in Investing Activities

The Company used $139,434 in the six months ended June 30, 2009, and $460,834 (net of a deposit of $51,446 made in 2007 applied to a 2008 purchase) in the six months ended June 30, 2008, to acquire property and equipment.  Equipment which cost $123,998, which was capitalized, but not depreciated, at March 31, 2009, was re-assessed and expensed as research and development in the three months ended June 30, 2009.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2009 was $4,053,323.

In June 2009, the Company received net cash of $3,764,169 (after offering expenses of $206,825 and a selling agent commission of $160,256) from the sale in a private placement offering of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock with an exercise price of $2.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In June 2009, the Company also received $100,168 when 71,041 warrants were exercised at a price of $1.41. In addition, in June 2009, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd., received $212,578, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 redeemable convertible preferred shares (RCPS) (See NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information related to RCPS), for combined net cash proceeds of $4,076,915.  This was offset by repayments on capital leases for equipment of $23,592.

Net cash provided by financing activities in the six months ended June 30, 2008 was $3,413,175.

In May 2008, the Company received net cash of $3,478,745 (after offering expenses) from the sale in a private placement offering of 1,585,550 shares of common stock and warrants to purchase 634,220 shares of common stock with an exercise price of $3.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In addition, in May 2008, WaferGen received $4,079 from the exercise of stock options for a combined net cash proceeds of $3,482,824.  This was offset by repayments on capital leases for equipment of $69,649.

Availability of Additional Funds

        The Company expects to raise a further $1,215,000, net of an exchange loss and issuance costs, in exchange for the issuance of Series B RCPS. WGBM expects to sell 444,444 and 111,111 Series B RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share to PMSB and EEV, respectively, completing the sale of 666,666 Series B RCPS under the terms of the SSA (See NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1, for further information). We believe funds available at June 30, 2009, along with the net proceeds from the sale of Series B RCPS, will fund our operations through November 2009. Thereafter, we expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including, our ability to successfully commercialize our SmartChip™ and SmartSlide™ products, competing technological and market developments and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to fund the commercialization and manufacture of our SmartChip™ products which is currently foreseen by management. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of RCPS in our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Stock-Based Compensation.

We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model. Amounts expensed were $247,050 and $219,113, net of estimated annual forfeitures of 5% and zero, respectively, for the six months ended June 30, 2009 and 2008, respectively.

The fair value of each option grant has been estimated using the following assumptions for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008

Weighted-average grant date fair value	$0.52	$0.46

Risk-free interest rate	1.98%	2.84%

Expected lives	4.75 Years	5 Years

Expected volatility	40.04%-41.49%	18.81%-18.91%

Dividend yields	0%	0%

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in NOTE 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the second quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

 Item 4.                      Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in Item 9A(T) in our Annual Report on Form 10K for the year ended December 31, 2008, which continued to exist at June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This is an automobile personal injury lawsuit, in which it is alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint seeks damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company is that the former employee was driving a vehicle in the scope and course of his employment with the Company. The facts are disputed by the Company. The damages sought are unspecified. Discovery is in process. A conference is scheduled for September 10, 2009, at which time a trial will likely be scheduled.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item, with respect to equity securities of the Company sold by the Company during the period covered by this Report that were not registered under the Securities Act, has previously been provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2009.

Item 5.                      Other Information

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 6.                      Exhibits

Exhibit Number	Description
10.1
Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.2
Form of Put Agreement by and among WaferGen Bio-systems, Inc., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.3
Form of Put Agreement by and among Alnoor Shivji, Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2009)

10.4
Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.  (incorporated herein by reference to the Company’s Current Report on Form 10-Q filed with the Commission on May 12, 2009)

10.5 *	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s private placement offering of units of securities

10.6 *	Form of Warrants to purchase 991,500 shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s private placement offering of units of securities

10.7*	Form or Registration Rights Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s private placement offering of units of securities

10.8 *
Form of Warrant to purchase 128,205 shares of Common Stock of the Company, issued June ___, 2009, to [Spencer Trask Ventures, Inc.], as selling agent in the Company’s private placement offering of units of securities

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 14, 2009

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer (principal executive)

EXHIBIT INDEX

Exhibit Number	Description
10.5	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s private placement offering of units of securities

10.6	Form of Warrants to purchase 991,500 shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s private placement offering of units of securities

10.7	Form or Registration Rights Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s private placement offering of units of securities

10.8
Form of Warrant to purchase 128,205 shares of Common Stock of the Company, issued June ___, 2009, to [Spencer Trask Ventures, Inc.], as selling agent in the Company’s private placement offering of units of securities

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer