Form 10-Q
period 2009-09-30
WaferGen Bio-systems, Inc.
filed 2009-11-13
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-136424

WaferGen Bio-systems, Inc
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

The Registrant had 30,001,505 shares of common stock outstanding as of November 13, 2009.

PART I FINANCIAL INFORMATION

 Item 1.      Financial Statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$4,061,061	$2,597,413
Accounts receivable	79,355	40,757
Inventories, net	53,765	227,272
Prepaid expenses and other current assets	167,272	135,629

Total current assets	4,361,453	3,001,071

Property and equipment, net	428,399	795,339
Other assets	15,698	15,690

Total assets	$4,805,550	$3,812,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$960,685	$904,094
Accrued rent	15,375	31,671
Accrued payroll	132,301	160,242
Current portion of accrued severance pay	504,732	—
Accrued vacation	112,973	181,377
Accrued other expenses	317,644	72,012
Current portion of capital lease obligations	31,042	55,934

Total current liabilities	2,074,752	1,405,330

Capital lease obligations, net of current portion	12,054	24,928

Redeemable convertible preference shares in subsidiary	3,227,924	1,977,916

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 29,981,505 and 24,830,932 shares issued and outstanding at September 30, 2009 and December 31, 2008	29,982	24,831
Additional paid-in capital	26,692,741	20,397,789
Accumulated deficit	(27,260,167)	(20,032,260)
Accumulated other comprehensive income	28,264	13,566

Total stockholders’ equity (deficit)	(509,180)	403,926

Total liabilities and stockholders’ equity (deficit)	$4,805,550	$3,812,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

					Period From October 22, 2002
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$78,860	$197,951	$189,616	$556,442	$1,105,750
Cost of revenue	66,897	73,956	206,661	206,021	548,560

Gross margin	11,963	123,995	(17,045)	350,421	557,190
Operating expenses:
Sales and marketing	136,055	328,289	452,241	1,008,969	2,633,255
Research and development	1,267,036	1,205,511	3,441,625	3,503,573	14,138,015
General and administrative	1,063,635	648,966	3,170,017	1,971,773	10,560,171

Total operating expenses	2,466,726	2,182,766	7,063,883	6,484,315	27,331,441

Operating loss	(2,454,763)	(2,058,771)	(7,080,928)	(6,133,894)	(26,774,251)
Other income and (expenses):
Interest income	5,336	16,709	9,792	66,490	255,157
Interest expense	(2,435)	(4,957)	(7,195)	(12,182)	(319,079)
Miscellaneous expense	(12,169)	(23,298)	(34,484)	(26,239)	(112,988)

Total other income and (expenses)	(9,268)	(11,546)	(31,887)	28,069	(176,910)

Net loss before provision for income taxes	(2,464,031)	(2,070,317)	(7,112,815)	(6,105,825)	(26,951,161)

Provision for income taxes	—	—	—	—	—

Net loss	(2,464,031)	(2,070,317)	(7,112,815)	(6,105,825)	(26,951,161)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	(43,676)	(14,583)	(115,092)	(14,583)	(153,008)
Accretion on Series B Preferred Stock	—	—	—	—	(155,998)

Net loss applicable to common stockholders	$(2,507,707)	$(2,084,900)	$(7,227,907)	$(6,120,408)	$(27,260,167)

Net loss per share - basic and diluted	$(0.09)	$(0.08)	$(0.27)	$(0.25)

Shares used to compute net loss per share - basic and diluted	28,912,388	24,830,932	26,394,975	24,007,933

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest	—	—	5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	1,559,942

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Accretions on Series B Preferred Stock	—	104,000	—	—	—	—	—	(104,000)	—

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	642,076	—	642,076

Net loss	—	—	—	—	—	—	—	(2,686,451)	(2,686,451)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(491,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(491,700)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	—

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	—

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balance as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Issuance of Common Stock in May for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(37,916)	—	(37,916)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Balances as of December 31, 2008	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Total comprehensive income (loss)						$(8,041,437)	$13,566	$(8,027,871)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of
offering costs of $704,411	—	—	5,009,000	5,009	5,551,830	—	—	5,556,839

Issuance of warrants in June and August to a placement agent	—	—	—	—	164,025	—	—	164,025

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August for cash	—	—	10,798	11	(9)	—	—	2

Restricted Stock issued in July, August and September	—	—	60,000	60	(60)	—	—	—

Stock-based compensation	—	—	—	—	479,069	—	—	479,069

Net loss	—	—	—	—	—	(7,112,815)	—	(7,112,815)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(115,092)	—	(115,092)

Translation adjustment	—	—	—	—	—	—	14,698	14,698

Balances as of September 30, 2009	—	$—	29,981,505	$29,982	$26,692,741	$(27,260,167)	$28,264	$(509,180)

Total comprehensive income (loss)						$(7,112,815)	$14,698	$(7,098,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
			October 22, 2002
	Nine Months Ended September 30,		(Inception) to
	2009	2008	September 30, 2009

Cash flows from operating activities:
Net loss	$(7,112,815)	$(6,105,825)	$(26,951,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,368	205,249	842,916
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	479,069	317,158	2,168,600
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	18,029	—	18,029
Provision for excess and obsolete inventory	149,901	—	149,901
Equipment expensed as research & development costs	123,998	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(38,598)	(87,799)	(79,355)
Inventories	24,508	(95,674)	(202,764)
Prepaid expenses and other current assets	(31,636)	(54,478)	(167,329)
Other assets	—	(14,154)	(15,795)
Accounts payable	58,235	125,388	963,680
Accrued rent	(16,086)	14,337	15,983
Accrued payroll	(27,941)	(238,361)	132,301
Accrued severance pay	504,732	—	504,732
Accrued vacation	(68,466)	43,304	113,023
Accrued other expenses	245,092	141,084	318,051

Net cash used in operating activities	(5,269,610)	(5,749,771)	(21,736,648)

Cash flows from investing activities:
Purchase of property and equipment	(180,242)	(528,693)	(1,156,267)

Net cash used in investing activities	(180,242)	(528,693)	(1,156,267)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(37,766)	(133,414)	(202,330)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	1,116,887	968,899	3,056,887
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	5,821,034	3,482,824	19,226,025

Net cash provided by financing activities	6,900,155	4,318,309	26,924,140

Effect of exchange rates on cash	13,345	(20,309)	29,836

Net increase (decrease) in cash and cash equivalents	1,463,648	(1,980,464)	4,061,061

Cash and cash equivalents at beginning of the period	2,597,413	5,189,858	—

Cash and cash equivalents at end of the period	$4,061,061	$3,209,394	$4,061,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.	The Company

General – WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip™ and SmartSlide™ products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

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

On June 16, 2009, the Company completed the first closing under a private placement offering with certain accredited investors, pursuant to which the Company sold an aggregate of 3,305,000 units at a price of $1.25 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 30% of one share of the Company’s common stock at an exercise price of $2.00 per whole share. On August 21, 2009, the Company sold an additional 956,000 units in a second closing, and on August 31, 2009, the Company sold a further 748,000 units in a third closing, each unit being sold at the same price, and with the same entitlements, as those sold in the first closing.  In total, the Company sold an aggregate of 5,009,000 shares of common stock and warrants to purchase 1,502,700 shares of common stock for $2.00. The aggregate gross proceeds received by the Company in the offering were $6,261,250. The warrants have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues its shares of common stock, or securities convertible into shares of common stock, for a price of less than $2.00 per share. The warrants are immediately exercisable. In connection with the closing of the private placement, the Company entered into a registration rights agreement with the investors purchasing units in the offering.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company retained a selling agent in connection with the private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $309,356, and the Company issued the selling agent warrants to purchase 128,205, 66,920 and 52,360 shares of common stock at an exercise price of $2.00 per whole share on the first, second and third closing, respectively. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.70 for the first closing, $1.86 for the second closing and $2.00 for the third closing, estimated volatility ranging from 41.39% to 42.12%, an expected term of five years, a zero dividend rate, and risk free interest rates ranging from 2.37% to 2.60%, the Company determined the total allocated fair value of the warrants to be $164,025. The warrants of the selling agent have substantially the same terms as the warrants issued to the investors in the private placement offering.  See the Company’s Current Reports on Forms 8-K, filed with the Securities and Exchange Commission on June 18 and September 2, 2009, for additional information on the offering.

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

Basis of Consolidation - The condensed consolidated financial statements include the accounts of WaferGen Bio-systems, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

At September 30, 2009, one customer accounted for 95% of accounts receivable. At December 31, 2008, two customers accounted for 90% and 10%, respectively, of accounts receivable.

For the three months ended September 30, 2009, one customer accounted for 96% of total revenues. For the three months ended September 30, 2008, three customers accounted for 47%, 27% and 23%, respectively, of total revenues.

For the nine months ended September 30, 2009, three customers accounted for 40%, 36% and 15%, respectively, of total revenues. For the nine months ended September 30, 2008, three customers accounted for 15%, 12% and 10%, respectively, of total revenues.

Stock-Based Compensation - The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of each option grant has been estimated using the following assumptions for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Weighted-average grant date fair value	$0.57	$0.36

Risk-free interest rate	1.31% - 2.72%	2.90% - 3.34%

Expected term	4.75 Years	4.75 - 5.00 Years

Expected volatility	40.04% - 41.99%	16.97% - 18.91%

Dividend yields	0%	0%

Risk-free interest rate - This is the U.S treasury rate for the day of the grant having a term approximating the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected term - This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life, and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Shares issuable upon exercise of common stock options	1,258,208	542,086	1,237,498	542,086

Shares issuable upon exercise of common stock warrants	13,098	—	24,920	—

Shares issuable upon conversion of RCPS	1,070,892	370,370	960,449	123,457

Total common share equivalents excluded from denominator for diluted EPS computation	2,342,198	912,456	2,222,867	665,543

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have a material impact on our financial statements.

In the third quarter of 2009, the Company adopted new accounting guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (“ASC 470 Update”), effective January 1, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations, as we do not have any convertible debt that is accounted for under the guidance of ASC 470.

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (“VIE”) with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and 3) requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our consolidated financial condition or results of operations, as we have not engaged in transactions with VIEs.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We also adopted the following accounting guidance in the first six months of 2009, none of which had a material effect on our consolidated financial condition or results of operations:

•	“Business Combinations”;

•	“Fair Value Measurements” relating to nonfinancial assets and liabilities;

•	“Noncontrolling Interests in Consolidated Financial Statements”;

•	“Disclosures about Derivative Instruments and Hedging Activities”;

•	“Subsequent Events”;

•	“Recognition and Presentation of Other-Than-Temporary Impairments”;

•	“Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”; and

•	“Interim Disclosures about Fair Value of Financial Instruments”.

See Note 2 to our Condensed Consolidated Financial Statements, contained in both of our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2009, as filed with the SEC, for more information about this accounting guidance.

NOTE 3.	Inventories, net

Inventories, net consisted of the following at September 30, 2009 and December 31, 2008:
	September 30, 2009	December 31, 2008

Finished goods	$203,666	$227,272
Less allowance for excess and obsolete inventory	(149,901)	—

Inventories, net	$53,765	$227,272

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.	Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Equipment	$1,069,665	$1,014,212
Tools & molds	72,437	72,437
Leasehold improvements	63,190	63,163
Furniture and fixtures	42,239	42,206

Total property and equipment	1,247,531	1,192,018

Less accumulated depreciation and amortization	(819,132)	(396,679)

Property and equipment, net	$428,399	$795,339

Depreciation and amortization expense totaled $115,204 and $80,450 for the three months ended September 30, 2009 and 2008, respectively, $422,368 and $205,249 for the nine months ended September 30, 2009 and 2008, respectively, and $842,916 for the period from inception to September 30, 2009.

 Equipment includes the following amounts under capital leases:

	September 30, 2009	December 31, 2008

Cost	$178,712	$178,712
Accumulated depreciation	(164,956)	(63,639)

Total	$13,756	$115,073

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.	Capital Lease Obligation

The Company leases equipment under two capital leases that expire in January 2010 and August 2011.  The balance outstanding on a third lease was repaid in August 2008. Aggregate future obligations under the capital leases in effect as of September 30, 2009 are as follows:

Capital Leases

Year ending September 30,
2010	$33,181
2011	12,536

Total minimum lease obligations	45,717

Less amounts representing interest	(2,621)

Present value of future minimum lease payments	43,096

Less current portion of capital lease obligation	(31,042)

Capital lease obligation, less current portion	$12,054

Interest expense related to capital leases totaled $1,311 and $4,957 for the three months ended September 30, 2009 and 2008, respectively, $4,574 and $12,182 for the nine months ended September 30, 2009 and 2008, respectively, and $22,438 for the period from inception to September 30, 2009.

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

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B RCPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On September 23, 2009, WGBM received $500,000, less issuance costs totaling $7,500, in exchange for the issuance of 222,222 Series B RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”), in a private placement at the U.S. dollar equivalent of $2.25 per share. These represent the first of two equal tranches under a Share Subscription Agreement dated April 3, 2009 (“SSA”) to sell 444,444 and 222,222 RCPS to PMSB and EEV, respectively, both venture capital and development firms in Malaysia.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 18, 2009, WGBM received $423,128, less issuance costs totaling $11,319, in exchange for the issuance of 188,057 Series B RCPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), in a private placement at the U.S. dollar equivalent of $2.25 per share. This represents the full amount receivable under an SSA dated July 1, 2009 to sell Series B RCPS to KMP, a venture capital and development firm in Malaysia.

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

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right

(a)
to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 if the share price is below $2.25, to redeem for cash (or, at the Company’s option, shares in the Company of equivalent value) the amount originally invested in USD plus a premium of 6% (for Series A) or 8% (for Series B), compounded annually, with yearly rests;

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance in RCPS comprises the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	20,416	5,416
Accretion of redemption premium	123,250	32,500

Total Series A RCPS	2,083,666	1,977,916

SERIES B
Proceeds from issuance of RCPS	1,155,099	—
Issuance costs	(38,212)	—
Exchange loss on issuance	18,029	—
Accretion of issuance costs	1,130	—
Accretion of redemption premium	8,212	—

Total Series B RCPS	1,144,258	—

Total RCPS	$3,227,924	$1,977,916

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01.  There were 1,410,278 and 888,888 RCPS issued and outstanding at September 30, 2009, and December 31, 2008, respectively.

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

The Company has issued both options and restricted stock under these Plans. Restricted stock grants afford the recipient the opportunity to receive shares of common stock, subject to certain terms, whereas options give them the right to purchase common stock at a set price. Both the Company’s options and restricted stock issued to employees generally have vesting restrictions that are eliminated over a four-year period, although vesting may be over a shorter period, or may occur on the grant date, depending on the terms of each individual award.

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2009 is as follows:

		Stock Options		Restricted Stock
					Weighted
	Shares	Number of	Weighted	Number of	Average
	Available	Shares	Average	Shares	Grant-Date
	for Grant	Outstanding	Exercise Price	Outstanding	Fair Value

Balance at January 1, 2009	734,500	3,686,700	$1.4505	22,383	$1.0432
Granted	(925,000)	865,000	$1.6009	60,000	$1.9833
Exercised	—	(10,798)	$0.0002	—	$—
Vested	—	—	$—	(70,635)	$1.8363
Forfeited	188,500	(246,156)	$1.3467	—	$—
Cancelled	150,000	(231,250)	$2.7189	—	$—

Balance at September 30, 2009	148,000	4,063,496	$1.4205	11,748	$1.0760

The weighted average fair value of options granted in the nine months ended September 30, 2009 and 2008 was $0.57 and $0.36, respectively. The fair value of options vested in the nine months ended September 30, 2009 and 2008, was $408,654 and $314,625, respectively.

As of September 30, 2009, the aggregate intrinsic value of options outstanding was $2,506,282, and of options exercisable was $1,590,118. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of September 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of	as of	Remaining	Average	as of	Remaining	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Contractual	Exercise
Prices	2009	Life (in Years)	Price	2009	Life (in Years)	Price

$0.0002 - $0.0185	191,668	4.55	$0.0064	191,668	4.55	$0.0064
$0.1482 - $0.4630	429,234	7.11	$0.3561	392,736	7.13	$0.3716
$0.6000 - $1.0000	313,000	6.11	$0.9489	98,000	6.16	$0.8571
$1.1000 - $1.6500	1,781,094	6.97	$1.3981	856,234	7.31	$1.4746
$1.9500 - $2.2500	1,348,500	7.43	$2.0994	760,493	7.38	$2.1496

	4,063,496	6.96	$1.4205	2,299,131	7.02	$1.3607

The Company received $2 for the 10,798 options exercised during the nine months ended September 30, 2009, which had an intrinsic value of $22,134.  The Company received $4,079 for the 27,536 options exercised during the nine months ended September 30, 2008, which had an intrinsic value of $50,991.

The amounts expensed for stock-based compensation totaled $232,019 and $98,045 for the three months ended September 30, 2009 and 2008, respectively, $479,069 and $317,158 for the nine months ended September 30, 2009 and 2008, respectively, and $2,168,600 for the period from inception to September 30, 2009.

At September 30, 2009, the total stock-based compensation cost not yet recognized was $761,836. This cost is expected to be recognized over an estimated weighted average amortization period of 2.66 years.  No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

A summary of outstanding Common Stock Warrants as of September 30, 2009 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	44,401	$1.41	March 2012
Common Stock	1,750,185	$2.00	June and August 2014
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	717,985	$2.65	May 2013
Common Stock	150,000	$3.00	November 2015

Total	5,579,030

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The warrants expiring in May 2013 were issued in August 2009 to replace the 689,370 warrants with an exercise price of $2.76 that were issued in June 2009, which had replaced the 634,220 warrants with an exercise price of $3.00 that were issued in May 2008, due to the weighted-average anti-dilution price protection that was provided to the holders.  The warrants expiring in November 2015 were issued in exchange for the cancellation in September 2009 of an equal number of options, with substantially the same terms, that were issued to a consultant in November 2008 and vested on the award date.

NOTE 8.	Cash Flow Information

Cash paid during the nine months ended September 30, 2009 and 2008 and the period from inception to September 30, 2009 is as follows:

			Period From October 22,
	Nine Months Ended September 30,		2002 (Inception) to
	2009	2008	September 30, 2009

Interest	$7,032	$12,182	$40,369

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 and the period from inception to September 30, 2009 is as follows:

			Period From October 22,
	Nine Months Ended September 30,		2002 (Inception) to
	2009	2008	September 30, 2009

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$115,092	$14,583	$153,008

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$51,446	$51,446

Property and equipment acquired with capital leases	$—	$131,550	$256,326

Issuance of warrants with private placement	$164,025	$—	$230,344

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.	Fair Value of Financial Instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,061,061	$—	$—	$4,061,061

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.	Contingencies

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This was an automobile personal injury lawsuit, in which it was alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint sought damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company was that the former employee was driving a vehicle in the scope and course of his employment with the Company. The plaintiff and Company have agreed to an out-of-court settlement, for a sum that was accrued in full at September 30, 2009.

Vida Communication v. WaferGen.  In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, is suing the Company for a total of $165,000 for breach of contract, claiming balloon payments that could potentially have been triggered by the Company’s external fundraising, and damages for early termination. The case is in the discovery stage. The Company believes the claims are without merit, and intends to vigorously defend itself against such action.

We anticipate that we will expend significant financial and managerial resources to defend our intellectual property rights in the future if we believe that our rights have been infringed. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

NOTE 11.	Subsequent Events

The Company’s management has evaluated its subsequent events through November 13, 2009, the date on which the Financial Statements were issued, and has identified the following events:

In October, 2009, the Company signed an operating lease for 19,186 square feet of office and laboratory space for our new headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, with no rent payable for the first six months. The total expenditure commitment is approximately $2.2 million, plus maintenance fees.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Aggregate future minimum lease obligations this lease, and under all operating leases, are as follows:

	New Operating Lease	All Operating Leases

Year ending September 30,
2010	$153,488	$257,138
2011	389,476	397,531
2012	433,604	433,604
2013	458,545	458,545
2014	481,569	481,569
Thereafter	293,545	293,545

Total minimum lease obligations	$2,210,227	$2,321,932

The lease on our current headquarters, occupying 11,222 square feet, expires in March 2010, and we expect to record an additional expense of approximately $40,000 in the quarter ending December 31, 2009, to cover all foreseen expenditures over the remainder of this lease.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2008, as amended, (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2009 (the “First and Second Quarter Forms 10-Q”), both as  filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, WaferGen has incurred substantial operating losses. As at September 30, 2009, WaferGen’s accumulated deficit was $27,260,167 and the total stockholders’ deficit was $509,180. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over the next several years. WaferGen will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Revenue	$78,860	$197,951	$189,616	$556,442

Cost of revenue	66,897	73,956	206,661	206,021

Gross margin	11,963	123,995	(17,045)	350,421

Operating expenses:
Sales and marketing	136,055	328,289	452,241	1,008,969
Research and development	1,267,036	1,205,511	3,441,625	3,503,573
General and administrative	1,063,635	648,966	3,170,017	1,971,773

Total operating expenses	2,466,726	2,182,766	7,063,883	6,484,315

Operating loss	(2,454,763)	(2,058,771)	(7,080,928)	(6,133,894)

Other income and (expenses):
Interest income	5,336	16,709	9,792	66,490
Interest expense	(2,435)	(4,957)	(7,195)	(12,182)
Miscellaneous expense	(12,169)	(23,298)	(34,484)	(26,239)

Total other income (expense)	(9,268)	(11,546)	(31,887)	28,069

Net loss before provision for income taxes	(2,464,031)	(2,070,317)	(7,112,815)	(6,105,825)

Provision for income taxes	—	—	—	—

Net loss	$(2,464,031)	$(2,070,317)	$(7,112,815)	$(6,105,825)

Revenue

The following table presents our revenue for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$78,860	$197,951	(60.16)%	$189,616	$556,442	(65.92)%

For the three months ended September 30, 2009, revenue decreased by $119,091, or 60.16%, as compared to the three months ended September 30, 2008. The decrease resulted primarily from generally poor economic conditions and reductions in government funding causing potential customers to defer their planned expenditures.

For the nine months ended September 30, 2009, revenue decreased by $366,826, or 65.92%, as compared to the nine months ended September, 2008. The decrease resulted primarily from generally poor economic conditions and reductions in government funding causing potential customers to defer their planned expenditures.

Cost of revenue

The following table presents our cost of revenue for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$66,897	$73,956	(9.54)%	$206,661	$206,021	0.31%

Cost of revenue includes the cost of products paid to third party vendors, along with any changes in provision for excess and obsolete inventory.

For the three months ended September 30, 2009, cost of revenue decreased by $7,059, or 9.54%, as compared to the three months ended September 30, 2008.  The decrease related primarily to an increase in the provision for obsolete SmartSlide™ products inventory of $46,617, offset by the decrease in revenues, for which the corresponding direct cost was $20,280, giving a gross margin of 74% on product sold, as the costs for our products remained substantially unchanged.

For the nine months ended September 30, 2009, cost of revenue increased by $640, or 0.31%, as compared to the nine months ended September 30, 2008.  The increase related primarily to a provision for obsolete SmartSlide™ products inventory of $149,901, offset by the decrease in revenues, for which the corresponding direct cost was $56,760, giving a gross margin of 70% on product sold, as the costs for our products remained substantially unchanged.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$136,055	$328,289	(58.56)%	$452,241	$1,008,969	(55.18)%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2009, sales and marketing expenses decreased by $192,234, or 58.56%, as compared to the three months ended September 30, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and also from reductions in consultant costs, sales commissions and travel expenses.

For the nine months ended September 30, 2009, sales and marketing expenses decreased by $556,728, or 55.18%, as compared to the nine months ended September 30, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and also from reductions in consultant costs, sales commissions and travel expenses.

We expect selling expenses will increase in the future as the company increases its marketing activity and commission expense in conjunction with sales of its SmartChip™ products.

 Research and Development

    The following table presents the research and development expense for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$1,267,036	$1,205,511	5.10%	$3,441,625	$3,503,573	(1.77)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2009, research and development expenses increased $61,525, or 5.10%, as compared to the three months ended September 30, 2008. The increase resulted primarily from an increase in SmartChip™ development activity, including the cost of leased equipment, and of accelerated depreciation on SmartSlide™ molds assessed as providing no future benefits, offset by a decrease in SmartSlide™ development activity.

For the nine months ended September 30, 2009, research and development expenses decreased $61,948, or 1.77%, as compared to the nine months ended September 30, 2008. The decrease resulted primarily from a reduction in activity related to the SmartSlide™ System, which is in production, offset by an increase in activity related to development of the SmartChip™ System, including the cost of leased equipment, and of accelerated depreciation on, and expensing of, capital equipment related to both SmartChip™ and SmartSlide™ assessed as providing no future benefits.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets, and in the short term to complete testing and establish the commercial viability of the SmartChip™ System. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$1,063,635	$648,966	63.90%	$3,170,017	$1,971,773	60.77%

WaferGen’s general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2009, general and administrative expenses increased $414,669, or 63.90%, as compared to the three months ended September 30, 2008. The increase was mostly due to an increase in consultancy fees, most notably for investor relations and strategic planning, and in legal and professional fees, principally relating to intellectual property, offset by a reduction in salaries due to the departure of the Chief Financial Officer.

For the nine months ended September 30, 2009, general and administrative expenses increased $1,198,244, or 60.77%, as compared to the nine months ended September 30, 2008. The increase was mostly due to severance costs related to the resignation of the company’s former Chief Technology Officer and Chief Financial Officer, along with higher consultancy fees, most notably for investor relations and strategic planning, and higher legal and professional fees, principally relating to intellectual property.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$5,336	$16,709	(68.07)%	$9,792	$66,490	(85.27)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2009, interest income decreased $11,373, or 68.07%, as compared to the three months ended September 30, 2008. For the nine months ended September, 2009, interest income decreased $56,698, or 85.27%, as compared to the nine months ended September 30, 2008. The decrease in both periods was due to a reduction in the average cash invested in interest-bearing accounts, and the lower interest rates afforded.

 Interest Expense

The following table presents the interest expense for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$2,435	$4,957	(50.88)%	$7,195	$12,182	(40.94)%

The interest expense for both periods was mostly incurred due to our capital lease obligations.

For the three months ended September 30, 2009, interest expense decreased $2,522, or 50.88%, as compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense decreased $4,987, or 40.94%, as compared to the nine months ended September 30, 2008. The decrease in both periods was due to a reduction in the balances outstanding on our capital leases, offset by other miscellaneous interest charges in 2009.

 Miscellaneous Expense

The following table presents the miscellaneous expense for the three months and nine months ended September 30, 2009 and 2008, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2009	2008	% Change	2009	2008	% Change

$12,169	$23,298	(47.77)%	$34,484	$26,239	31.42%

For the three months ended September 30, 2009, miscellaneous expense decreased $11,129, or 47.77%, as compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, miscellaneous expense increased $8,245, or 31.42%, as compared to the nine months ended September 30, 2008. Miscellaneous expense was the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, most notably a loss of $18,029 on receipt of funds from EEV in June 2009 for 111,111 Series B RCPS issued by WGBM (see NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1), for which the local currency exchange rate had been fixed in 2008. The remaining expense in the three and nine months ended September 30, 2009 and 2008 is mainly due to revaluation of the intercompany account at the balance sheet date.  The subsidiary’s activities did not begin until the second quarter of 2008, so intercompany balances were lower, causing exchange losses to be lower in the comparative periods, however, this was offset by lower exchange rate fluctuations between the dollar and ringgit in 2009.

  Headcount

Our consolidated headcount as of November 13, 2009 comprised 31 regular employees, compared to 31 regular employees as of December 31, 2008.

 Liquidity and Capital Resources

From inception through September 30, 2009, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $19,226,025, net of offering costs, from the sale of common stock and warrants, and $3,056,887, net of offering costs, from the sale of redeemable convertible preferred stock in its Malaysian subsidiary. As of September 30, 2009, we had $4,061,061 in cash and cash equivalents, and working capital of $2,286,701, with no additional capital resources presently available.

 Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2009 and 2008 in the amounts of $5,269,610 and $5,749,771, respectively.  The cash used in operating activities in the nine months ended September 30, 2009 was due to cash used to fund a net operating loss of $7,112,815, offset by non-cash expenses related to depreciation and amortization, stock-based compensation, exchange loss, inventory provision and expensed equipment totaling $1,193,365 and by cash provided from a change in working capital of $649,840. The decrease in cash used in the nine months ended September 30, 2009 compared to 2008 was driven primarily by the increase in accrued severance pay, to be paid to two former officers over the fourteen months commencing on June 17, 2009, and in non-cash expenses, offset by an increase in the net operating loss.

Net Cash Used in Investing Activities

The Company used $180,242 in the nine months ended September 30, 2009, and $528,693 (net of a deposit of $51,446 made in 2007 applied to a 2008 purchase) in the nine months ended September 30, 2008, to acquire property and equipment.  The cash used in the nine months ended September 30, 2009 includes the cost of equipment of $123,998, which was capitalized, but not depreciated, at March 31, 2009, and was re-assessed and expensed as research and development in the three months ended June 30, 2009.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2009 was $6,900,155.

In June 2009, the Company received net cash of $3,764,169 (after offering expenses of $206,825 and a selling agent commission of $160,256) from the sale in a private placement offering of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock with an exercise price of $2.00 per share. In August 2009, the Company received further net cash of $1,956,695 (after offering expenses of $24,205 and a selling agent commission of $149,100) from the sale of an additional 1,704,000 shares of common stock and warrants to purchase 511,200 shares of common stock with an exercise price of $2.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In addition, in June 2009 the Company received $100,168 when 71,041 warrants were exercised at a price of $1.41. Also, in June 2009, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), received $212,578, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 redeemable convertible preferred shares (“RCPS”), and in September 2009, WGBM received further net cash of $904,309, net of issuance costs, in exchange for the issuance of a further 410,279 RCPS (See NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information related to RCPS). Further, in August 2009, WaferGen received $2 from the exercise of stock options, for combined net cash proceeds of $6,937,291. This was offset by repayments on capital leases for equipment of $37,766.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $4,318,309.

In May 2008, the Company received net cash of $3,478,745 (after offering expenses) from the sale in a private placement offering of 1,585,550 shares of common stock and warrants to purchase 634,220 shares of common stock with an exercise price of $3.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In addition, in July 2008, WGBM received $968,899, net of issuance costs, in exchange for the issuance of 444,444 RCPS (See NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information related to RCPS).  Further, in May 2008, WaferGen received $4,079 from the exercise of stock options for a combined net cash proceeds of $4,451,723.  This was offset by repayments on capital leases for equipment of $133,414.

Availability of Additional Funds

The Company expects to raise a further $720,000, net of an exchange loss and issuance costs, in exchange for the issuance of Series B RCPS. WGBM expects to sell 222,222 and 111,111 Series B RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share to PMSB and EEV, respectively, completing the sale of 666,666 Series B RCPS under the terms of the SSA (See NOTE 6 to the Condensed Consolidated Financial Statements in Part I, Item 1, for further information).

We believe funds available at September 30, 2009, along with the net proceeds from the sale of Series B RCPS, will fund our operations through January 2010. Thereafter, we expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip™ products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to fund the commercialization and manufacture of our SmartChip™ products and services which are currently foreseen by management. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of RCPS in our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of WaferGen, Inc. and WaferGen Biosystems (M) Sdn. Bhd., a Malaysia subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Inventory Valuation.

Inventories are stated at the lower of cost and market value. We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of demand requirements and product lifecycle. Inventory valuation provisions are assessed on the amount of inventory, on a line by line basis, for which quantities on hand exceed one year’s projected demand. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated liquidation value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Stock-Based Compensation.

We measure the fair value of all stock-based awards, including stock options, on the grant date and record the fair value of these awards as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model. Amounts expensed were $479,069 and $317,158, net of estimated annual forfeitures ranging from 5% to 6%, and 6%, respectively, for the nine months ended September 30, 2009 and 2008, respectively.

The fair value of each option grant has been estimated using the following assumptions for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Weighted-average grant date fair value	$0.57	$0.36

Risk-free interest rate	1.31% - 2.72%	2.90% - 3.34%

Expected term	4.75 Years	4.75 - 5.00 Years

Expected volatility	40.04% - 41.99%	16.97% - 18.91%

Dividend yields	0%	0%

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in NOTE 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the third quarter of 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 4.    Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in Item 9A(T) in our Annual Report on Form 10K for the year ended December 31, 2008, which continued to exist at September 30, 2009, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gordon v. WaferGen.  In February 2009, an action entitled Kimberly E. Gordon v. WaferGen, Inc. was filed in the Alameda County Superior Court. This was an automobile personal injury lawsuit, in which it was alleged that a then WaferGen employee negligently operated a vehicle, injuring the plaintiff. The complaint sought damages for medical costs, pain and suffering and lost income. The basis of alleged vicarious liability against the Company was that the former employee was driving a vehicle in the scope and course of his employment with the Company. The plaintiff and Company have agreed to an out-of-court settlement, for a sum that was accrued in full at September 30, 2009.

Vida Communication v. WaferGen.  In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, is suing the Company for a total of $165,000 for breach of contract, claiming balloon payments that could potentially have been triggered by the Company’s external fundraising, and damages for early termination. The case is in the discovery stage. The Company believes the claims are without merit, and intends to vigorously defend itself against such action.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item, with respect to equity securities of the Company sold by the Company during the period covered by this Report that were not registered under the Securities Act, has previously been provided in the Company’s Current Reports on Forms 8-K filed with the Securities and Exchange Commission on June 18, 2009 and September 2, 2009.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

Item 5.     Other Information

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Entry into Employment Agreement with Executive Officer

On November 10, 2009, we entered into an employment agreement with Mona Chadha to serve as our Executive Vice President of Marketing and Business Development and Interim Chief Operating Officer. Ms. Chadha’s employment with the Company will be “at will” at all times.  Pursuant to this employment agreement, Ms. Chadha is entitled to receive an annual base salary of $225,000, subject to annual reviews by our Compensation Committee. Ms. Chadha is also entitled to a performance-based bonus of up to 40% of her salary. In addition, with respect to fiscal year 2009 only, Ms. Chadha will receive the following supplemental payments: (i) upon execution of the employment agreement, $16,575.71, and (ii) $16,575.71 when the Company pays its December 15, 2009, regular payroll.  These additional payments are, in the aggregate, equal to the difference between the base salary rate above and the salary payments received by Ms. Chadha for the period from March 20, 2009 (the date she was appointed as the Company's Interim Chief Operating Officer) through October 29, 2009.  If we terminate Ms. Chadha’s employment without cause or if Ms. Chadha resigns for good reason, (a) we will pay Ms. Chadha her then current annual base salary for (i) one year if the termination occurs prior to October 30, 2010, or within 12 months after the completion of a change of control of the Company, or (ii) six months otherwise, in each case payable in accordance with standard payroll procedures (or in a lump sum if the termination occurs within 12 months after the completion of a change of control), and (b) any earned but unpaid base salary, a prorated portion of her annual bonus and reimbursement for employment-related expenses and for unused, but accrued, vacation days. Receipt of salary continuation severance payments is conditioned on Ms. Chadha’s not competing with us during the period of the payments.

Item 6.     Exhibits

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit Number	Description

10.1	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.

10.2	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.

10.3	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.

10.4
Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.

10.5 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha

10.6	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1
Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2
Section 1350 Certification of principal financial officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

†   Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 13, 2009

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.

10.2	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.

10.3	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.

10.4
Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.

10.5 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha

10.6	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

 †           Indicates management contract or compensatory plan or arrangement