Form 10-K
WaferGen Bio-systems, Inc.
filed 2010-03-22
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
       (Mark One)
       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2009

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ______________

Commission File Number 333-136424

 WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0416683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7400 Paseo Padre Parkway, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 651-4450
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $32,185,107. As of that date, 22,989,362 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2010, the registrant had a total of 33,539,857 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

PART I

Item 1. Business

Overview

WaferGen was incorporated in Delaware on October 22, 2002. Our headquarters are located in Silicon Valley in Fremont, California. We also have a subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. Since beginning operations in 2003, we have been engaged in the development, manufacture and marketing of laboratory analytical instruments for cell biology, and later started the development of analytical instrumentation for gene expression and genotyping research for the life sciences and pharmaceutical drug discovery industries. On May 31, 2007, WaferGen merged with a subsidiary of WBSI and became a wholly-owned subsidiary of WBSI, incorporated in Nevada, which is continuing the business of WaferGen as a publicly traded company.

Our products are aimed at professionals who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker (gene expression profiling) and genotyping research. Pharmaceutical and biotech companies spent approximately $65.2 billion in 2008 on research and development for new drug discovery, according to a combined analysis conducted by Burrill & Company. We believe that many of these efforts seek new therapeutic drugs, and that much of this spending will be directed at developments at the molecular level for understanding the expression of specific segments of DNA1 (or genes). Through our SmartChip Real-Time PCR System (“SmartChip System”) we are aiding professionals in re-defining performance standards with significant time and cost savings in the fields of personalized medicine and pharmacogenomics (the study of how genes affect the way individuals respond to drugs).

We are primarily focused on developing a gene expression and genotyping product, the WaferGen SmartChip Real-Time PCR System (“SmartChip System”). We have completed development of our first generation SmartChip 5K System, which is an innovative real-time polymerase chain reaction (“real-time PCR”)2 tool to allow scientists to study thousands of genes simultaneously based on gene specific pathways, potentially leading to discovery of clinically relevant disease signatures. Prior to commercialization of our SmartChip System, we are offering a service for gene-expression profiling using the SmartChip System in-house.

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

We believe that an era is dawning of personalized treatment based on genetic analysis that will initially provide options for patients with certain malignancies and will expand to other diseases. The SmartChip System’s high density, rapid cycling configuration is expected to provide throughput levels that are expected to deliver clinical research solutions at a fraction of the time and cost currently possible with existing competing systems. The SmartChip System also will be used for genotyping.

1	DNA: (Deoxyribonucleic acid) - A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded, double helical form is the genetic material of most organisms.

2
Polymerase Chain Reaction (PCR) - PCR is an enzymatic process to increase the number of copies of DNA for easier detection. Real-time PCR chemistries allow for detection of the reaction in the early phase rather than the late phase of the reaction. The polymerase enzyme “reads” an intact DNA strand as a template and uses it to synthesize a new strand, which sets in motion a chain reaction in which the DNA template is exponentially amplified, generating millions or more copies of the DNA piece. Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time after each amplification cycle.

We expect to incur significant expenses completing the development and commercialization of the SmartChip product line. We are shipping our SmartChip System to selected early access customers in the first half of 2010, and are working towards a system ready for general commercial availability in the second half of 2010.

In late 2009 we launched a new, innovative service for gene-expression profiling of thousands of genes using the SmartChip System. By taking advantage of the SmartChip System, we offer universities, pharmaceutical, biotech and diagnostic companies a service that utilizes pathway-specific gene panels to discover and validate new biomarkers.

We have also been producing and selling our SmartSlide™ Micro-incubation System (“SmartSlide™ System”). The SmartSlide™ System provides a controlled environment and physiological conditions for time lapse imaging studies, allowing researchers to characterize, differentiate, and proliferate various cells, as well as providing optimal growth conditions for cells that are difficult to grow, such as stem and primary cells. We introduced our SmartSlide™ System through the early access program during 2006 and made our first sales during October 2006. We generated $379,373 of revenue from sales of SmartSlide™ products in 2009, and $621,866 in 2008.

WaferGen intends to employ a business model that generates revenue from both the sale of instruments (i.e. the SmartChip System) and a recurring revenue stream from the sale of consumables (i.e. the SmartChip), similar to the “razor and razor blade” business model. In addition, by offering our service for gene-expression profiling of thousands of genes using the SmartChip System in-house, we are generating a short-term revenue stream prior to commercialization and offering early access to the product.

Products

Gene Expression Products

Genomics Background

DNA is a molecule, contained in the chromosomes in the nucleus of each living cell, that encodes the genetic instructions used in the development and functioning of all known organisms (other than some viruses). The DNA segments that carry this genetic information are called genes (other DNA segments are involved in regulating the use of the genes or have merely structural purposes). Chemically, DNA consists of a long chain of simple units called nucleotides, with a backbone made of sugar and phosphate groups. Attached to each sugar in the backbone is one of four types of molecules called bases. It is the sequence of these four bases along the backbone that encodes information, like a four-letter alphabet.

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

Genes are segments of DNA that carry separate information packets of the genome. This information is read when the two strands of DNA “unzip” and the series of bases representing a gene are copied into the related nucleic acid RNA3. Like DNA, RNA also has four types of bases that bond with just one type of base on the DNA strand. This complementary base pairing of DNA onto RNA is called transcription. The transcribed RNA strand then separates from the DNA strand and acts as a template for the cell’s machinery to construct functional proteins. The sequence of the RNA bases specifies the sequence of the 20 standard amino acids that make up proteins. This process of translating genes in DNA into functional proteins is called gene expression.

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

Another contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in complex organisms such as humans. Although most cells contain an organism’s full set of genes, each cell, according to its function, expresses only a fraction of this set of genes in different quantities and at different times. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease.

Every person inherits two copies of each gene, one from each parent. The two copies of each gene may be identical, or they may be different (when they differ, the different versions are called alleles). These differences are referred to as genetic variation. Examples of the physical consequences of genetic variation include differences in eye and hair color. Genetic variation can also have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. A common form of genetic variation is a single-nucleotide polymorphism, or SNP. A SNP is a variation in a single “letter” in the DNA sequence between the two copies of the same gene. While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Since there are generally millions of SNPs in an individual, it is important to investigate many SNPs simultaneously in order to discover medically valuable information.

Gene Expression Technology Overview

Gene expression is used to provide information on the roughly 22,000 genes within the human genome. Life science researchers use gene expression profiling to study the differences in expression of genes in a normal versus a disease state. For example, a comparison of gene expression profile of breast cancer patients to those of normal patients will provide an indication of genes that are expressed differently between the two populations. Such differences can lead to identifications of genes that may be indicative of a disease state. One such example is the HER2 gene known to play a role in breast cancer. Furthermore, such differences can help physicians make treatment decisions. Researchers are conducting studies to identify a single or multiple genes that play a role in a particular disease. There are two technologies used to study gene expression, microarray and real-time PCR.

Microarrays consist of miniscule amounts of hundreds or thousands of gene sequences that are chemically attached to a surface, such as a microchip, a glass slide, or a bead. When a gene is activated in a cell, cellular machinery transcribes the gene’s DNA sequence into messenger RNA. As described above, the RNA is complementary and therefore will bind to the original portion of the DNA strand from which it was copied. To determine which genes are turned on and which are turned off in a given cell, the messenger RNA molecules present in that cell are collected and labeled by attaching a fluorescent dye. The labeled mRNA is placed onto a DNA microarray slide. The mRNA that was present in the cell, together with its fluorescent tag, will then hybridize—or bind—to its complementary DNA on the microarray.

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

However, microarrays have limited sensitivity, accuracy and dynamic range. Human genes are expressed across a “six log” range (a single copy to a million copies) in a cell, with most species of RNA being present in fewer than 100 copies. The dynamic range of microarrays is estimated to be 2 to 3 logs4. Microarrays are able to detect genes that are expressed in large numbers of copies but miss genes that are present in fewer than 100 copies. Thus microarrays capture only 20-40% of the expressed genes. Consequently, one obtains only a partial view of the expression profile when utilizing microarrays due to the limited sensitivity. These overlooked genes may be important in a particular disease state. As a consequence of these limitations, the discovery of genes identified by microarray technology requires further validation using real-time PCR.

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

Traditional PCR merely increases the number of DNA copies for easier detection. Real-time PCR permits quantitative analysis, rather than just a qualitative yes/no as to the presence of a gene. Real-time PCR can produce an absolute measurement, such as number of copies of mRNA per nanoliter of sample, or a relative measurement in comparison to other expressed genes. Furthermore, real-time PCR chemistries allow for the detection in the early phase, rather than the later phase of these reactions, thereby decreasing process time and increasing accuracy.

Because real-time PCR does not measure thousands of genes simultaneously (like a microarray analysis), real-time PCR has low throughput and relatively high cost, making it unfeasible for whole genome analysis or for very high throughput studies. Thus, in practice, researchers typically first use microarray to identify which genes are over- or under-expressed in the whole genome and then apply real-time PCR to a specific set of those genes to accurately quantify gene expression. The process is referred to as discovery and validation.

SmartChip System

We believe our SmartChip System, assuming successful development and commercialization, would combine the best of both existing gene expression technologies and genome analysis enabled by microarrays with the sensitivity and accuracy of real-time PCR, a single platform that enables biomarker discovery and validation. WaferGen’s SmartChip Real-Time PCR System consists of three components: a SmartChip, comprising 5184 nanowells preprogrammed with gene-specific reaction content; a SmartChip Nanodispenser for applying sample and reaction mix to the SmartChips; and a SmartChip Cycler for performing and collecting data from the real-time PCR assays. Our SmartChip System will be provided with sub-nanoliter (one-billionth of a liter) dispensing of oligoneucleotide5 reagents and sub-microliter (one-millionth of a liter) dispensing of samples into a 5,184 to 30,000 well chip that will allow for high throughput real-time PCR amplification of pathway based gene discovery of the 22,000 genes that represent the whole human genome. Our SmartChips are designed with evaporation control measures that allow for the use of nanoliter volumes, thermal cycling and temperature control. Our software system is being developed to also analyze the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip System is being designed to be able to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

4
Log (logarithm) range is the standard way of expressing sensitivity range; it is calculated by a serial dilution of the sample, with each tenfold dilution being one log; if, for example, a sample is diluted four times by tenfold, and a device is able to detect a gene signal in all these dilutions, then the dynamic range of the detector is said to be three logs.

5	An oligonucleotide is a short nucleic acid polymer, typically with twenty or fewer bases.

The SmartChip System is being engineered to deliver superior performance with the combination of high sensitivity and high throughput on a single chip, enabling scientists to rapidly view a large dynamic range of the expressed genes of the human genome. The genetic analysis using the SmartChip System is expected to require one day versus what would currently take days to weeks to discover the gene expression signature with microarrays and then verify the signature with real time PCR utilizing existing genetic analysis systems. As more clinical studies are carried out using validated gene sets, we believe the market will require, and demand, higher throughput solutions to process large numbers of clinical samples. Today’s solutions typically allow only a few patients’ samples per chip. We believe that we offer a throughput capability that will allow up to hundreds of samples on a single chip.

The current market cost of real-time polymerase chain reaction (“real-time PCR”), which we believe researchers currently view as the “gold standard” for genetic analysis, is approximately $1.00 per data point. We believe that our development of the SmartChip System, which is designed to utilize real-time PCR, will cost approximately $0.12 to $0.20 per acquired data point, or assay, when commercialized.

We believe our SmartChip System is also capable of achieving time-savings when compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months due to multiple plates and hundreds of pipetting steps required. Our goal for design and development of our SmartChip System is to develop the ability to quantitatively analyze the gene specific pathways or whole genome with the performance of real-time PCR technology, which, if we succeed, could be as short as a single day, and would represent a significant advancement. In addition, our development of the SmartChip System seeks to allow 5,184 - 30,000 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing the unmet needs of the clinical trial market. We believe today’s leading technologies are limited in throughput of 96-wells, 384-wells and 1536-wells. Some new entrants in the market place like Fluidigm offer maximum throughput of 10,000 assays per chip but are limited to the validation market by offering products that can do handful of genes in 24 or 96 samples on a single chip with third party solutions for reagents and assays for their chips.

Our SmartChip System is designed as an integrated instrument capable of thermal cycling, real-time detection and software for control and analysis. The product, upon completion, will be available with primer-ready chips for gene expression and genotyping analysis.

We are planning to commercialize our SmartChip System with two chip and two instrument configurations:

•	A 5,184-assay chip for study of gene panels or for candidate genes of interest to customers; and

•	A high-throughput whole-genome version with 30,000 assays per chip.

An “alpha” version of the SmartChip System was tested at the University of Pittsburgh Medical Center (UPMC) under a funding grant from the National Institutes of Health (NIH). This testing was done to conduct novel gene expression research in the area of lung disease. Successful demonstration of sample dispensing, thermal cycling, and real-time fluorescent signal detection of 1,000 oncology genes (in triplicate with negative controls) was achieved on 5,184-well content-ready SmartChips using small amounts of RNA samples (300-500ngs) from chronic obstructive pulmonary disease (COPD), idiopathic pulmonary fibrosis (IPF) and healthy patients. The researchers’ goal is to identify and validate disease relevant gene expression signatures and microenvironments, while also generating relevant module maps of COPD and IPF that will help to characterize the diseases and their underlying causes. Additionally, this research will include the development and application of the PulmoSmartChip, a custom designed SmartChip molecular phenotyping assay for COPD and IPF. The PulmoSmartChip, which will include the lowest number of genes that distinguish all phenotypes of IPF and COPD, will be used to identify and validate module networks (sets of genes that are co-regulated to carry out a common function) capable of predicting the natural history of the diseases and patients’ response to specific therapeutics. Researchers at UPMC believe that the availability of these modules, as well as the validated PulmoSmartChip assay that allows their measurement using parallel quantitative real-time PCR, will be a significant step in laying the foundations for the introduction of personalized medicine approaches in pulmonary medicine.

Early in 2009 we formed a subsidiary company, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), and announced the formal opening of our new, state-of-the-art facilities in Kulim Hi-Tech Park, Kedah, Malaysia. WGBM is launching various initiatives to support a number of ongoing SmartChip System development and commercialization goals. The primary functions of this new organization are to oversee regional research and development activities related to the SmartChip System, pursuing and establishing valuable research and development collaborations with local universities and government-run research centers, and coordinating production of the SmartChip System with WaferGen’s Malaysia-based contract manufacturer.

Initial work at the new subsidiary is focused on research and development activities related to the optimization of various gene panel assays to be used with the SmartChip System. These assays are for developing disease and pathway specific gene panels. To support these research and development efforts, WaferGen intends to work with the Malaysian Industrial Development Authority (MIDA) and the Malaysian Biotechnology Corporation Sdn. Bhd. (BiotechCorp) to facilitate and accelerate the operation of WGBM.

In January 2009, we entered into a research collaboration with the University of Texas Southwestern Medical Center for the SmartChip System. UT Southwestern is conducting novel research projects using the SmartChip System in order to identify and validate gene expression biomarkers related to wound healing. Additionally, researchers will aim to examine the impact the identified biomarkers have on patients’ response to treatment. WaferGen and UT Southwestern scientists believe that the research conducted as part of this collaboration may lead to the discovery of the relative importance of specific genes associated with wound healing. In turn, this critical genetic information may ultimately provide physicians with new tools for determining appropriate treatments for wound healing. As part of this project, The University of Texas Southwestern Medical Center demonstrated the utility of WaferGen’s new proprietary SmartChip Nano-dispenser. The Nano-dispenser is used for loading samples and enzymes onto content-ready SmartChips for use with WaferGen’s SmartChip Real-Time PCR System. The SmartChip Nano-dispenser enables the loading of a single sample into 5,184 nano-wells in a single step in approximately 20 minutes—at least three times faster than standard nano-dispensers. The UT Southwestern research collaboration will further validate the SmartChip System.

In March 2009 we entered into a wound healing research collaboration with IR BioSciences Holdings, Inc., a development-stage biotechnology company focused on the research, development and licensing of ImmuneRegen’s wound healing drug candidate, Homspera®, and with the University of Texas Southwestern Medical Center. Under terms of the collaboration, UT Southwestern researchers will conduct preclinical and clinical studies to evaluate the efficacy of Homspera®. As part of these studies, our SmartChip System will be used to understand the mechanism of action of Homspera®.

The collaborators believe that these studies may demonstrate the key role that the innovative capabilities of the SmartChip system can play in the field of drug development, particularly in validating relevant gene expression biomarkers and assessing their impact on patient response to treatment. Additionally, the studies are expected to provide ImmuneRegen with important data to support potential applications for Homspera in a range of therapeutic applications.

These studies, which provide the first opportunity for the SmartChip platform to assist in the drug development process, are expected to demonstrate the following key SmartChip system capabilities:

•	Support of both preclinical and clinical studies;

•	Validating potential biomarkers in many samples with rapid turnaround time, allowing for expedited drug development decisions; and

•	High sensitivity and accuracy with limited amount of sample from needle biopsy.

In April 2009 we signed a research collaboration with Duke University Medical Center scientists in the Institute for Genome Sciences and Policy to conduct novel genotyping research projects using the SmartChip Real-Time PCR System in order to validate single-nucleotide polymorphisms (SNPs) that are related to breast cancer. Additionally, researchers will aim to examine the impact the validated SNPs have on patients’ disease prognosis and response to treatment. While this is the fourth SmartChip research collaboration that WaferGen has entered into with leading U.S. researchers, it is the first to leverage the platform’s unique genotyping capabilities for SNP validation. This study has been postponed until later in 2010 because we are waiting for a multi-sample dispensing solution.

We believe that the research conducted as part of this collaboration may lead to the discovery of the relative importance of specific SNPs associated with breast cancer. In turn, this critical genetic information may ultimately provide physicians with new tools for determining appropriate treatments for breast cancer, while also assisting biotechnology and pharmaceutical companies in developing novel targeted therapeutics.

In February 2010, WaferGen scientists presented validation results of the SmartChip System at Cambridge Healthcare Institute’s 17th International Molecular Medicine Tri-Conference. The poster presentation provided an overview of our whole genome, high-throughput SmartChip System, and data to demonstrate the system’s ability to quantify gene expression levels by real-time PCR for a large number of genes at one time utilizing a simple workflow. WaferGen’s SmartChip Human Oncology Gene Panel was used to quantify changes in gene expression levels in breast and lung tumors. Data from the study support the conclusion that WaferGen’s SmartChip System provides an easy solution to perform massively parallel gene expression studies using real-time PCR technology. In addition, the availability of content-ready chips allows for an easy workflow for the researcher. Finally, the system allows analysis of thousands of genes using low (0.5 mg) sample input.

To date, we have designed 5,184-well chips, and are already shipping to our early access customers. We also have 30,000-well chips in development. With the 5,184- well chips, we have demonstrated our ability to perform several key steps required in a commercial version of the SmartChip System, including thermal cycling. This requires the ability to seal the sample wells on the chip, which we have also demonstrated. Additional milestones that we are working towards in conjunction with launching the SmartChip System are:

•	Presentations by collaborators and in-house scientists at scientific conferences;

•	Process SmartChip samples through our fee for service business;

•	Establish early access customers in the U.S., Japan and Europe;

•	Commercial launch of the 5,184- SmartChip System;

•	Complete development of the SmartChip multi sample nano-dispenser; and

•	Commercial launch of four gene panels, including oncology and microRNA.

Market Applications of the SmartChip System

We believe the SmartChip System, with its advantages of higher throughput, lower cost, superior sensitivity, will have multiple market applications.

We believe the SmartChip System will become the technology of choice in both research and clinical settings.

•
 Biomarker Discovery. New targets (biomarkers) for drugs can be identified through the analysis of gene profile expression in diseased cells. Potential applications include cancers, arthritis, and lung diseases.

•
 Drug Validation and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) of new drugs and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). FDA guidance6 calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

•
 Drug Response Monitoring. Patient outcomes can be improved by evaluation of a proposed drug’s potency and specificity in order to determine individualized patient dosing, thereby decreasing adverse drug reactions, and improving drug efficacy.

•
 Detection of Rare Mutations. The Cancer Genome Project is using the human genome sequence and high throughput mutation detection techniques to identify somatically acquired7 sequence variants/mutations and hence identify genes critical in the development of human cancers.

6	FDA News Release - March 22, 2005 - issued a final guidance titled “Pharmacogenomic Data Submissions.”

7	Mutations rising in individual cells in the body outside the “germ-line” (sperm and egg) cells that created the individual, and hence not present in all of a person’s cells.

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

This sequential process may take from many months to a few years to complete using currently available techniques. The limitation in today’s gene expression studies is the use of microarrays as a starting point for discovery, which only provides a partial glimpse of the expression profile. Real-time PCR techniques, which offer significantly increased sensitivity, are limited in throughput and are cost prohibitive for whole genome analysis. It would cost in excess of $100,000 per analysis (assuming $1 per assay plus reference plus triplicates) to study even a single whole genome (30,000 genes) sample and will take many months to complete this study (reported in a MicroArray Quality Control study conducted by the FDA published in September 2006 in Nature Biotechnology8). Biomarker investigation requires multiples of such analyses to confirm discovery.

Drug Development and Clinical Trial Validation: Clinical trials are the most expensive phase for pharmaceutical drug development. The use of gene expression and genotyping is becoming critical to identify a safe drug (toxicogenomics) for the right patient population (pharmacogenomics). Once a set of genes (biomarker) is identified, they are used in numerous samples in clinical trials for pattern recognition, toxicity profiling and patient selection. Similarly, locations of SNPs involved in disease variation and metabolism are also being utilized in clinical trials to understand disease predisposition, requiring thousands of samples to be analyzed.

In its Pharmacogenomic Data Submissions guidance referred to above, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials. This has created a need for reliable, high-throughput, cost-effective technologies. Today’s hybridization-based techniques can process only one sample at a time. Thus, for a clinical trial of 1,000 patients, one would need to use 1,000 chips. Established real time PCR instrument suppliers typically process 96 to 1,536 assays. Our SmartChip System is expected to offer the ability to study 5,184 assays on a single chip, and thus many samples in candidate genes of interest with limited amount of the biological sample.

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

8	The MicroArray Quality Control (MAQC) project shows inter- and intra-platform reproducibility of gene expression measurements, Nature Biotechnology, Vol. 24:9, p 1151, September 2006.

Detection of Rare Mutations: The Cancer Genome Project’s DNA sequencing of patients’ tumors is underway and is rapidly defining cancer-causing mutations. Today, this is accomplished by using hybridization approaches which are unable to detect rare somatic mutations. Such techniques require the use of more sensitive methods like PCR and require genotyping of many samples (50 to 500). WaferGen intends to use allele-specific PCR with the SmartChip System to enable genotyping at multiple sites in multiple samples, as well as to provide a robust solution for detecting rare mutations. Current allele-selective PCR is able to reliably genotype SNPs (germ-line) and also reliably detect minority (somatic) mutations at sensitivity range of 100 to 10,000 mutations.

Future Applications - From Research to Diagnostics: New biomarkers for gene expression and genotyping are eventually expected to become essential for practicing physicians to identify the right drug for the right patients and lead to new ways of diagnosing and monitoring diseases. Biomarkers and platforms that are being used in clinical trials for a particular therapy are expected to become standard for molecular diagnostics. This market is still in its early development.

The WaferGen Service for Gene-Expression Profiling Using SmartChip

In late 2009 we announced a new, innovative service for gene-expression profiling of thousands of genes using the SmartChip Real-Time PCR System. By offering SmartChip services we provide early access to our products and a short-term revenue stream prior to commercialization. By taking advantage of the SmartChip Real-Time PCR System, we are offering universities, pharmaceutical and diagnostic companies a service that utilizes pathway-specific gene panels to discover and validate new biomarkers. Researchers will get early access to the technology and the benefit of new and upcoming gene panels. In addition, academic researchers can get preliminary data at a reasonable cost to submit for grants to complete more advanced studies.

The WaferGen SmartChip Service is targeted at scientists involved in the discovery and validation of molecular biomarkers. The initial product to be run on the SmartChip platform is the SmartChip Human Oncology Gene Panel that provides pathway based gene expression profiling for Oncology. It may also be used for Immunology, Metabolic and Stem Cell research. The 5,184 nano-well SmartChip uses a small amount of biological material to query a thousand genes in a single sample, enabling discovery of biomarkers while saving researchers time and money.

In the first quarter 2010, we made available, as part of this SmartChip gene-expression profiling service, the Human MicroRNA Panel, which provides one of the most comprehensive human microRNA panels presently available, with over 800 microRNAs on a single SmartChip. The final version of 885 microRNAs will assure that the latest and most complete information is made available to researchers in a single panel. The SmartChip design allows WaferGen to quickly incorporate newly released sequences giving researchers the ability to stay up to date with the latest discoveries.

MicroRNAs are small non-protein-coding single-stranded RNA molecules of 21-23 nucleotides in length that function as negative regulators of gene expression by targeting specific messenger RNAs. This either inhibits translation or promotes messenger RNA degradation. Cancer diagnosis, prognosis, and treatment are important potential clinical applications of microRNA profiling. The new Human MicroRNA expression profiling service will use the human genes from the new miRBase version 14.0 sequence database, providing researchers with the latest, up-to-date-sequences.

SmartSlide™ Micro-Incubation System

We have developed and are currently marketing the SmartSlide™ System, a first-of-its-kind family of integrated fluidics exchange micro-incubation products that work seamlessly with inverted microscopes9. This breakthrough technology provides a controlled environment and physiological conditions for cell biology and stem cell researchers to conduct complex time lapse imaging studies to characterize, differentiate and proliferate cells, as well as grow stem, primary and other difficult to cultivate cells. These innovative capabilities allow researchers to pursue cutting-edge research topics that are not addressable with existing technology. However, the Company is primarily focusing on the development and commercialization of the SmartChip System, which we believe has significantly greater potential than SmartSlide™.

9
An inverted microscope is a microscope with its light source above the stage pointing down, while the objective is below the stage pointing up; they are used for observing living cells or organisms at the bottom of a large container (e.g., a tissue culture flask) under more natural conditions than on a glass slide, as is the case with a conventional microscope.

Competition

SmartChip Systems

We believe the primary industry competitors in the markets in which WaferGen plans to enter and compete are Life Technologies Corporation (“LIFE”), Affymetrix, Inc. (“Affymetrix”) and Illumina, Inc. Other companies known to be currently serving the genetic analysis market include Agilent Technologies, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Eppendorf AG, Beckman Coulter, Inc., Fluidigm Corporation and F. Hoffmann-La Roche & Co. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technology, and other resources than we do. Affymetrix is the leader in microarrays for whole genome analysis, and LIFE is the market leader for real-time PCR. We believe gene expression is a growing market and this market is driven by the need for real time PCR performance for discovery, and a higher throughput platform for validation, to overcome the limitations of microarrays and real time PCR technologies that are currently used for discovery and validation respectively. WaferGen’s SmartChip Real Time PCR System is presently the only platform that offers a single solution for both biomarker discovery and validation with low running costs, simplified workflow and fast results. Our competitors could compete with us by developing new products similar to our SmartChip System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Sales and Marketing

We have experienced marketing and sales executives, and are expanding our sales channel for selling the SmartChip System and services directly in the United States and through distributors in the rest of the world.

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

Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $5.14 million for the year ended December 31, 2009 and $4.63 million for the year ended December 31, 2008.

Intellectual Property and Other Proprietary Rights

We intend to pursue an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. In our in-licensing arrangements, we have obtained intellectual property rights from third parties related to the development and marketing of the products, integration or applications covered by such licensed intellectual property. We presently have two patents issued in the U.S. with respect to our SmartChip products and technologies, and a number of pending patent applications worldwide that relate to SmartChip. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

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

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on selling, improving and refining our core technologies. As of December 31, 2009, we had 35 employees, all of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.9 million in net proceeds in our June 2007 private placement, approximately $3.5 million in net proceeds in our May 2008 private placement, approximately $5.5 million in net proceeds in our private placement completed in June and August 2009, and approximately $4.5 million in net proceeds in our private placement that completed in December 2009 and January 2010. We expect that such proceeds, together with our income, will fund our operations only through June 2010. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our consolidated financial statements for the year ended December 31, 2009, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2009 was $30.3 million. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. We have not completed the development of a SmartChip System that can be commercially sold. We will not achieve commercialization of SmartChip until such time, if ever, that we complete further development of our technology and design of the product that may be commercially marketed and sold. Our long-term viability growth and profitability will depend upon successful testing, approval and commercialization of the SmartChip System incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of our SmartChip System could significantly delay or ultimately preclude commercialization of our technology. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face as a development stage company seeking to develop and manufacture a new product in a relatively new market.

We must conduct a substantial amount of additional research and development before some of our products will be ready for sale. We currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Challenges frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. In addition, we may need to enter into agreements to obtain the intellectual property rights necessary to commercialize some of our products or services, which may not be available on favorable terms, or at all.

We have a history of operating losses which may continue, in which case we may not be able to reach profitability.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $10.1 million for the year ended December 31, 2009. As of December 31, 2009, our accumulated deficit was $30.3 million. We have not achieved profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insignificant and not sufficient to achieve our business plan. Our revenues for the year ended December 31, 2009 were $379,373, a decrease from the revenues of $621,866 for the year ended December 31, 2008. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We are a development stage company with limited operating history for investors to evaluate our business.

We are a development stage company and have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. To date, we have developed only one commercialized line of products, SmartSlide™, and our future operations and growth will likely depend on our ability to successfully develop and market our SmartChip products and services. Our proposed operations are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital.

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

All of the redeemable convertible preference shares (“RCPS”) issued by our Malaysia subsidiary, WGBM, were issued in consideration for Malaysian Ringgit, and significant amounts of our subsidiary’s expenses are paid for in this currency. At December 31, 2009, the Company had approximately $1.0 million in assets in Malaysia. Fluctuations in the exchange rate could negatively impact our business operating results and financial condition by resulting in exchange losses or increased expenses, and could increase the likelihood that the investors in the Malaysia subsidiary may elect to convert their RCPS into shares of common stock of WBSI at the conversion price of US$2.25 per share. Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported operating results.

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

In addition, because of our continued research, marketing and hiring in connection with our SmartChip product, we expect operating expenses to continue to increase significantly. Accordingly, if revenue does not grow as anticipated, we may not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above could adversely affect our revenue growth or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

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

We are highly dependent on our management and scientific personnel, including our chief executive officer, chief operating officer and chief scientific officer. The loss of any of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

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

Pursuant to the Merger, we acquired the business of WaferGen as our sole line of business, and accordingly are not pursuing our prior business. Although due diligence activities were performed on us and WaferGen prior to the Merger, the due diligence process may not have revealed all liabilities (actual or contingent) of us or WaferGen that existed or which may arise in the future relating to our activities before the consummation of the Merger. Notwithstanding that all of our then-known liabilities were transferred to La Burbuja Leaseco pursuant to the split-off in connection with the Merger, it is possible that claims for liabilities may still be made against us, which we will be required to defend or otherwise resolve. The provisions and terms of the merger agreement and split-off may not be sufficient to protect us from claims and liabilities and any breaches of related representations and warranties. Although escrow provisions and limited post-closing adjustments in the merger agreement are available to the stockholders of WaferGen and our pre-Merger stockholders, there is no comparable protection offered to our other stockholders. Any liabilities remaining from our pre-Merger company or WaferGen could harm our financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2009, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2009. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as Life Technologies Corporation, the Roche family of companies, Biometra biomedizinische Analytik GmbH, Bio-Rad Laboratories, Inc., Eppendorf AG, Enzo Biochem, Inc., Affymetrix, Inc., Illumina, Inc., Agilent Technologies, Inc. GE Healthcare, Beckman Coulter, Inc., Qiagen N.V., Idaho Technology, Inc., Caliper Life Sciences, Inc., Fluidigm Corporation, the Exiqon family of companies, Luminex Corporation, and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

Our proprietary intellectual property rights may not adequately protect our products and technologies.

Although we have filed a number of United States and international patent applications, we have two issued patents, which do not cover all of our products and technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our products and technologies. Patent law relating to claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have, or may obtain in future, will be valuable or enforceable. We may only be able to protect products and technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information, such as next generation sequencing. Some of our competitors have various products and/or methodologies for gene detection, expression, characterization, and/or analyses that may be competitive with our products and/or methodologies. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well-established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

Our reliance on outside manufacturers and suppliers to provide certain instruments could subject us to risks that may harm our business.

We are currently in the process of transferring some of our instrument manufacturing to vendors in Penang, Malaysia. In addition, from time to time we may change manufacturers, and any new manufacturer engaged by us may not perform as expected. If our vendors experience shortages or delays in their manufacture of our instruments, or if we experience quality problems with our vendors, then our shipment schedules could be significantly delayed or costs significantly increased. Certain of our instruments may be manufactured by a single vendor, which could magnify the risk of shortages.

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

High throughput genetic analyses and quantitative detection methodologies (including, for example, PCR) is undergoing rapid evolution and technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to, or even higher than, our existing or future technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to, our products. There can be no assurance that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. Standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive which would have an adverse effect on our business.

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

Under Section 2115 of the California General Corporation Law (CGCL), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities of record are held by persons having addresses in California. In the immediate future, the majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to some provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of some corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records. If we are required to comply with these provisions, this compliance could cause us to incur additional administrative and legal expenses and divert our management’s time and attention from the operation of our business.

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

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “WGBS.OB.” Prior to the closing of the Merger, there was no bid history for our common stock and there is no assurance that a regular trading market will develop or, if developed, will be sustained. We may never be able to satisfy the qualitative or quantitative listing requirements for our Common Stock to be listed on an exchange. These factors may severely limit the liquidity of our common stock, and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2009, the price has fluctuated from a low of $0.56 to a high of $2.90. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 33,387,857 shares were issued and outstanding as of December 31, 2009, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of December 31, 2009, we have outstanding options to purchase an aggregate of 4,149,402 shares of our common stock and warrants to purchase an aggregate of 6,650,839 shares of our common stock. The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers and directors, and their affiliates, control approximately 16.6% of our outstanding common stock. In addition, our three largest other stockholders and their affiliates control approximately 11.5%, 6.0% and 5.2% of our outstanding common stock, respectively. If all of these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our leased facilities as of December 31, 2009 are as follows:

LOCATION	SQUARE FEET	PRIMARY USE	LEASE TERMS

Fremont, CA	19,186 sq ft	Corporate Office and Lab	Lease expires April 30, 2015

Fremont, CA	11,222 sq ft	Office and Lab	Lease expires March 31, 2010

Kulim, Malaysia	5,194 sq ft	Administration and Lab	Lease expires December 31, 2010

Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current needs, although further capacity may be required within the next year as the Company continues to grow.

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

Vida Communication v. WaferGen. In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, is suing the Company for a total of $165,000. The case is in the discovery stage. The Company believes the claims are without merit, and intends to vigorously defend itself against such action.

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

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol WGBS.OB. As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on the American Stock Exchange or The NASDAQ Stock Market, although we cannot be certain that any of these applications will be approved or that we will ever be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange. The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, NY 10004.

The following table sets forth the high and low intra-day bid information for our Common Stock for the fiscal quarters indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008	High	Low
First Quarter ended March 31, 2008	2.35	1.50
Second Quarter ended June 30, 2008	2.90	1.35
Third Quarter ended September 30, 2008	2.45	1.35
Fourth Quarter ended December 31, 2008	1.35	0.56

2009
First Quarter ended March 31, 2009	1.30	0.65
Second Quarter ended June 30, 2009	2.15	0.80
Third Quarter ended September 30, 2009	2.20	1.29
Fourth Quarter ended December 31, 2009	2.87	1.45

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2009, the closing bid price of our common stock, as reported on the OTC Bulletin Board, was $2.18.

As of March 20, 2010, there were approximately 147 owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2010 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 7 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

Recent Sales of Unregistered Securities

In December 2009, WBSI sold, in a private placement, 3,308,335 units consisting of an aggregate of 3,308,335 shares of its common stock and five-year warrants to purchase an aggregate of up to 827,085 shares of its common stock with an exercise price of $2.50 per share. Under certain circumstances, the warrants will be exercisable using cashless exercise. The purchase price for the units was $1.50 per unit, or $4,962,500 in the aggregate.

The purchasers included the Jameel Shivji Irrevocable Trust, the Shivji Children’s Trust fbo Zahra Shivji and the Shivji Children’s Trust fbo Suraya Shivji (each, a “Shivji Children’s Trust”) and The Shivji Family Trust (together with the Shivji Children’s Trusts, the “Shivji Trusts”) (all of which are affiliates of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Cojack Investment Opportunities, LLC (“Cojack”), which is an affiliate of Dr. Raymond Dean Hautamaki (a member of our board of directors), and certain other investors that participated in the Company’s previous private placements. The Shivji Trusts and Cojack purchased 116,666, and 20,000 units, respectively, for an aggregate purchase price of $175,000, and $30,000, respectively. The Shivji Trusts and Cojack each participated in the private placement on substantially the same terms as the other purchasers.

The purchase agreements for these units contain certain negative covenants that restrict: (i) for 180 days after the closing the ability of the Company and its subsidiaries to issue shares of common stock or equivalents (subject to certain exempt issuances), and (ii) for 24 months after closing, the ability of the Company to enter into variable rate transactions. The investors are also entitled to “piggyback” registration rights.

Net proceeds received from the private placement are being used for research and development, sales and marketing, an investor relations program, and for working capital and other general corporate purposes.

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

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B Redeemable Convertible Preference Shares (“Series B RCPS”) to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On September 23, 2009, WGBM received $500,000, less issuance costs totaling $7,500, in exchange for the issuance of 222,222 Series B RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”), in a private placement at the U.S. dollar equivalent of $2.25 per share. These represent the first of two equal tranches under a Share Subscription Agreement dated April 3, 2009 (“SSA”) to sell 444,444 and 222,222 Series B RCPS to PMSB and EEV, respectively, both venture capital and development firms in Malaysia. The remaining tranche of 111,111 Series B RCPS was issued to EEV on March 9, 2010 (see Note 14 to the Consolidated Financial Statements in Part II, Item 8), and it is expected that the remaining tranche of 222,222 Series B RCPS will be issued to PMSB in late March 2010.

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

Under the terms of a Deed of Adherence dated April 3, 2009, certain rights of the holders of WGBM’s Series A Redeemable Convertible Preference Shares (“Series A RCPS”) (of which 888,888 were issued in 2008) were modified; also, the use of funds raised through the issuance of both Series A RCPS and Series B RCPS was restricted, requiring at least 60% of the total to be utilized for the Company’s operations in Malaysia. See Note 6 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report for more information related to RCPS.

Information with respect to additional equity securities of the Company sold by the Company during the period covered by this Annual Report that were not registered under the Securities Act has previously been provided in the Company’s Current Reports on Forms 8-K filed with the Securities and Exchange Commission on June 18, 2009 and September 2, 2009.

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

Company Overview

WaferGen was incorporated in Delaware on October 22, 2002. WaferGen is engaged in the development, manufacture and sale of systems for gene expression, genotyping and stem-cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. WaferGen’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. WaferGen plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip System and SmartSlide™ System products.

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

Since inception, WaferGen has incurred substantial operating losses. As of December 31, 2009, WaferGen’s accumulated deficit was $30,266,788 and the total stockholders’ equity was $1,430,255. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over at least the next year. WaferGen will also need to increase its selling, general and administrative costs as it builds its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

We expect that the cash we have available, along with the net proceeds from the subsequent sale of common stock and Series B RCPS in our subsidiary, will fund our operations only through June 2010. We are currently considering several different financing alternatives to support the Company’s operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive and distribution on their shares. See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively:

	Year ended December 31,
	2009	2008

Revenue	$379,373	$621,866

Cost of revenue	263,041	241,033

Gross margin	116,332	380,833

Operating expenses:
Sales and marketing	601,245	1,179,791
Research and development	5,142,083	4,628,262
General and administrative	4,383,082	2,603,180

Total operating expenses	10,126,410	8,411,233

Operating loss	(10,010,078)	(8,030,400)

Other income and (expenses):
Interest income	14,493	82,318
Interest expense	(9,570)	(14,851)
Miscellaneous expense	(51,211)	(78,504)

Total other income (expense)	(46,288)	(11,037)

Net loss before provision for income taxes	(10,056,366)	(8,041,437)

Provision for income taxes	—	—

Net loss	$(10,056,366)	$(8,041,437)

Revenue

The following table represents our revenue for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$379,373	$621,866	(38.99	) %

For the year ended December 31, 2009, revenue decreased by $242,493, or 38.99%, as compared to the year ended December 31, 2008. The decrease resulted primarily from challenging economic conditions, a reduction in sales to new distributors, and reductions in government funding causing potential customers to defer their planned expenditures.

Cost of Revenue

The following table represents our cost of revenue for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$263,041	$241,033	9.13%

Cost of revenue includes the cost of products paid to third party vendors, along with any changes in provision for excess and obsolete inventory. For the year ended December 31, 2009, cost of revenue increased by $22,008, or 9.13%, as compared to the year ended December 31, 2008. The increase related primarily to a provision for obsolete SmartSlide™ products inventory of $130,478, offset by the decrease in revenues, for which the corresponding direct cost was $132,563, giving a gross margin of 65% on product sold. This represents an increase over the 61% margin in 2008, as there were fewer discounted sales to distributors, while the costs for our products remained substantially unchanged.

Sales and Marketing Expenses

The following table represents our sales and marketing expenses for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$601,245	$1,179,791	(49.04	) %

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs. For the year ended December 31, 2009, sales and marketing expenses decreased by $578,546, or 49.04%, as compared to the year ended December 31, 2008. The decrease resulted primarily from reductions in salaries and wages due to a decrease in the head count of sales employees, and also from reductions in consultant costs, sales commissions and travel expenses.

We expect selling expenses will increase in the future as the company increases its marketing activity and commission expense in conjunction with sales of its SmartChip products.

Research and Development Expenses

The following table represents our research and development expenses for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$5,142,083	$4,628,262	11.10%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2009, research and development expenses increased $513,821, or 11.10%, as compared to the year ended December 31, 2008. The increase resulted primarily from a reduction in activity related to the SmartSlide™ System, which is in production, offset by an increase in activity related to development of the SmartChip System, including the cost of leased equipment, and of accelerated depreciation on, and expensing of, capital equipment related to both SmartChip and SmartSlide™ assessed as providing no future benefits.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets, and in the short term to complete testing and establish the commercial viability of the SmartChip System. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative Expenses

The following table represents our general and administrative expenses for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$4,383,082	$2,603,180	68.37%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. For the year ended December 31, 2009, general and administrative expenses increased $1,779,902, or 68.37%, as compared to the year ended December 31, 2008. The increase was mostly due to severance costs related to the resignation of the company’s former Chief Technology Officer and Chief Financial Officer, along with higher consultancy fees, most notably for investor relations and strategic planning, and higher legal and professional fees, principally relating to intellectual property matters.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table represents our interest income for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$14,493	$82,318	(82.39	) %

The interest income is solely earned on cash balances held in interest-bearing bank accounts. For the year ended December 31, 2009, interest income decreased $67,825, or 82.39%, as compared to the year ended December 31, 2008. The decrease was due to a reduction in the average cash invested in interest-bearing accounts, and the lower interest rates afforded.

Interest Expense

The following table represents our interest expense for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$9,570	$14,851	(35.56	) %

For the year ended December 31, 2009, interest expense decreased $5,281, or 35.56%, as compared to the year ended December 31, 2008. The decrease was due to a reduction in the balances outstanding on our capital leases, offset by other miscellaneous interest charges in 2009.

Miscellaneous Expense

The following table represents our miscellaneous expense for the year ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$51,211	$78,504	(34.77	) %

For the year ended December 31, 2009, miscellaneous expense decreased $27,293, or 34.77%, as compared to the year ended December 31, 2008. Miscellaneous expense was the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, most notably a loss of $18,029 on receipt of funds from EEV in June 2009 for 111,111 Series B RCPS issued by WGBM (see Note 6 to the Condensed Consolidated Financial Statements in Part II, Item 8), for which the local currency exchange rate had been fixed in 2008. The remaining expense in the years ended December 31, 2009 and 2008, is mainly due to revaluation of the intercompany account at the balance sheet date. The subsidiary’s activities did not begin until the second quarter of 2008, so intercompany balances were lower, causing exchange losses to be lower in the comparative periods, but this was offset by lower exchange rate fluctuations between the dollar and ringgit in 2009.

Liquidity and Capital Resources

From inception through December 31, 2009, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $23,739,996, net of offering costs, from the sale of common stock and warrants, and $3,056,887, net of offering costs, from the sale of redeemable convertible preference shares ("RCPS") in its Malaysian subsidiary. As of December 31, 2009, we had $5,953,639 in cash and cash equivalents, and working capital of $4,230,123.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the years ended December 31, 2009 and 2008 in the amounts of $7,832,332 and $7,284,180, respectively. The cash used in operating activities in the year ended December 31, 2009 was due to cash used to fund a net operating loss of $10,056,366, offset by non-cash expenses related to depreciation and amortization, stock-based compensation, issuance of warrants for services, exchange loss, inventory provision and expensed equipment totaling $1,641,654 and by cash provided from a change in working capital of $582,380. The increase in cash used in the year ended December 31, 2009 compared to 2008 was driven primarily by the increase in the net operating loss, offset by the increases in non-cash expenses, and in accrued severance pay, to be paid to two former officers over the fourteen months commencing on June 17, 2009.

Net Cash Used in Investing Activities

The Company used $263,291 in the year ended December 31, 2009, and $601,897 (net of a deposit of $51,446 made in 2007 applied to a 2008 purchase) in the year ended December 31, 2008, to acquire property and equipment. The cash used in the year ended December 31, 2009 includes the cost of equipment of $123,998, which was capitalized, but not depreciated, at March 31, 2009, and was re-assessed and expensed as research and development in the three months ended June 30, 2009.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2009 was $11,401,545.

In June 2009, the Company received net cash of $3,764,169 (after offering expenses of $206,825 and a selling agent commission of $160,256) from the sale in a private placement offering of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock with an exercise price of $2.00 per share. In August 2009, the Company received further net cash of $1,884,351 (after offering expenses of $96,549 and a selling agent commission of $149,100) from the sale of an additional 1,704,000 shares of common stock and warrants to purchase 511,200 shares of common stock with an exercise price of $2.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. In December 2009, the Company received net cash of $4,546,341 (after offering expenses of $43,964 and a selling agent commission of $372,195) from the sale in a private placement offering of 3,308,335 shares of common stock and warrants to purchase 827,085 shares of common stock with an exercise price of $2.50 per share. These warrants also have a five-year term and standard broad-based weighted-average anti-dilution protection. In addition, in June 2009 the Company received $100,168 when 71,041 warrants were exercised at a price of $1.41 per share. Further, WaferGen received $39,976 from the exercise of stock options in August and December 2009.

Also, in June 2009, the Company’s Malaysian subsidiary, WGBM, received $212,578, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and in September 2009, WGBM received further net cash of $904,309, net of issuance costs, in exchange for the issuance of a further 410,279 Series B RCPS (See Note 6 to the Consolidated Financial Statements in Part II, Item 8 for more information related to RCPS). This was offset by repayments on capital leases for equipment of $50,347.

Net cash provided by financing activities in the year ended December 31, 2008 was $5,277,141.

In May 2008, the Company received net cash of $3,478,744 (after offering expenses) from the sale in a private placement offering of 1,585,550 shares of common stock and warrants to purchase 634,220 shares of common stock with an exercise price of $3.00 per share. The warrants have a five-year term and standard broad-based weighted-average anti-dilution protection. Further, in May 2008, WaferGen received $4,079 from the exercise of stock options.

In addition, in July 2008, the Company’s Malaysian subsidiary, WGBM, received $970,000, net of issuance costs, in exchange for the issuance of 444,444 Series A RCPS of WGBM, in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. In November 2008, a “Subsequent Closing” was completed, and net proceeds of $970,000 from the sale of an additional 444,444 Series A RCPS were received (See Note 6 to the Consolidated Financial Statements in Part II, Item 8 for more information related to RCPS). This was offset by repayments of $145,682 on capital leases for equipment used in the lab for expansion and upgrading of our lab to accommodate our performance in the research and development of the SmartChip products.

Availability of Additional Funds

We believe funds available at December 31, 2009, along with the net proceeds from the subsequent sale of common stock and Series B RCPS in our subsidiary, and the loan facility (See Note 14 to the Consolidated Financial Statements in Part II, Item 8, for further information), will fund our operations through June 2010. Thereafter, we expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to fund the commercialization and manufacture of our SmartChip products and services which are currently foreseen by management. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of RCPS in our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance. We believe significant uncertainties exist regarding the future realization of deferred tax assets, and accordingly, a full valuation allowance is required, which amounts to $11,768,786 at December 31, 2009. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, some or all of the existing valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Inventory Valuation. Inventories are stated at the lower of cost and market value. We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of demand requirements and product lifecycle. Inventory valuation provisions are assessed on the amount of inventory, on a line by line basis, for which quantities on hand exceed of one year’s projected demand. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated liquidation value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Stock-Based Compensation. We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model. The weighted-average fair value of options granted was $0.56 for the year ended December 31, 2009 and $0.28 for the year ended December 31, 2008. Amounts expensed were $838,952 and $388,650, net of estimated annual forfeitures of 6% and 5%, respectively, for the years ended December 31, 2009 and 2008, respectively. The sum expensed in the year ended December 31, 2009 includes $262,000 for restricted stock awards to consultants, for which the fair value is measured on the dates on which performance of services is completed.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2009 and 2008, respectively, were $0.56 and $0.28. These fair values were estimated using the following assumptions:

	December 31, 2009	December 31, 2008

Risk-free interest rate	1.31% - 2.97%	2.37% - 3.34%

Expected term	4.75 Years	4.75 - 5.00 Years

Expected volatility	40.04% - 42.22%	16.97% - 33.31%

Dividend yield	0%	0%

Risk-Free Interest Rate. This is the United States Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Term. This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life, and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

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

Forfeiture Rate. This is a measure of the amount of awards that are expected to not vest. An increase in the estimated forfeiture rates will decrease the related compensation expense.

Contractual Obligations

In October, 2009, the Company signed an operating lease for 19,186 square feet of office and laboratory space for our new headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, with no rent payable for the first six months. The total expenditure commitment is approximately $2.2 million, plus maintenance fees.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2009, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

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

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, Series B preferred stock and stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended and for the period from October 22, 2002 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the cumulative period from October 22, 2002 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 19, 2010

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$5,953,639	$2,597,413
Accounts receivable	258,855	40,757
Inventories, net	39,970	227,272
Prepaid expenses and other current assets	138,712	135,629

Total current assets	6,391,176	3,001,071

Property and equipment, net	441,996	795,339
Other assets	57,982	15,690

Total assets	$6,891,154	$3,812,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,240,397	$904,094
Accrued rent	10,493	31,671
Accrued payroll	241,586	160,242
Accrued severance pay	371,596	—
Accrued vacation	117,619	181,377
Accrued other expenses	157,699	72,012
Current portion of capital lease obligations	21,663	55,934

Total current liabilities	2,161,053	1,405,330

Capital lease obligations, net of current portion	8,852	24,928

Redeemable convertible preference shares in subsidiary	3,290,994	1,977,916

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 33,387,857 and 24,830,932 shares
issued and outstanding at December 31, 2009 and December 31, 2008	33,388	24,831
Additional paid-in capital	31,600,274	20,397,789
Accumulated deficit	(30,266,788)	(20,032,260)
Accumulated other comprehensive income	63,381	13,566

Total stockholders’ equity (deficit)	1,430,255	403,926

Total liabilities and stockholders’ equity (deficit)	$6,891,154	$3,812,100

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Period From October 22, 2002 (Inception) to
	2009	2008	December 31, 2009

Revenue	$379,373	$621,866	$1,295,507

Cost of revenue	263,041	241,033	604,940

Gross margin	116,332	380,833	690,567

Operating expenses:
Sales and marketing	601,245	1,179,791	2,782,259
Research and development	5,142,083	4,628,262	15,838,473
General and administrative	4,383,082	2,603,180	11,773,236

Total operating expenses	10,126,410	8,411,233	30,393,968

Operating loss	(10,010,078)	(8,030,400)	(29,703,401)

Other income and (expenses):
Interest income	14,493	82,318	259,858
Interest expense	(9,570)	(14,851)	(321,454)
Miscellaneous expense	(51,211)	(78,504)	(129,715)

Total other income and (expenses)	(46,288)	(11,037)	(191,311)

Net loss before provision for income taxes	(10,056,366)	(8,041,437)	(29,894,712)

Provision for income taxes	—	—	—

Net loss	(10,056,366)	(8,041,437)	(29,894,712)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	(178,162)	(37,916)	(216,078)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(10,234,528)	$(8,079,353)	$(30,266,788)

Net loss per share - basic and diluted	$(0.37)	$(0.33)

Shares used to compute net loss per share - basic and diluted	27,378,293	24,214,807

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

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $776,755	—	—	5,009,000	5,009	5,479,486	—	—	5,484,495

Issuance of warrants in June and August to a placement agent	—	—	—	—	164,025	—	—	164,025

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $533,468	—	—	3,308,335	3,308	4,425,724	—	—	4,429,032

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of warrants in December to a placement agent	—	—	—	—	117,309	—	—	117,309

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,056,366)	—	(10,056,366)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009	—	$—	33,387,857	$33,388	$31,600,274	$(30,266,788)	$63,381	$1,430,255

Total comprehensive income (loss)						$(10,056,366)	$49,815	$(10,006,551)

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From October 22, 2002 (Inception) to

	Year Ended December 31,
	2009	2008	December 31, 2009

Cash flows from operating activities:
Net loss	$(10,056,366)	$(8,041,437)	$(29,894,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,112	294,249	913,660
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	838,952	388,650	2,528,483
Issuance of warrants for services	37,085	—	37,085
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	18,029	—	18,029
Provision for excess and obsolete inventory	130,478	—	130,478
Equipment expensed as research & development costs	123,998	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(218,098)	99,070	(258,855)
Inventories	56,824	(164,751)	(170,448)
Prepaid expenses and other current assets	(3,012)	(48,206)	(138,705)
Other assets	(42,209)	(13,225)	(58,004)
Accounts payable	337,363	344,804	1,242,808
Accrued rent	(21,135)	12,729	10,934
Accrued payroll	81,344	(254,277)	241,586
Accrued severance pay	371,596	—	371,596
Accrued vacation	(63,911)	25,255	117,578
Accrued other expenses	83,618	72,959	156,577

Net cash used in operating activities	(7,832,332)	(7,284,180)	(24,299,370)

Cash flows from investing activities:
Purchase of property and equipment	(263,291)	(601,897)	(1,239,316)

Net cash used in investing activities	(263,291)	(601,897)	(1,239,316)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(50,347)	(145,682)	(214,911)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	1,116,887	1,940,000	3,056,887
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	10,335,005	3,482,823	23,739,996

Net cash provided by financing activities	11,401,545	5,277,141	31,425,530

Effect of exchange rates on cash	50,304	16,491	66,795

Net increase (decrease) in cash and cash equivalents	3,356,226	(2,592,445)	5,953,639

Cash and cash equivalents at beginning of the period	2,597,413	5,189,858	—

Cash and cash equivalents at end of the period	$5,953,639	$2,597,413	$5,953,639

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1. The Company

General

WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip and SmartSlide™ products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

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

The transactions between WaferGen Bio-systems, Inc. and WaferGen, Inc. have been treated as a reverse merger and recapitalization of WaferGen, Inc. for reporting purposes. WaferGen, Inc. is the acquirer for accounting purposes. WaferGen Bio-systems, Inc. is the issuer. The historical financial statements for periods prior to the acquisition become those of the acquirer, WaferGen, Inc. In a recapitalization, historical stockholders’ equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and none of the preferred stock of this entity. See Note 6 below.

On May 19, 2008, the Company completed a private placement offering (the “2008 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 1,585,550 units at a price of $2.25 per unit, with each unit consisting of one share of its common stock and a warrant to purchase 40% of one share of the Company’s common stock at an exercise price of $3.00 per whole share.  The Company sold an aggregate of 1,585,550 shares of its common stock and warrants to purchase 634,220 shares of its common stock for $2.25 in the 2008 Offering, and received aggregate gross proceeds of $3,567,487.

On June 16, 2009, the Company completed the first closing under a private placement offering (the “First 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 3,305,000 units at a price of $1.25 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 30% of one share of the Company’s common stock at an exercise price of $2.00 per whole share. On August 21, 2009, the Company sold an additional 956,000 units in a second closing, and on August 31, 2009, the Company sold a further 748,000 units in a third closing, each unit being sold at the same price, and with the same entitlements, as those sold in the first closing. In total, the Company sold an aggregate of 5,009,000 shares of common stock and warrants to purchase 1,502,700 shares of common stock for $2.00 in the First 2009 Offering, and received aggregate gross proceeds of $6,261,250.

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $309,356, and the Company issued the selling agent warrants to purchase 128,205, 66,920 and 52,360 shares of common stock at an exercise price of $2.00 per whole share on the first, second and third closing, respectively. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.70 for the first closing, $1.86 for the second closing and $2.00 for the third closing, estimated volatility ranging from 41.39% to 42.12%, an expected term of five years, a zero dividend rate, and risk free interest rates ranging from 2.37% to 2.60%, the Company determined the total allocated fair value of the warrants to be $164,025. The warrants of the selling agent have substantially the same terms as the warrants issued to the investors in the First 2009 Offering.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

On December 23, 2009, the Company completed the first closing under another private placement offering (the “Second 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 2,878,333 units at a price of $1.50 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 25% of one share of the Company’s common stock at an exercise price of $2.50 per whole share. On December 30, 2009, the Company sold an additional 430,002 units in a second closing, and on January 6, 2010, the Company sold a further 82,000 units in a third closing, each unit being sold at the same price, and with the same entitlements, as those sold in the first closing. In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the Second 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 3,308,335 shares of common stock and 827,085 warrants for proceeds of $4,962,500 in the year ended December 31, 2009.

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $381,420 (of which $372,195 related to closings in the year ended December 31, 2009), and the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $2.60 for the first closing, $2.08 for the second closing and $2.37 for the third closing, estimated volatility ranging from 41.73% to 41.74%, an expected term of five years, a zero dividend rate, and risk free interest rates of 2.20%, the Company determined the total allocated fair value of the warrants to be $119,877 (of which $117,309 relates to warrants issued in the year ended December 31, 2009). The warrants of the selling agent have substantially the same terms as the warrants issued to the investors in the Second 2009 Offering.

The warrants issued in the 2008 and 2009 Offerings have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues its shares of common stock, or securities convertible into shares of common stock, for a price per share less than the exercise price of the warrants. The warrants are immediately exercisable and under certain circumstances will be exercisable using cashless exercise. In connection with the closing of each private placement, the Company entered into registration rights agreements with the investors purchasing units in the offerings. Both purchase agreements for the units contains certain negative covenants that restrict: (i) for 180 days after the closing the ability of the Company and its subsidiaries to issue shares of common stock or equivalents (subject to certain exempt issuances), and (ii) for 24 months after closing, the ability of the Company to enter into variable rate transactions. The investors are also entitled to “piggyback” registration rights.

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

Going Concern. The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

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

Fair Value of Financial Instruments. The carrying amounts of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued payroll, accrued severance pay, accrued vacation and other accrued expenses approximate fair value due to the short-term maturities of these instruments.

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

The Company generally requires no collateral from its customers. At December 31, 2009, four customers accounted for 30%, 29%, 28% and 12% of accounts receivable. At December 31, 2008, two different customers accounted for 90% and 10% of accounts receivable. For the year ended December 31, 2009, four customers accounted for 20%, 20%, 19% and 18% of total revenues. For the year ended December 31, 2008, three different customers accounted for 13%, 11% and 9% of total revenues.

Accounts Receivable. An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based on management’s estimate that the balance at December 31, 2009 and 2008 is fully collectible.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Equipment	3 to 5 years
Tools and molds	3 years
Leasehold improvements	3 to 5 years, or remaining lease term if shorter
Furniture and fixtures	5 years

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over its fair value. No assets were determined to be impaired in 2009 and 2008.

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

Revenue Recognition. The Company recognizes revenue when (i) delivery of product has occurred or services have been rendered, (ii) there is persuasive evidence of a sale arrangement, (iii) selling prices are fixed or determinable, and (iv) collectability from the customers (individual customers and distributors) is reasonable assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. Revenue is recorded when the risk and rewards of ownership are transferred to our customers (individual customers and distributors). This generally occurs when the Company’s products are shipped from our facility as title has passed. Revenue is recorded net of estimated cash discount. The Company estimates and accrues warranty costs at the time the product is sold. To date, warranty accruals and warranty costs have not been material. The Company estimates and accrues an allowance for sale returns at the time the product is sold. To date, sales returns have not been material. Distributors have a fourteen day inspection period however this period is not an acceptance provision that purports to be a trial or evaluation purpose, is not an acceptance provision that grants a right of return or exchange on the basis of subjective matters, and is not an acceptance provision based on customer-specific objective criteria. The fourteen day inspection period is an acceptance provision that is based on seller-specified objective criteria.

Expense Recognition. Expenses are charged to expense as incurred.

Stock-Based Compensation. The Company measures the fair value of all stock-based awards to employees, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of awards to consultants is measured on the dates on which performance of services is completed, with interim valuations recorded at balance sheet dates while performance is in progress. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The weighted-average grant date fair value of options awarded in the years ended December 31, 2009 and 2008, respectively, were $0.56 and $0.28. These fair values were estimated using the following assumptions:

	December 31, 2009	December 31, 2008

Risk-free interest rate	1.31% - 2.97%	2.37% - 3.34%

Expected term	4.75 Years	4.75 - 5.00 Years

Expected volatility	40.04% - 42.22%	16.97% - 33.31%

Dividend yield	0%	0%

Risk-free Interest Rate. This is the United States Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Term. This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life, and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

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

Forfeiture Rate. This is a measure of the amount of awards that are expected to not vest. An increase in the estimated forfeiture rates will decrease the related compensation expense.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Shares issuable upon exercise of common stock options	1,409,279	524,954

Shares issuable upon exercise of common stock warrants	96,125	—

Shares issuable upon conversion of RCPS	1,095,909	240,741

Total common share equivalents excluded from
denominator for diluted EPS computation	2,601,313	765,695

Segments. Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company presently has only one overall operating segment. See Note 12 below.

Recent Accounting Pronouncements. In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC, and the FASB now issues new standards in the form of Accounting Standards Updates (“FASB ASUs”). The adoption of the ASC impacts our financial reporting process by eliminating all references to pre-codification standards; however, it did not have a material impact on our financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This guidance requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued, and is effectively immediately. The new guidance does not have an effect on our consolidated financial condition or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (“VIE”) with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and 3) requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our consolidated financial condition or results of operations, as we have not engaged in transactions with VIEs.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. This guidance requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will become effective for us on January 1, 2010. We expect the adoption of this guidance will not have a material impact on our disclosures, since we have not engaged in transfers of financial assets.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 3. Inventories

Inventories consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Finished goods	$170,448	$227,272
Less allowance for excess and obsolete inventory	(130,478)	—

Inventories, net	$39,970	$227,272

NOTE 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Equipment	$1,154,406	$1,014,212
Tools & molds	72,437	72,437
Leasehold improvements	63,470	63,163
Furniture and fixtures	42,570	42,206

Total property and equipment	1,332,883	1,192,018

Less accumulated depreciation and amortization	(890,887)	(396,679)

Property and equipment, net	$441,996	$795,339

Depreciation and amortization expense totaled $493,112 and $294,249 for the years ended December 31, 2009 and 2008, and $913,660 for the period from inception to December 31, 2009.

Equipment includes the following amounts under leases at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Cost	$178,712	$178,712
Accumulated depreciation	(168,886)	(63,639)

Total	$9,826	$115,073

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 5. Commitments and Contingencies

The Company leases its office space for use in its operations under non-cancellable operating leases that expire in April 2015 and March and December 2010. The Company leases equipment under two capital leases that expire in January 2010 and August 2011.

Aggregate future minimum lease obligations for leases in effect as of December 31, 2009 are as follows:

	Operating Leases	Capital Leases

Year ending December 31,
2010	$287,207	$23,301
2011	399,069	9,117
2012	441,278	—
2013	464,301	—
2014	487,324	—
Thereafter	168,837	—

Total minimum lease obligations	$2,248,016	32,418

Less amounts representing interest		(1,903)

Present value of future minimum lease payments		30,515

Less current portion of capital lease obligation		(21,663)

Capital lease obligation, less current portion		$8,852

Rent expense totaled $210,009 and $210,133 for the years ended December 31, 2009 and 2008, respectively, and $694,267 for the period from inception to December 31, 2009.

Interest expense related to capital leases totaled $5,495 and $14,851 for the years ended December 31, 2009 and 2008, respectively, and $23,359 for the period from inception to December 31, 2009.

NOTE 6. Redeemable Convertible Preference Shares in Subsidiary

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), received $1,000,000, less 3% issuance costs, in exchange for the issuance of Series A Redeemable Convertible Preference Shares (“RCPS”) of WGBM in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia. WGBM sold 444,444 Series A RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share. A second closing occurred on November 27, 2008, and proceeds of $1,000,000, less 3% issuance costs, from the sale of an additional 444,444 shares of Series A RCPS were received.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B RCPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On September 23, 2009, WGBM received $500,000, less issuance costs totaling $7,500, in exchange for the issuance of 222,222 Series B RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”), in a private placement at the U.S. dollar equivalent of $2.25 per share. These represent the first of two equal tranches under a Share Subscription Agreement dated April 3, 2009 (“SSA”) to sell 444,444 and 222,222 Series B RCPS to PMSB and EEV, respectively, both venture capital and development firms in Malaysia.

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

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right

(a) to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 if the share price is below $2.25, to redeem for cash (or, for Series A, at the Company’s option, and for Series B, at the holder’s option, shares in the Company of equivalent value) the amount originally invested in USD plus a premium of 6% (for Series A) or 8% (for Series B), compounded annually, with yearly rests;

(b) to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided (in the case of Series B RCPS) that if during the 10-day trading period immediately prior to the holder’s conversion notice the average closing price of the Company’s common stock is less than US$2.647, then the holder’s RCPS shall convert at an exchange rate equal to 85% of such 10-day average closing price;

(c) to convert their RCPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of $33.33 per share;

(d) to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011 for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM of approximately $1.5 million);

(e) until December 31, 2010, to put to Alnoor Shivji, our CEO and President, their Series B RCPS (the Series A RCPS put rights expired on May 15, 2009) for $5.625 in cash per share in the event that Mr. Shivji (a) transfers, in one or more transactions, more than 2,603,425 shares of Common Stock, approximating 80% of his stockholding, to one or more persons other than his affiliates or relatives or (b) voluntarily resigns from the board of directors of the Company if such resignation is not approved by, or is not pursuant to a restructuring of the Company or the Malaysian Subsidiary approved by, holders of a majority of the outstanding Series B RCPS at the time of such resignation;

(f) of first offer on any transfers or new issuance of subsidiary shares (for Series A only); and

(g) for each of Series A and Series B RCPS, to appoint one of the seven directors of the subsidiary.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The balance in RCPS comprises the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	25,416	5,416
Accretion of redemption premium	154,450	32,500

Total Series A RCPS	2,119,866	1,977,916

SERIES B
Proceeds from issuance of RCPS	1,155,099	—
Issuance costs	(38,212)	—
Exchange loss on issuance	18,029	—
Accretion of issuance costs	4,538	—
Accretion of redemption premium	31,674	—

Total Series B RCPS	1,171,128	—

Total RCPS	$3,290,994	$1,977,916

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 1,410,278 and 888,888 RCPS issued and outstanding at December 31, 2009 and 2008, respectively.

NOTE 7. Stock Options and Warrants

In 2003, WaferGen’s Board of Directors adopted the 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options could be granted. Incentive stock options were to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of WaferGen at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. In November 2006, WaferGen increased the aggregate number of shares of Common Stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase. The 2003 Plan was frozen when the 2007 Plan was adopted, resulting in no further options available for grant.

In January, 2007 the Company’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan was to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan initially authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. On December 4, 2009, the Company’s stockholders approved an amendment to the 2008 Plan, adding an additional 1,500,000 shares, bringing the total to 3,500,000 shares of our common stock available for issuance under the 2008 Plan. Notwithstanding the foregoing, no more than 1,750,000 shares of our common stock may be granted pursuant to awards restricted stock and restricted stock units. The number of shares of our common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in our common stock or our capital structure. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

A summary of stock option and restricted stock transactions in the last two years is as follows:

		Stock Options		Restricted Stock
	Shares	Number of	Weighted	Number of	Weighted
	Available	Options	Average	Options	Average
	for Grant	Outstanding	Exercise Price	Outstanding	Grant-Date
					Fair Value

Balance at January 1, 2008	390,500	2,268,736	$1.3469	36,556	$1.0292
2008 Plan	2,000,000	—	$—	—	$—
2007 Plan frozen	(10,500)	—	$—	—	$—
Granted	(1,807,000)	1,807,000	$1.6704	—	$—
Exercised	—	(27,536)	$0.1482	—	$—
Vested	—	—	$—	(14,173)	$1.0071
Forfeited	161,500	(310,458)	$2.0023	—	$—
Cancelled	—	(51,042)	$1.9751	—	$—

Balance at December 31, 2008	734,500	3,686,700	$1.4505	22,383	$1.0432
2008 Plan Amendment	1,500,000	—	$—	—	$—
Granted	(1,257,000)	1,127,000	$1.6207	130,000	$2.0154
Exercised	—	(38,819)	$1.0298	—	$—
Vested	—	—	$—	(144,175)	$1.9163
Forfeited	310,479	(393,135)	$1.5072	—	$—
Cancelled	150,000	(232,344)	$2.7135	—	$—

Balance at December 31, 2009	1,437,979	4,149,402	$1.4246	8,208	$1.1055

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The weighted average fair value of options granted in the years ended December 31, 2009 and 2008, was $0.56 and $0.28, respectively. The fair value of options vested in the years ended December 31, 2009 and 2008, was $528,804 and $371,887, respectively.

The following table summarizes information concerning outstanding options as of December 31, 2009:

			Options Outstanding			Options Exercisable
			Number	Weighted		Number	Weighted
			Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of			as of	Remaining	Average	as of	Remaining	Average
Exercise			December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
Prices			2009	Life (in Years)	Price	2009	Life (in Years)	Price

$0.0002	-	$0.0185	191,668	4.30	$0.0064	191,668	4.30	$0.0064
$0.1482	-	$0.4630	429,234	6.86	$0.3561	402,692	6.87	$0.3667
$0.6000	-	$1.0000	273,000	5.87	$0.9414	156,334	5.89	$0.8977
$1.1000	-	$1.6500	1,892,000	6.75	$1.4060	913,935	7.05	$1.4738
$1.7800	-	$2.2500	1,363,500	7.19	$2.0829	853,605	7.14	$2.1319

			4,149,402	6.73	$1.4246	2,518,234	6.77	$1.3724

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $3,161,943 and $2,059,610, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The Company received $39,976 for the 38,819 options exercised during the year ended December 31, 2009, which had an intrinsic value of $39,855. The Company received $4,079 for the 27,536 options that were exercised during the year ended December 31, 2008, which had an aggregate intrinsic value of $50,991.

The amounts expensed for stock-based compensation totaled $838,952 and $388,650 for the years ended December 31, 2009 and 2008, respectively, and $2,528,483 for the period from inception to December 31, 2009. The sum expensed in the year ended December 31, 2009 includes $262,000 for restricted stock awards to consultants.

At December 31, 2009, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $714,087. This cost is expected to be recognized over an estimated weighted average amortization period of 2.55 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

The Company also has a total of 6,650,839 warrants outstanding and exercisable at December 31, 2009, as summarized below. The 752,040 warrants expiring in May 2013 were issuable in December 2009 to replace the 717,985 warrants with an exercise price of $2.65 that were issuable in August 2009 to replace the 689,370 warrants with an exercise price of $2.76 that were issuable in June 2009 to replace the 634,220 warrants with an exercise price of $3.00 that were issued in May 2008. The 1,795,062 warrants expiring in June and August 2014 were issuable in December 2009 to replace the 1,750,185 warrants with an exercise price of $2.00 that were issued in June and August 2009. All of these replacements were made due to the weighted-average anti-dilution price protection that is provided to the holders. The 150,000 warrants expiring in November 2015 were issued in exchange for the cancellation in September 2009 of an equal number of options, with substantially the same terms, that were issued to a consultant in November 2008 and vested on the award date.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of outstanding Common Stock Warrants as of December 31, 2009 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	44,401	$1.41	March 2012
Common Stock	1,795,062	$1.95	June and August 2014
Common Stock	2,916,459	$2.25	May and June 2012
Common Stock	942,877	$2.50	December 2014
Common Stock	752,040	$2.53	May 2013
Common Stock	150,000	$3.00	November 2015
Common Stock	50,000	$3.25	December 2014

Total	6,650,839

NOTE 8. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009:

			December 31,	December 31,	Period From October 22, 2002 (Inception) to
			2009	2008	December 31, 2009

Current:
	Federal		$—	$—	$—
	State		—	—	—
	Foreign		—	—	—

		Total Current	$—	$—	$—

Deferred:
	Federal		$—	$—	$—
	State		—	—	—
	Foreign		—	—	—

		Total Deferred	$—	$—	$—

		Provision for income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate 34% to the net loss before provision for income taxes for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

	December 31,	December 31,	Period From October 22, 2002 (Inception) to
	2009	2008	December 31, 2009

Provision for income taxes at federal statutory rate	$(3,419,165)	$(2,746,980)	$(10,177,094)
Federal research and development tax credits	(155,210)	(150,000)	(594,389)
Expenses not deductible	200,585	137,379	798,471
Foreign loss taxed at lower rates	44,792	64,774	109,566
Change in federal valuation allowance	3,328,998	2,694,827	9,863,446

Provision for income taxes	$—	$—	$—

The components of the deferred tax assets as of December 31, 2009 and 2008, are as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$9,703,709	$6,613,525
Capitalized start-up cost and research and development cost	851,082	915,399
Research and development tax credit	973,788	700,546
Depreciation on property and equipment	38,410	12,603
Reserves and accruals	201,797	81,949

Total deferred tax asset	11,768,786	8,324,022

Valuation allowance	(11,768,786)	(8,324,022)

Net deferred tax assets	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following deferred income taxes were provided for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009:

	December 31,	December 31,	Period From October 22, 2002 (Inception) to
	2009	2008	December 31, 2009

Deferred tax assets:
Net operating loss carryforwards	$3,090,184	$3,388,042	$9,703,709
Capitalized start-up cost and research and development cost	(64,317)	(130,771)	851,082
Research and development tax credit	273,242	117,564	973,788
Depreciation on property and equipment	25,807	(9,167)	38,410
Reserves and accruals	119,848	(97,972)	201,797
Valuation allowance	(3,444,764)	(3,267,696)	(11,768,786)

Net deferred income taxes	$—	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits.

At December 31, 2009, the Company had federal and state net operating loss carry-forwards of approximately $23,500,000 and foreign operating loss carry-forwards of approximately $1,400,000. The federal, state, and foreign net operating loss carry-forwards will expire in various periods through 2029.

At December 31, 2009, the Company had federal and state research and development tax credits of approximately $500,000. The federal research and development tax credits will expire in various periods through 2029 and the California state research and development tax credit can be carried forward indefinitely.

Utilization of net operating loss carry-forwards may be subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Tax years that remain open for examination are 2005, 2006, 2007, 2008 and 2009.

NOTE 9. Cash Flow Information

Cash paid during the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

			Period From October 22,
	Year Ended December 31,		2002 (Inception) to
	2009	2008	December 31, 2009

Interest	$9,204	$14,851	$42,541

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

			Period From October 22,
	Year Ended December 31,		2002 (Inception) to
	2009	2008	December 31, 2009

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$178,162	$37,916	$216,078

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$51,446	$51,446

Property and equipment acquired with capital leases	$—	$131,550	$256,326

Issuance of warrants with private placement	$281,334	$—	$347,653

Issuance of warrants for consulting services	$37,085	$—	$37,085

NOTE 10. Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$5,953,639	$—	$—	$5,953,639

NOTE 11. Contingencies

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

Vida Communication v. WaferGen. In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, is suing the Company for a total of $165,000. The case is in the discovery stage. The Company believes the claims are without merit, and intends to vigorously defend itself against such action.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 12. Business Segment Information

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company presently has only one operating segment.

Revenue by geographic areas for the years ended December 31, 2009 and 2008, are as follows:

		2009	2008

North America		$346,185	$318,377
Asia		1,035	60,773
Europe		32,153	210,330
Other		—	32,386

	Total revenue	$379,373	$621,866

Long-lived assets by geographic areas as of December 31, 2009 and 2008, are as follows:

	2009	2008

United States	$287,770	$613,256
Malaysia	154,226	182,083

Total long-lived assets	$441,996	$795,339

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 13. Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2009 and 2008 is as follows:

	Year ended December 31, 2009
	First	Second	Third	Fourth

Revenue	$41,838	$68,918	$78,860	$189,757
Gross margin	$26,006	$(55,014)	$11,963	$133,377
Net loss	$(1,777,800)	$(2,870,984)	$(2,464,031)	$(2,943,551)
Net loss applicable to common stockholders	$(1,812,800)	$(2,907,400)	$(2,507,707)	$(3,006,621)
Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.09)	$(0.10)

	Year ended December 31, 2008
	First	Second	Third	Fourth

Revenue	$181,640	$176,851	$197,951	$65,424
Gross margin	$106,623	$119,803	$123,995	$30,412
Net loss	$(1,892,291)	$(2,143,217)	$(2,070,317)	$(1,935,612)
Net loss applicable to common stockholders	$(1,892,291)	$(2,143,217)	$(2,084,900)	$(1,958,945)
Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.08)

NOTE 14. Subsequent Events

The Company’s management has evaluated its subsequent events through March 19, 2010, the date on which the Financial Statements were issued, and has identified the following event:

    On March 9, 2010, the Company’s Malaysian subsidiary received $250,000, less an exchange loss and issuance costs, in exchange for the issuance of Series B RCPS (See NOTE 6). WGBM sold 111,111 Series B RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share to EEV, bringing the total issued to 444,444 of the 666,666 Series B RCPS issuable under the terms of the SSA dated April 3, 2009.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under  the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (GAAP).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

1.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected; and

2.	We have insufficient documentation of our information technology general control environment.
Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
The Company has introduced employee access restrictions within our accounting system, in accordance with the formally adopted Financial Delegation Policy, which is kept up to date.  Further, the Company has formalized procedures for independent review and approval.  Nevertheless, as a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function, and we remain reliant on management oversight.

2.	The Company intends to hire a full-time IT employee, who will design and document procedures addressing our information technology general controls and management information systems.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for assigning additional resources and expertise to financial statement preparation and technical research, and introducing the formal completion and review of checklists, to improve the accuracy and completeness of the preparation of our annual and quarterly financial statements.  These control improvements were implemented to address two material weaknesses identified by management relating to (i) strong reliance on the external auditors to review and adjust the annual and quarterly financial statements and related financial disclosure, to monitor new accounting principles and their implementation, and to ensure compliance with GAAP and SEC disclosure requirements, and (ii) strong reliance on the external attorneys to review and edit our periodic, annual and quarterly reports and to ensure compliance with SEC disclosure requirements.  The control improvements have been operating effectively for a sufficient period to address these two material weaknesses that were first identified by management in the year ended December 31, 2007, neither of which was reported as remediated as at September 30, 2009.

Item 9B. Other Information

We held our annual shareholders’ meeting on December 4, 2009. Our shareholders voted on the following three proposals, and cast their votes as follows:

Proposal 1: To elect the following nominees to serve on the Board of Directors, constituting the full Board:

	Name	Votes For	Votes Withheld
1	Alnoor Shivji	14,951,361	1,007,646
2	Robert Coradini	15,618,028	340,979
3	Dr. Robert Hariri	15,618,028	340,979
4	Dr. Dean Hautamaki	15,618,028	340,979
5	Makoto Kaneshiro	14,951,361	1,007,646
6	Joel Kanter	15,618,028	340,979
7	Nadine Smith	15,618,028	340,979

Proposal 2: To approve the amendment and restatement of the WaferGen Bio-systems, Inc. 2008 Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,671,172	78,285	80,000	2,129,550

Proposal 3: To ratify the appointment of Rowbotham and Company LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions
15,648,727	268,930	41,350

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009.

Item 11. Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009.

Item 14. Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.		8-K		2.1	6/5/2007

2.2	Certificate of Merger of WaferGen Acquisition Corp. with and into WaferGen, Inc., dated May 31, 2007		8-K		2.2	1/16/2008

3.1	Certificate of Incorporation of WBSI		SB-2		3.1	8/9/2006

3.2	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007		8-K		3.1	2/1/2007

3.3	Bylaws of WBSI		SB-2		3.2	8/9/2006

4.1	Lockup Agreement dated January 14, 2008, among WBSI, Rodman & Renshaw LLC and R&R Biotech Partners LLC		SB-2/A		4.1	1/16/2008

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock	X

10.2	Form of Common Stock Purchase Warrant issued to investors in a private placement, the initial closing of which was held on May 31, 2007		8-K		10.21	6/5/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007		8-K		10.22	6/5/2007

10.4 †	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji		8-K		10.26	6/5/2007

10.5	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto		8-K		10.1	5/21/2008

10.6	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

10.7 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.8 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.9	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.10	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.11	Put Option Agreement dated May 28, 2008, by and among Alnoor Shivji and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	9/30/2008	10.3	11/14/2008

10.12 †	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji		10-K	12/31/2008	10.39	3/27/2009

10.13	Form of WBSI Distribution Agreement		10-K	12/31/2008	10.42	3/27/2009

10.14	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.15	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.16	Form of Put Option Agreement dated April 3, 2009, by and among Alnoor Shivji and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.3	4/14/2009

10.17	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.18	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.5	8/10/2009

10.19	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

10.20	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.21	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

10.22 †	Employment Separation Agreement, dated June 17, 2009, by and among Amjad Huda and WaferGen Bio-systems, Inc.	X

10.23 †	Employment Separation Agreement, dated June 17, 2009, by and among Victor Joseph and WaferGen Bio-systems, Inc.	X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

10.25	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.26	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.3	11/13/2009

10.27	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.28 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha		10-Q	9/30/2009	10.5	11/13/2009

10.29	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.30 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	12/10/2009

10.31	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.58	3/2/2010

10.32	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

10.33	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

21.1	Subsidiaries of the Registrant		10-K	12/31/2008	21.1	3/27/2009

23.1	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

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
		X

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
		X

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ ALNOOR SHIVJI
Date: March 19, 2010		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (principal executive officer)	March 19, 2010
/s/ HECTOR BRUSH
Hector Brush	Treasurer (principal financial officer)	March 19, 2010
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 19, 2010
/s/ JOEL KANTER
Joel Kanter	Director	March 19, 2010

Makoto Kaneshiro	Director
/s/ NADINE SMITH
Nadine Smith	Director	March 19, 2010

Dr. Robert Hariri	Director

/s/ ROBERT CORADINI
Robert Coradini	Director	March 19, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock

10.22 †	Employment Separation Agreement, dated June 17, 2009, by and among Amjad Huda and WaferGen Bio-systems, Inc.

10.23 †	Employment Separation Agreement, dated June 17, 2009, by and among Victor Joseph and WaferGen Bio-systems, Inc.

23.1	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

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

†	Indicates a management contract or compensatory plan or arrangement.