Form 10-K/A
period 2009-12-31
WaferGen Bio-systems, Inc.
filed 2010-04-30
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

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

As of April 29, 2010, the registrant had a total of 33,594,399 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Report”) in order to include the information required in Part III of Form 10-K that was previously omitted in reliance on General Instruction G to Form 10-K.  General Instruction G permits registrants to incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the registrant’s fiscal year, or to include such information in an amendment to its Form 10-K filed within such 120-day period.  The Company is filing the Amended Report because the definitive proxy statement for the Company’s annual meeting in 2010 will not be filed 120 days after the end of the Company’s fiscal year.  As required by the rules of the Securities and Exchange Commission (the “SEC”), this Amended Report includes new certifications of our principal executive officer and principal financial officer, as set forth in Exhibits 31.3 and 31.4 to this Amended Report.

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

TABLE OF CONTENTS

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

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Alnoor Shivji	53	Chief Executive Officer, President and Chairman of the Board
Mona Chadha	50	Executive Vice President, Marketing and Business Development, Chief Operating Officer and Secretary
Hector Brush	58	Treasurer, Principal Financial Officer
Robert Coradini	50	Director
Dr. Robert J. Hariri	51	Director
Dr. R. Dean Hautamaki	46	Director
Makoto Kaneshiro	51	Director
Joel Kanter	53	Director
Nadine C. Smith	52	Director

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

Alnoor Shivji, Amjad Huda, Victor Joseph and Makoto Kaneshiro were former directors of WaferGen, Inc. and became our directors on May 31, 2007 in connection with the Merger as described below in the section titled “Certain Relationships and Related Transactions, and Director Independence” beginning on page 14.  Dr. R. Dean Hautamaki was appointed to serve as a director on May 31, 2007.  Joel Kanter was appointed to serve as a director on June 12, 2007.  Nadine C. Smith was appointed to serve as a director on November 12, 2008.  Dr. Robert J. Hariri was appointed to serve as a director on May 15, 2009.  Robert Coradini was appointed to serve as a director on October 27, 2009.  Mr. Joseph and Mr. Huda resigned as directors, officers and employees of the company effective June 17, 2009.

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

Mona Chadha, Executive Vice President of Marketing and Business Development, Chief Operating Officer and Secretary.  Ms. Chadha was promoted from Vice President of Marketing, Business Development and Corporate Communications to Executive Vice President of Marketing, Business Development and Corporate Communications and Interim Chief Operating Officer in March 2009, and later to Chief Operating Officer in February 2010.  Ms. Chadha has served as our Vice President of Marketing, Business Development and Corporate Communications since the closing of the Merger.  She joined WaferGen in July 2006 as its Vice President, Marketing and Business Development.  Ms. Chadha has over 15 years of experience in global product commercialization for leading biotechnology companies.  From July 2003 through July 2006, she was the Associate Director of Technology Marketing at Nektar Therapeutics, where she led the company’s repositioning and branding efforts and co-marketing of inhaled insulin.  She spent nine years with Applied Biosystems Group (Applera Corporation), from 1993 through 2001, in multiple top tier jobs, including Product Manager, Senior Product Manager and Product Line Manager.  Before joining Applied Biosystems, she was with CLONTECH Laboratories, Inc. during 1992 and 1993 as product manager and worked between 1988 and 1992 at Pharmacia LKB Biotechnology, Inc. as a Technical Specialist and Marketing Applications Specialist.  She holds a double Masters degree in Cell Biology and Anatomy from Columbia University and Microbiology from India.  She also completed the Executive Marketing Management Certificate Program at Stanford University.

Hector Brush, Treasurer, Principal Financial Officer.  Mr. Brush has served as our Treasurer and Principal Financial Officer since the departure of Amjad Huda, our former Chief Financial Officer and Treasurer, in June 2009.  Mr. Brush has served as our senior accountant since November 1, 2007.  Prior to joining us, Mr. Brush served as Senior Accountant and SEC Reporting Accountant for Symmetricom, Inc. from 2004 to 2007.  Mr. Brush has been working as an accountant serving small and large high tech companies since 1981.

Robert Coradini, Director.  Mr. Coradini has served as our director since October 2009.  He has over twenty years of experience in the healthcare industry and has focused on turnarounds, mergers & acquisitions and building global businesses.  Mr. Coradini has served as a chief executive and company president for various subsidiaries of the Johnson & Johnson Company since 1996, including service as President, New Ventures of Johnson & Johnson Consumer Group of Companies from 2005 until May 2009, service as World Wide President of Cardiovation/Ethicon from 2003 until 2005, service as President of LifeScan from 2000 to 2003 and as President of Cordis Endovascular from 1997 through 1999.  Mr. Coradini was also head of Business Development for Johnson & Johnson Medical Devices & Diagnostic group from 1999 through 2000.  Prior to joining Johnson & Johnson, Mr. Coradini was business manager for GE Medical Systems, Inc.  Mr. Coradini has his MBA with a concentration in Finance, Marketing & International Business from Columbia University Graduate School of Business and a B.A. in Biology & Economics with High Distinctions from the University of Rochester.

Dr. Robert J. Hariri, Director.  Dr. Hariri has served as our director since May 2009.  He has served as the chief executive officer of Celgene Cellular Therapeutics, a division of Celgene Corporation, since 2005.  Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002.  He has also served as co-founder, vice chairman and chief scientific officer of Neurodynamics, a privately held medical device and technology corporation.  Dr. Hariri has also held key academic positions at Weill Medical College of Cornell University and the Cornell University Graduate School of Medical Science, including serving as the director of the Center for Trauma Research.  Dr. Hariri also sits on the boards of ImmuneRegen, Semorex and Rocket Racing, Inc., is a member of the board of visitors of the Columbia University Fu Foundation School of Engineering and Applied Sciences and the Science and Technology Council of the Columbia University College of Physicians and Surgeons, and is a member of the scientific advisory board for the Archon X Prize for Genomics, which is awarded by the X Prize Foundation.

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

Joel Kanter, Director.  Joel Kanter has served as our director since June 2007.  He has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies and institutional financing to mature enterprises.  He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company.  Mr. Kanter currently serves on the Board of Directors of several public companies, including: Aquamatrix, Inc., I-Flow Corporation, Magna-Lab, Inc., Medgenics, Inc., and Pet DRx Corporation, as well as a number of private concerns.  Mr. Kanter has a B.A. in Political Science and a B.S. in Psychology from Tulane University.

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

We have three standing committees of the Board of Directors: the Audit Committee; the Nominating and Corporate Governance Committee; and the Compensation Committee.

Audit Committee

Our current Audit Committee was formed during September 2007.  It attends to and reports to our Board of Directors with respect to matters regarding our independent registered public accounting firm, including, without limitation: reviewing the annual registration; approving the firm to be engaged as our independent registered public accounting firm for the next fiscal year; reviewing with our independent registered public accounting firm the scope and results of their audit and any related management letter; consulting with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approving the professional services rendered by our independent registered public accounting firm; reviewing the independence, management consulting services and fees of our independent registered public accounting firm; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources; and preparing and supervising the SEC reporting requirements.  On September 30, 2008 the Board of Directors approved the Audit Committee Charter.  Our Audit Committee currently consists of Dr. Hautamaki, Mr. Kanter (Chairman), and Ms. Smith.  In addition, the Board of Directors believes that Mr. Kanter meets the definition of “audit committee financial expert,” and is “independent” as such terms are defined by SEC rules.

Nominating and Corporate Governance Committee

The Corporate Governance Committee of the Board of Directors is appointed by the Board (i) to oversee the selection of new directors, (ii) to oversee the function of the Board in its committees, and (iii) to evaluate the Board’s performance as well as the relationship between the Board and the Company’s management.  In May 2009, the Board re-named the Corporate Governance Committee as the Nominating and Corporate Governance Committee.  In addition to the duties listed above, the Nominating and Corporate Governance Committee is charged with identifying suitable qualified candidates to be proposed for appointment or election to the Board and to monitor the composition of the Board.  There is no formal process or policy that governs the manner in which the Nominating and Corporate Governance Committee identifies potential candidates for the Board of Directors.  Historically, however, the Nominating and Corporate Governance Committee (and prior to the formation of the Nominating and Corporate Governance Committee, the Board of Directors) has considered several factors in evaluating candidates for nomination to the Board of Directors, including the candidate’s knowledge of the Company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the Company’s stockholders as opposed to a specific group of stockholders.  The Nominating and Corporate Governance Committee currently consists of Mr. Coradini, Dr. Hariri (Chairman), Dr. Hautamaki, Mr. Kaneshiro, Mr. Kanter and Ms. Smith.

Compensation Committee

Our Compensation Committee was formed in September 2007 to attend to and report to our Board of Directors with respect to the appropriate compensation of our directors and executive officers and is responsible for administering all of our employee benefit plans.  We do not have a compensation committee charter.  The Compensation Committee currently consists of Mr. Coradini, Dr. Hariri, Mr. Kaneshiro and Mr. Kanter (Chairman).

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2009 Annual Meeting of Stockholders.

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

Name	No. of Late Reports	No. of Transactions That Were Not Reported on a Timely Basis	Failure to File a Required Form
Dr. R. Dean Hautamaki	1	1	0
Amjad Huda	0	0	0
Victor Joseph	0	0	0
Makoto Kaneshiro	1	1	0
Joel S. Kanter	1	1	0
Alnoor Shivji	3	4	0
Nadine C. Smith	3	4	0
Dr. Robert J. Hariri	1	2	0
Mona Chadha	0	0	0
Hector Brush	0	0	0

Code of Ethics

Effective December 28, 2007, our Company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company’s principal executive officer and principal financial officer, as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics set forth written standards that are designed to deter wrongdoing and promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely, and understandable disclosure in report and document that we file with, or submit to, the Security and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable government laws, rules and regulations;

(4)	the prompt internal reporting of violations of Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s personnel shall be accorded full access to our Chief Compliance Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our Company’s personnel are to be accorded full access to our Company’s Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president, secretary, and chief financial officer.

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

Our Code of Business Conduct and Ethics is available on our website, www.wafergen.com .

Item 11.               Executive Compensation

The following table summarizes all compensation recorded by us in each of fiscal year 2009 and 2008 for (i) our principal executive officer, (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2009 and whose total compensation exceeded $100,000 in fiscal year and (iii) two of our former executive officers who were our most highly compensated executive officers in fiscal year 2009 other than our principal executive officer, each of whom were not serving as an executive officer at the end of fiscal year 2009.  Such officers are referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Alnoor Shivji	2009	$223,125	(1)	$—	(2)	$—	(6)	$—		$223,125
Chairman, President and Chief Executive Officer	2008	$253,854	(1)	$62,500	(2),(3)	$64,747	(6)	$—		$381,101
Amjad Huda	2009	$103,956	(1)	$—	(2)	$3,408	(6)	$180,882	(7)	$288,246
Former Chief Financial Officer	2008	$253,854	(1)	$62,500	(2),(3)	$28,902	(6)	$—		$345,256
Victor Joseph	2009	$103,956	(1)	$—	(2)	$—	(6)	$180,882	(7)	$284,838
Former Chief Technology Officer	2008	$253,854	(1)	$62,500	(2),(3)	$33,982	(6)	$—		$350,336
Mona Chadha	2009	$212,609	(4)	$—	(4)	$102,783	(6)	$—		$315,392
Executive Vice President of Marketing and Business Development, Chief Operating Officer and Secretary	2008	$184,350	(4)	$45,000	(2),(3)	$29,238	(6)	$—		$258,588
Hector Brush	2009	$104,738	(5)	$—	(5)	$—	(6)	$—		$104,738
Treasurer and Principal Financial Officer	2008	$108,456	(5)	$—	(5)	$3,975	(6)	$—		$112,431

(1)
Annual salary of $262,500 commenced on May 31, 2008, one year after the date of executive officer’s employment agreement with the Company.  On November 30, 2008 the Company adjusted the salary to $223,125  until the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 30, 2009, excluding any gross proceeds received in connection with any financings completed by its Malaysian subsidiary, WGBM; or (b) raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing, as reasonably determined by the compensation committee of the board of directors of the Company.  Salaries of Mr. Huda and Mr. Joseph were terminated in connection with their resignation as officers and directors of the Company effective June 17, 2009.

(2)
Under such executive officer’s, former executive officer’s or employee’s employment agreement, the executive officer, former executive officer or employee is or was entitled to a performance-based bonus of up to 25% of his or her salary.  No bonuses were paid for performance during fiscal year 2008 or 2009.

(3)
The Compensation Committee of the Board determined that each such executive, former executive or employee would receive a bonus in 2008 for his or her performance in 2007 equal to 25% of his or her base salary upon the completion of a financing transaction by the Company above a certain threshold amount.  This bonus was earned in fiscal year 2007, but paid in fiscal year 2008.

(4)
Such officer became a Section 16B officer on March 20, 2009, and an annual salary of $225,000 commenced on that date pursuant to such executive officer’s employment agreement with the Company.  Under such officer’s amended employment agreement, the officer is entitled to a performance-based bonus of up to 40% of her salary.  No bonuses were paid for performance during fiscal year 2008 or 2009.

(5)	Such officer became a Section 16B officer effective June 18, 2009 and is entitled to an annual salary of $104,738. He is not eligible for a bonus.

(6)
Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 (rather than the dollar amount recognized for financial statement purposes for the fiscal year, excluding the impact of estimated forfeitures related to service-based vesting conditions, as previously required).  For more information, see Note 2, “Summary of Significant Accounting Policies--Stock-Based Compensation” and Note 7, “Stock Options and Warrants” to the Financial Statements contained in Item 8 in the Original Report.  The 2009 compensation expense for Amjad Huda and Victor Joseph excludes $60,481 and $61,073, respectively, being the dollar amount recognized for financial statement purposes resulting from the accelerated vesting of all of their outstanding options on June 17, 2009, in accordance with the terms of their separation agreements.

(7)
In connection with former executive officer’s separation agreement, the Company paid such former executive officer $180,882 in severance payments (including $40,385 for accrued vacation) in 2009, and will pay such former executive officer $165,651 in severance payments in 2010.

 Outstanding Equity Awards at Fiscal Year-End 2009 (1)

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Alnoor Shivji	31,250	(2)	43,750	(2)	$1.95	4/17/2018
	23,438	(4)	51,562	(4)	$1.35	9/30/2015
	7,292	(5)	17,708	(5)	$1.00	10/24/2015
	107,639	(6)	59,027	(6)	$1.50	5/31/2017
Amjad Huda	25,000	(2)	—		$1.95	6/17/2011	(12)
	12,500	(8)	—		$2.10	6/17/2011	(12)
	37,500	(4)	—		$1.35	6/17/2011	(12)
	20,000	(5)	—		$1.00	6/17/2011	(12)
	166,667	(6)	—		$1.50	6/17/2011	(12)
	134,979	(7)	—		$0.46	6/17/2011	(12)
Victor Joseph	25,000	(2)	—		$1.95	6/17/2011	(12)
	12,500	(3)	—		$2.10	6/17/2011	(12)
	37,500	(4)	—		$1.35	6/17/2011	(12)
	20,000	(5)	—		$1.00	6/17/2011	(12)
	166,667	(6)	—		$1.50	6/17/2011	(12)
	134,979	(7)	—		$0.46	6/17/2011	(12)
Mona Chadha	59,954	(9)	10,235	(9)	$0.15	7/1/2016
	10,417	(2)	14,583	(2)	$1.95	4/17/2018
	15,625	(4)	34,375	(4)	$1.35	9/30/2015
	2,917	(5)	7,083	(5)	$1.00	10/24/2015
	—	(10)	250,000	(10)	$1.10	3/20/2016
Hector Brush	20,834	(11)	19,166	(11)	$1.56	11/15/2017
	3,125	(4)	6,875	(4)	$1.35	9/30/2015
	1,021	(5)	2,479	(5)	$1.00	10/24/2015

(1)
Option numbers and prices are presented as of December 31, 2009.  Upon the Merger, we adopted and assumed WaferGen’s 2003 Stock Incentive Plan and the then outstanding options automatically converted into options to purchase shares of our common stock using the same exchange ratio applied to convert the WaferGen shares into our common stock in the merger.  Upon the Merger, the vesting of all options issued under the 2003 Stock Incentive Plan was accelerated, and all the options became immediately exercisable.

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

(3)
Option to purchase shares of our common stock at an exercise price of $2.10 per share granted on April 30, 2008, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter,   and expires 10 years after the date of grant.

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

(6)
Option to purchase shares of our common stock at an exercise price of $1.50 per share granted on May 31, 2007, which option vests in equal monthly installments over four years and expires 10 years after the date of grant.

(7)
Option to purchase shares of our common stock at an exercise price of $0.46 per share granted on January 3, 2007 under the 2003 Stock Incentive Plan, which option became fully vested upon the Merger and expires 10 years after the date of grant.

(8)
Option to purchase our common stock at an exercise price of $2.10 per share granted on January 14, 2009, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date of April 30, 2008, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter, and expires 7 years after the date of grant.

(9)
Option to purchase shares of our common stock at an exercise price of $0.15 per share granted on July 1, 2006, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when the optionee completes each full month of continuous service thereafter, and expires 10 years after the date of grant.

(10)
Option to purchase our common stock at an exercise price of $1.10 per share granted on March 20, 2009, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when optionee completes each full month of continuous service thereafter, and expires 7 years after the date of grant.

(11)
Option to purchase shares of our common stock at an exercise price of $1.56 per share granted on November 15, 2007, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when the optionee completes each full month of continuous service thereafter, and expires 10 years after the date of grant.

(12)	In accordance with the terms of separation agreements, all of Amjad Huda’s and Victor Joseph’s options will now expire on June 17, 2011, two years after their resignation dates.

Employment Agreements

Alnoor Shivji

We have entered into an employment agreement with Alnoor Shivji to serve as our Chairman and Chief Executive Officer, for renewable one year terMs.  Pursuant to this employment agreement, Mr. Shivji is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee.  Mr. Shivji is also entitled to a performance-based bonus of up to 25% of his salary.  Upon execution of his employment agreement, we granted Mr. Shivji an option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years.  If we terminate Mr. Shivji’s employment without cause or if Mr. Shivji resigns for good reason, we will pay Mr. Shivji his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days.  Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause.  This agreement prohibits Mr. Shivji from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Shivji receives severance payments from us.  On January 16, 2009, Mr. Shivji agreed in a letter agreement with the Company to reduce his base salary by 15% from $262,500 to $223,000.  The letter agreement confirms the prior salary reduction that was voluntarily agreed to by this officer effective as of November 1, 2008.  The letter agreement provides that the base salary will return to its prior level in the event that the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 20, 2009 (excluding any gross proceeds received in connection with any financings completed by the Company’s Malaysian subsidiary), or the Company raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing.  The compensation committee of the Company’s board of directors approved of the foregoing salary reduction as set forth in the letter agreement.  The conditions for the return of Mr. Shivji’s base salary to its prior level were not met in 2009.

Mona Chadha

On November 10, 2009, we entered into an employment agreement with Mona Chadha to serve as our Executive Vice President of Marketing and Business Development and Interim Chief Operating Officer.  Ms. Chadha’s employment with the Company will be “at will” at all times.  Pursuant to this employment agreement, Ms. Chadha is entitled to receive an annual base salary of $225,000, subject to annual reviews by our Compensation Committee.  Ms. Chadha is also entitled to a performance-based bonus of up to 40% of her salary.  In addition, with respect to fiscal year 2009 only, Ms. Chadha received the following supplemental payments: (i) upon execution of the employment agreement, $16,575.71, and (ii) $16,575.71 when the Company paid its December 15, 2009, regular payroll.  These additional payments are, in the aggregate, equal to the difference between the base salary rate above and the salary payments received by Ms. Chadha for the period from March 20, 2009 (the date she was appointed as the Company’s Interim Chief Operating Officer) through October 29, 2009.  If we terminate Ms. Chadha’s employment without cause or if Ms. Chadha resigns for good reason, (a) we will pay Ms. Chadha her then current annual base salary for (i) one year if the termination occurs prior to October 30, 2010, or within 12 months after the completion of a change of control of the Company, or (ii) six months otherwise, in each case payable in accordance with standard payroll procedures (or in a lump sum if the termination occurs within 12 months after the completion of a change of control), and (b) any earned but unpaid base salary, a prorated portion of her annual bonus and reimbursement for employment-related expenses and for unused, but accrued, vacation days.  Receipt of salary continuation severance payments is conditioned on Ms. Chadha’s not competing with us during the period of the payments.

Former Executive Officers

On June 17, 2009, the Company entered into employment separation agreements with each of Amjad Huda, the former Chief Financial Officer and Treasurer of the Company, and Victor Joseph, the former Chief Technical Officer and Secretary of the Company.  Pursuant to the separation agreements, Mr. Huda’s and Mr. Joseph’s employment with the Company ended on June 17, 2009.  The Company will pay each of Mr. Huda and Mr. Joseph severance in the amount of $306,250, less applicable withholdings, payable in the form of salary continuation over 14 months in accordance with the Company’s regular payroll practices.  All stock options granted to Mr. Huda and Mr. Joseph pursuant to the Company’s stock incentive plans have vested in connection with their terminations of employment, and each of Mr. Huda and Mr. Joseph will have two years to exercise such stock options.  The Company will pay the premiums for COBRA medical coverage for Mr. Huda and Mr. Joseph until the earlier of the two-year anniversary of the separation date or the date Mr. Huda or Mr. Joseph, as the case may be, become covered under another employer’s group health plan.  Mr. Huda and Mr. Joseph each provided a release of claims in favor of the Company, and the Company, in turn, provided each of Mr. Huda and Mr. Joseph a release of claims.

In connection with the terminations of their employment, Mr. Huda and Mr. Joseph also agreed that, during the period commencing on the date of separation and ending on the one year anniversary of the date of separation, they will not transfer or sell any shares of the Company’s common stock held by them after the date of their separation, subject to certain exceptions, including the following: (i) beginning seven months after the separation date and ending nine months after the separation date, each of Mr. Huda and Mr. Joseph shall be entitled to sell in open market or otherwise through or reportable on the over-the-counter market or any stock exchange (“Market Transactions”) on each trading day during such three-month period an aggregate number of shares of the Company’s common stock of no more than 15% of the average daily volume of shares of the Company’s common stock traded over the counter or on any stock market, as the case may be, during the three month period from September 1, 2009 through November 30, 2009 (the “ADV”); and (ii) beginning on the first day after nine months following the separation date and ending on the one year anniversary of the separation date, each of Mr. Huda and Mr. Joseph shall be entitled to sell in Market Transactions on each trading day during such three-month period an aggregate number of shares of the Company’s common stock of no more than 20% of the ADV.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	In	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	($)	($)
Makoto Kaneshiro	$—	$—	$11,190	$—	$—	$—	$11,190
Dr. R. Dean Hautamaki	$—	$—	$11,190	$—	$—	$—	$11,190
Joel Kanter	$—	$—	$11,190	$—	$—	$—	$11,190
Nadine C. Smith	$—	$—	$11,190	$—	$—	$—	$11,190
Dr. Robert Hariri	$—	$—	$23,424	$—	$—	$—	$23,424
Robert Coradini	$—	$—	$29,561	$—	$—	$—	$29,561

(1)	The amounts shown in column (d) represent the aggregate grant date fair value of stock awards granted in 2009 computed in accordance with FASB ASC Topic 718.

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

•
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

In November 2009, because the 2009 Annual Meeting was held in December instead of June, the month of the Annual Meeting held in 2008, the Board determined to modify the Annual Grant with respect to the 2009 Annual Meeting only, as follows: (1) the Annual Grant would be made only to each non-employee director who had been a director for at least one (1) year as of the date of the 2009 Annual Meeting; and (2) each Annual Grant would be 50% vested on the date of grant, and the remaining 50% of the Annual Grant shall vest over six months with one-half of such remaining amount vesting every three months, such that the Annual Grant shall be fully vested at the end of six months.

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

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on the Company.

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

In January, 2007 WaferGen Bio-systems, Inc.’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”).  The purpose of the 2007 Plan is to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success.  Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, no-qualified stock options and restricted stock.  The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors.  The 2008 Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan.  The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success.  Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock.  Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date.  The 2008 Plan is administered by the Company’s Board of Directors.

On December 4, 2009, the Company increased the aggregate number of shares of Common Stock that may be issued under the 2008 Plan to a total authorized reserve of 3,500,000 shares, a 1,500,000 share increase.  Notwithstanding the foregoing, no more than 1,750,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2009:

Number of
Securities
Remaining
	Number of		Available for
	Securities to		Future Issuance
	Be		Under Equity
	Issued upon		Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holder	4,149,402	$1.42	$1,437,979
Equity compensation plans not approved by security holder	—	—	—
Total	4,149,402	$1.42	$1,437,979

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., 7400 Paseo Padre Parkway, Fremont, CA 94555.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 29, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned (1)
William L. Collins	3,241,743	(2)	9.36%
Mark Tompkins	2,314,026	(3)	6.81%
The Shivji Family Trust dated June 12, 2000	1,987,086	(4)	5.86%
CSK-VC Life Science Investment Fund LP	1,768,186	(5)	5.24%
Directors and Executive Officers:
Alnoor Shivji	5,079,492	(6)	14.76%
Nadine C. Smith	1,044,436	(7)	3.08%
Dr. R. Dean Hautamaki	388,373	(8)	1.14%
Makoto Kaneshiro	186,533	(9)	*
Mona Chadha	185,394	(10)	*
Dr. Robert Hariri	170,769	(11)	*
Joel Kanter	167,500	(12)	*
Robert Coradini	160,769	(13)	*
Hector Brush	31,459	(14)	*
Directors and Executive Officers as a Group (9 persons)	7,414,725		20.86%

*	Less than 1%

(1)	Based on 33,594,399 shares of our common stock issued and outstanding as of April 29, 2010.

(2)
Share ownership based on beneficial owner’s S13-G/A filed February 29, 2010, and includes shares held by William L. Collins 2009 GRAT and affiliates of Brencourt Advisors, LLC.  Share percentage calculation includes 492,348 shares of common stock issuable upon the exercise of currently exercisable warrants held by William L. Collins 2009 GRAT and 474,309 shares of common stock issuable upon the exercise of currently exercisable warrants held by affiliates of Brencourt Advisors, LLC.  William L. Collins has voting control and investment power over, but disclaims beneficial ownership of, the securities managed owned by William L. Collins 2009 GRAT.  William L. Collins is the CEO and Managing Member of Brencourt Advisors, LLC, but lacks sole voting control and investment power over and disclaims beneficial ownership of the securities managed by Brencourt Advisors, LLC.  Brencourt Advisors, LLC’s and William L. Collins’s address is 600 Lexington Avenue, 8th Floor, New York, NY 10022.

(3)	Includes 305,400 shares of common stock issuable upon the exercise of currently exercisable warrants. His address is c/o Gottbetter & Partners, 488 Madison Ave, 12th Floor, New York, NY 10022.

(4)
Includes 206,868 shares of common stock issuable upon the exercise of currently exercisable warrants.  Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust dated June 12, 2000 (“The Shivji Family Trust”).  Its address is 692 Hillcrest Terrace, Fremont, CA 94539.  See also footnote (6) in this section.

(5)
Includes 50,000 shares of common stock issuable upon the exercise of currently exercisable warrants.  Hiromichi Tabata has the power to vote and dispose of the shares being registered on behalf of CSK-VC Life Science Investment Fund.  Its address is 5th Floor, Riviera Minami Aoyama Building, 3-3-3, Minami-Aoyama, Minato-Ku, Tokyo 107-0062 Japan.

(6)
Consists of (i) 2,424,561 shares of common stock, (ii) 290,555 shares of common stock issuable upon the exercise of currently exercisable warrants, (iii) 207,292 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iv) 1,780,218 shares of common stock held by The Shivji Family Trust, (v) 206,868 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Family Trust, (vi) 48,333 shares of common stock held by each of the Shivji Children’s Trust fbo Zahra Shivji, the Shivji Children’s Trust fbo Suraya Shivji and the Jameel Shivji Irrevocable Trust (the “Shivji Children’s Trusts”), and (vii) 8,333 shares of common stock issuable upon the exercise of currently exercisable warrants held by each of the three Shivji Children’s Trusts.  Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust and each of the three Shivji Children’s Trusts (together, the “Shivji Trusts”).  Mr. Shivji disclaims beneficial ownership of the securities held by each of the Shivji Trusts, except to the extent he has a pecuniary interest therein.  Excludes options to purchase 134,374 shares of common stock that are not exercisable within 60 days.  See also footnote (4) in this section.

(7)
Includes 170,836 shares of common stock issuable upon the exercise of currently exercisable warrants and 55,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(8)
Consists of (i) 255,625 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (ii) 110,633 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”), and (iii) 22,115 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack.  Excludes options to purchase 94,375 shares of common stock that are not exercisable within 60 days.

(9)
Consists of 186,533 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.  Excludes options to purchase 2,249 shares of common stock that are not exercisable within 60 days.

(10)
Consists of 185,394 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.  Excludes options to purchase 219,795 shares of common stock that are not exercisable within 60 days.

(11)
Includes 30,769 shares of common stock issuable upon the exercise of currently exercisable warrants and 40,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(12)
Includes (i) 70,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (ii) 75,000 shares of common stock held by the Kanter Family Foundation and (iii) 22,500 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation.  Joel Kanter and his brother, Joshua Kanter, have voting and dispositive power over all of the securities held by the Kanter Family Foundation.  Mr. Kanter disclaims beneficial ownership of the securities held by the Kanter Family Foundation, except to the extent he has a pecuniary interest therein.

(13)
Includes 30,769 shares of common stock issuable upon the exercise of currently exercisable warrants and 30,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.  Excludes options to purchase 10,000 shares of common stock that are not exercisable within 60 days.

(14)
Consists of 31,459 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.  Excludes options to purchase 22,041 shares of common stock that are not exercisable within 60 days.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

On June 16, 2009, August 21, 2009 and August 31, 2009, WBSI sold in a private placement (the “First 2009 Private Placement”) 5,009,000 units consisting of an aggregate of 5,009,000 shares its common stock and five-year warrants to purchase an aggregate of up to 1,502,700 shares of its common stock with an exercise price of $2.00 per share.  Under certain circumstances, the warrants will be exercisable using cashless exercise.  The purchase price for the units was $1.25 per unit, or $6,261,250 in the aggregate.  Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

The purchasers included Alnoor Shivji (our Chairman and Chief Executive Officer), Robert Coradini (now a member of our board of directors (but not at the time)), Dr. Robert Hariri (a member of our board of directors), and certain other investors that participated in the Company’s previous private placements.  Messrs. Shivji and Coradini and Dr. Hariri purchased 800,000, 100,000 and 100,000 units, respectively (for an aggregate purchase price of $1,000,000, $125,000 and $125,000, respectively.  Messrs. Shivji and Coradini and Dr. Hariri each participated in the private placement on substantially the same terms as the other purchasers.

Net proceeds received from the First 2009 Private Placement were used for research and development, sales and marketing, an investor relations program and repayment of debt and for working capital and other general corporate purposes.

The First 2009 Private Placement was made solely to “accredited investors,” as defined in Regulation D under the Securities Act, or  “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act.  The units and the common stock sold in the First 2009 Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On December 23, 2009, December 30, 2009 and January 6, 2010, WBSI sold in a private placement (the “Second 2009 Private Placement”) 3,390,335 units consisting of an aggregate of 3,390,335 shares its common stock and five-year warrants to purchase an aggregate of up to 847,585 shares of its common stock with an exercise price of $2.50 per share.  Under certain circumstances, the warrants will be exercisable using cashless exercise.  The purchase price for the units was $1.50 per unit, or $5,085,500 in the aggregate.  Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

The purchasers included the Shivji Trusts (all of which are affiliates of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Cojack (which is an affiliate of Dr. Raymond Dean Hautamaki, a member of our board of directors), and certain other investors that participated in the Company’s previous private placements.  The Shivji Trusts and Cojack purchased 116,666, and 20,000 units, respectively, for an aggregate purchase price of $175,000, and $30,000, respectively.  The Shivji Trusts and Cojack each participated in the Second 2009 Private Placement on substantially the same terms as the other purchasers.

Net proceeds received from the Second 2009 Private Placement will be used for research and development, sales and marketing, an investor relations program and repayment of debt and for working capital and other general corporate purposes.

The Second 2009 Private Placement was made solely to “accredited investors,” as defined in Regulation D under the Securities Act, or  “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act.  The units and the common stock sold in the Second 2009 Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides certain information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of the Company’s common stock in the fourth quarter of 2008 and first quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (Dec. 1- Dec. 31, 2008)	16,693	$0.99	16,693	232,500
Month #2 (Jan. 1- Jan. 31, 2009)	43,869	$1.12	43,869	188,631
Month #3 (Feb. 1- Feb. 28, 2009)	44,534	$1.20	44,534	144,097
Month #4 (Mar. 1- Mar. 31, 2009)	10,337	$1.23	10,337	—
Total	115,433	$1.14	115,433	—

(1)	The Company did not purchase any shares of its common stock during 2008 or 2009.

(2)	As of March 31, 2009. As of the date of this prospectus, no additional shares may be purchased under the Rule 10b5-1 Plans.

On November 14, 2008, the Company’s Chairman, President and Chief Executive Officer and Director, Alnoor Shivji, entered into a “Rule 10b5-1 Plan,” with instructions to purchase 2,000 shares of the Company’s common stock (for the account of The Shivji Family Trust) each week from December 2, 2008, through May 20, 2009, at the market price (subject to a maximum price of $2.00 per share).

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

As of March 31, 2009, The Shivji Family Trust had purchased a total of 60,513 shares, Ms. Smith had purchased a total of 38,120 shares and Dr. Hautamaki had purchased a total of 16,800 shares under their respective Rule 10b5-1 Plans.

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

Our Board of Directors believes that Messrs. Coradini, Kaneshiro and Kanter, Drs. Hariri and Hautamaki, and Ms. Smith qualify as “independent” directors, as that term is defined by SEC rules.

Item 14.               Principal Accountant Fees and Services

Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP for services performed during the fiscal years ended December 31, 2009 and 2008.

	2009	2008
Audit fees	$180,280	$98,194
Audit related fees	81,214	39,271
Tax fees	20,193	24,586
All other fees	—	—
Total Fees	$281,687	$162,051

Audit Fees

Audit fees consist of fees and reimbursement of expenses for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

Audit Related Fees

Audit related fees consist of services provided in connection with other statutory or regulatory filings that are not included under audit fees.

Tax Fees

Tax fees consist of fees and reimbursement of expenses for professional services provided in connection with the preparation of the Company’s federal and state tax returns.

Pre-Approval Policies and Procedures

Our Audit Committee policy is to pre-approve all services to be provided by Rowbotham & Company LLP.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Form 10-K/A and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.  See “Available Information.”

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.		8-K		2.1	6/5/2007

2.2	Certificate of Merger of WaferGen Acquisition Corp. with and into WaferGen, Inc., dated May 31, 2007		8-K		2.2	1/16/2008

3.1	Certificate of Incorporation of WBSI		SB-2		3.1	8/9/2006

3.2	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007		8-K		3.1	2/1/2007

3.3	Bylaws of WBSI		SB-2		3.2	8/9/2006

4.1	Lockup Agreement dated January 14, 2008, among WBSI, Rodman & Renshaw LLC and R&R Biotech Partners LLC		SB-2/A		4.1	1/16/2008

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock		10-K	12/31/2009	10.1	3/22/2010

10.2	Form of Common Stock Purchase Warrant issued to investors in a private placement, the initial closing of which was held on May 31, 2007		8-K		10.21	6/5/2007

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007		8-K		10.22	6/5/2007

10.4 †	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji		8-K		10.26	6/5/2007

10.5	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto		8-K		10.1	5/21/2008

10.6	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

10.7 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.8 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.9	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.10	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.11	Put Option Agreement dated May 28, 2008, by and among Alnoor Shivji and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	9/30/2008	10.3	11/14/2008

10.12 †	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji		10-K	12/31/2008	10.39	3/27/2009

10.13	Form of WBSI Distribution Agreement		10-K	12/31/2008	10.42	3/27/2009

10.14	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.15	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.16	Form of Put Option Agreement dated April 3, 2009, by and among Alnoor Shivji and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.3	4/14/2009

10.17	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.18	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.5	8/10/2009

10.19	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

10.20	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.21	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

10.22 †	Employment Separation Agreement, dated June 17, 2009, by and among Amjad Huda and WaferGen Bio-systems, Inc.		10-K	12/31/2009	10.22	3/22/2010

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date

10.23 †	Employment Separation Agreement, dated June 17, 2009, by and among Victor Joseph and WaferGen Bio-systems, Inc.		10-K	12/31/2009	10.23	3/22/2010

10.24	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

10.25	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.26	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.3	11/13/2009

10.27	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Primar Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.28 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha		10-Q	9/30/2009	10.5	11/13/2009

10.29	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.30 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	12/10/2009

10.31	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.58	3/2/2010

10.32	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

10.33	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

21.1	Subsidiaries of the Registrant		10-K	12/31/2008	21.1	3/27/2009

23.1	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company LLP		10-K	12/31/2009	23.1	3/22/2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer		10-K	12/31/2009	31.1	3/22/2010

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer		10-K	12/31/2009	31.2	3/22/2010

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/2009	32.1	3/22/2010

32.2	Section 1350 Certification of principal financial officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/2009	32.2	3/22/2010

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ Alnoor Shivji
Date: April 30, 2010		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Alnoor Shivji
Alnoor Shivji	Chairman, President and Chief Executive Officer (principal executive officer)	April 30, 2010
/s/ Hector Brush
Hector Brush	Treasurer (principal financial officer)	April 30, 2010

Dr. R. Dean Hautamaki	Director
/s/ Joel Kanter
Joel Kanter	Director	April 30, 2010
/s/ Makoto Kaneshiro
Makoto Kaneshiro	Director	April 30, 2010
/s/ Nadine Smith
Nadine Smith	Director	April 30, 2010

Dr. Robert Hariri	Director

/s/ Robert Coradini
Robert Coradini	Director	April 30, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

EXHIBIT 31.3

CERTIFICATION

I, Alnoor Shivji, certify that:

1.	I have reviewed this annual report on Form 10-K/A of WaferGen Bio-systems, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Date: April 30, 2010

/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT 31.4

CERTIFICATION

I, Hector Brush, certify that:

1.	I have reviewed this annual report on Form 10-K/A of WaferGen Bio-systems, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Date: April 30, 2010

/s/ Hector Brush
Hector Brush
Treasurer
(principal financial officer)