Form 10-K/A
period 2009-12-31
WaferGen Bio-systems, Inc.
filed 2010-05-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 333-136424

WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0416683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7400 Paseo Padre Parkway, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 651-4450
Registrant’s telephone number, including area code

Securities registered under Section 12-(b) of the Exchange Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12-(g) of the Exchange Act:
Common stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

As of May 11, 2010, the registrant had a total of 33,619,399 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment”) filed by WaferGen Bio-systems, Inc. (the “Company”) amends and replaces Items 7, 8 and 9A(T) of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 22, 2010, as amended by Amendment No. 1 thereto filed with the SEC on April 30, 2010 (collectively, the “Original Report”). New certifications of the Company’s principal executive officer and principal financial officer have been filed as exhibits to this Amendment.

The Company is filing this Amendment in order to restate the Company’s audited financial statements as of and for the year ended December 31, 2009, to reflect adjustments resulting from the Company’s adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective as of January 1, 2009.

On May 10, 2010, the Company determined that the impact of adopting ASC 815-40 with regard to certain warrants previously issued by the Company was material and, therefore, that the Company should restate its financial statements as of and for the year ended December 31, 2009, to reflect the adoption of ASC 815-40.

The Company’s Original Report reflected warrants to purchase 3,489,979 shares of the Company’s common stock as stockholders’ equity as of December 31, 2009. In this Amendment, such warrants have been reclassified as liabilities in accordance with ASC 815-40. The resulting impact of this accounting change as of and for the year ended December 31, 2009 is an increase in the Company’s net loss of $564,122, a decrease in the Company’s accumulated deficit at the start of the year of $368,627, an increase in the Company’s liabilities of $2,778,191, and a decrease in additional paid in capital of $2,582,696. The foregoing adjustments reflect non-cash items in the Company’s financial statements.

This Amendment also includes restated unaudited financial statements for each of the quarterly periods in the year ended December 31, 2009, in order to reflect the adoption of ASC 815-40. The Company is not separately amending each of the Quarterly Reports on Form 10-Q for such periods affected by the restatement because the disclosures in any such amendments would in large part repeat the disclosures contained in this Amendment. As a result, the financial information contained in such Quarterly Reports should no longer be relied upon. All financial and other information included in this Amendment reflects the restatement of the Company’s financial statements for such prior periods.

Except as set forth above, this Amendment speaks as of the date of the Original Report and has not been updated to reflect events occurring subsequent to the date of the Original Report. This Amendment should be read in conjunction with the Original Report as amended by this Amendment, and the Company’s other filings made with the SEC subsequent to the date of the Original Report.

FORWARD LOOKING STATEMENTS

Information included in this Form 10-K/A may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” in the Original Report and elsewhere in this Form 10-K/A, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Annual Report on Form 10-K/A, all references to the “Company,” “we,” “our” and “us” for periods prior to May 31, 2007 refer to WaferGen, Inc. (or “WaferGen”) and for periods on or after May 31, 2007 refer to WaferGen Bio-systems, Inc. (or “WBSI”). On May 31, 2007, WaferGen was acquired by WBSI.  In the transactions, WaferGen merged with a subsidiary of WBSI and became a wholly owned subsidiary of WBSI (the “Merger”). WaferGen was considered the “acquirer” for accounting purposes, and accordingly the historical financial statements of WaferGen for periods prior to the Merger replaced those of WBSI.

PART II

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the other sections of this Report, including Item 1 and Item 8 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Current Report on Form 10-K/A. See “Cautionary Factors That May Affect Future Results.” Our actual results may differ materially.

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

Since inception, WaferGen has incurred substantial operating losses. As of December 31, 2009, WaferGen’s accumulated deficit was $30,462,283 and the total stockholders’ deficit was $1,347,936. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over at least the next year. WaferGen will also need to increase its selling, general and administrative costs as it builds its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively:

	Year Ended December 31,
	2009	2008

Revenue	$379,373	$621,866

Cost of revenue	263,041	241,033

Gross margin	116,332	380,833

Operating expenses:
Sales and marketing	601,245	1,179,791
Research and development	5,142,083	4,628,262
General and administrative	4,383,082	2,603,180

Total operating expenses	10,126,410	8,411,233

Operating loss	(10,010,078)	(8,030,400)

Other income and (expenses):
Interest income	14,493	82,318
Interest expense	(9,570)	(14,851)
Unrealized loss on fair value of warrants, net	(564,122)	—
Miscellaneous expense	(51,211)	(78,504)

Total other income (expense)	(610,410)	(11,037)

Net loss before provision for income taxes	(10,620,488)	(8,041,437)

Provision for income taxes	—	—

Net loss	$(10,620,488)	$(8,041,437)

Revenue

The following table represents our revenue for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$379,373	$621,866	(38.99)%

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

Sales and Marketing Expenses

The following table represents our sales and marketing expenses for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$601,245	$1,179,791	(49.04)%

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

Interest Income

The following table represents our interest income for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$14,493	$82,318	(82.39)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts. For the year ended December 31, 2009, interest income decreased $67,825, or 82.39%, as compared to the year ended December 31, 2008. The decrease was due to a reduction in the average cash invested in interest-bearing accounts, and the lower interest rates afforded.

Interest Expense

The following table represents our interest expense for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$9,570	$14,851	(35.56)%

For the year ended December 31, 2009, interest expense decreased $5,281, or 35.56%, as compared to the year ended December 31, 2008. The decrease was due to a reduction in the balances outstanding on our capital leases, offset by other miscellaneous interest charges in 2009.

Unrealized Loss on Fair Value of Warrants, net

The following table represents our unrealized loss on fair value of warrants, net for the years ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$564,122	$—	N/A	%

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009 and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Net losses from warrant derivative revaluations for the year ended December 31, 2009 were $564,122. The loss is attributed to revaluations of warrants and results primarily from an increase in the Company’s stock price. There was no derivative revaluation expense during 2008, as this was prior to the adoption of FASB ASC 815-40, although had this been in effect, there would have been a net gain of $368,627, primarily attributable to a decrease in the Company’s stock price.

Miscellaneous Expense

The following table represents our miscellaneous expense for the year ended December 31, 2009 and 2008:

Year Ended December 31,
2009	2008	% Change

$51,211	$78,504	(34.77)%

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

Liquidity and Capital Resources

From inception through December 31, 2009, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $23,739,996, net of offering costs, from the sale of common stock and warrants, and $3,056,887, net of offering costs, from the sale of redeemable convertible preference shares (“RCPS”) in its Malaysian subsidiary. As of December 31, 2009, we had $5,953,639 in cash and cash equivalents, and working capital of $4,230,123.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the years ended December 31, 2009 and 2008 in the amounts of $7,832,332 and $7,284,180, respectively. The restatement had no net impact on cash flow from operating activities. The cash used in operating activities in the year ended December 31, 2009 was due to cash used to fund a net operating loss of $10,620,488, offset by non-cash expenses related to depreciation and amortization, stock-based compensation, issuance of warrants for services, unrealized loss on fair value of warrants, exchange loss, inventory provision and expensed equipment totaling $2,205,776 and by cash provided from a change in working capital of $582,380. The increase in cash used in the year ended December 31, 2009 compared to 2008 was driven primarily by the increase in the net operating loss, offset by the increases in non-cash expenses, and in accrued severance pay, to be paid to two former officers over the fourteen months commencing on June 17, 2009.

Net Cash Used in Investing Activities

The Company used $263,291 in the year ended December 31, 2009, and $601,897 (net of a deposit of $51,446 made in 2007 applied to a 2008 purchase) in the year ended December 31, 2008, to acquire property and equipment. The cash used in the year ended December 31, 2009 includes the cost of equipment of $123,998, which was capitalized, but not depreciated, at March 31, 2009, and was reassessed and expensed as research and development in the three months ended June 30, 2009.

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

Availability of Additional Funds

We believe funds available at December 31, 2009, along with the net proceeds from the subsequent sale of common stock and Series B RCPS in our subsidiary, (See Note 15 to the Consolidated Financial Statements in Part II, Item 8, for further information), will fund our operations through June 2010. Thereafter, we expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

The weighted-average grant date fair value of options awarded in the years ended December 31, 2009 and 2008, respectively, were $0.56 and $0.28.  These fair values were estimated using the following assumptions:

	December 31, 2009	December 31, 2008

Risk-free interest rate	1.31% - 2.97%	2.37% - 3.34%

Expected term	4.75 Years	4.75 – 5.00 Years

Expected volatility	40.04% - 42.44%	16.97% - 33.31%

Dividend yield	0%	0%

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

Warrant Derivative Liabilities.  We evaluate our warrants to determine whether they are indexed to our common stock, and if it is determined that they are not, they are treated as derivatives. We have determined that all of the warrants that we have issued which contain an anti-dilution provision are not indexed to our stock. We measure the fair value of these warrants at the dates of issuance, and at each period end, to determine the associated derivative liability.

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants as at December 31, 2009 ranged from $0.52 to $0.97.

Fair values at measurement dates during the year ended December 31, 2009 were estimated using the following assumptions:

December 31, 2009

Risk-free interest rate	1.16% - 2.16%

Expected remaining term	2.71 - 4.00 Years

Expected volatility	43.26% - 49.78%

Dividend yield	0%

Private Placement discount to stock price	15%

Risk-Free Interest Rate.  This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Private Placement Discount to Stock Price.  This is the percentage amount by which future stock offerings are expected to be priced at a discount from the trading price of our common stock at the offering closing dates, and is based on management’s estimate, taking into consideration future expectations and historical experience. An increase in the expected discount to stock price will increase the fair value and the associated derivative liability.

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

Cautionary Factors That May Affect Future Results

This Report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain warrants pursuant to the new authoritative guidance in FASB ASC topic 815-40, “Contract in Entity’s Own Equity.”

As disclosed in Notes 1 and 16 to the consolidated financial statements, the Company has restated its 2009 consolidated financial statements to now account for warrants pursuant to the new authoritative guidance in FASB ASC topic 815-40, “Contracts in Entity’s own Equity”.

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 19, 2010 (except for Notes 1, 2, 8, 9, 10, 11, 14, 15 and 16 for which the date is May 12, 2010)

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
	(As restated, See Note 16)
Assets
Current assets:
Cash and cash equivalents	$5,953,639	$2,597,413
Accounts receivable	258,855	40,757
Inventories, net	39,970	227,272
Prepaid expenses and other current assets	138,712	135,629

Total current assets	6,391,176	3,001,071

Property and equipment, net	441,996	795,339
Other assets	57,982	15,690

Total assets	$6,891,154	$3,812,100

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,240,397	$904,094
Accrued rent	10,493	31,671
Accrued payroll	241,586	160,242
Accrued severance pay	371,596	—
Accrued vacation	117,619	181,377
Accrued other expenses	157,699	72,012
Current portion of capital lease obligations	21,663	55,934

Total current liabilities	2,161,053	1,405,330

Capital lease obligations, net of current portion	8,852	24,928

Warrant derivative liability	2,778,191	—

Redeemable convertible preference shares in subsidiary	3,290,994	1,977,916

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 33,387,857 and 24,830,932 shares issued and outstanding at December 31, 2009 and December 31, 2008	33,388	24,831
Additional paid-in capital	29,017,578	20,397,789
Accumulated deficit	(30,462,283)	(20,032,260)
Accumulated other comprehensive income	63,381	13,566

Total stockholders’ equity (deficit)	(1,347,936)	403,926

Total liabilities and stockholders’ equity (deficit)	$6,891,154	$3,812,100

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Period From October 22, 2002 (Inception) to
	2009	2008	December 31, 2009
	(As restated, See Note 16)		(As restated, See Note 16)

Revenue	$379,373	$621,866	$1,295,507

Cost of revenue	263,041	241,033	604,940

Gross margin	116,332	380,833	690,567

Operating expenses:
Sales and marketing	601,245	1,179,791	2,782,259
Research and development	5,142,083	4,628,262	15,838,473
General and administrative	4,383,082	2,603,180	11,773,236

Total operating expenses	10,126,410	8,411,233	30,393,968

Operating loss	(10,010,078)	(8,030,400)	(29,703,401)

Other income and (expenses):
Interest income	14,493	82,318	259,858
Interest expense	(9,570)	(14,851)	(321,454)
Unrealized loss on fair value of warrants, net	(564,122)	—	(564,122)
Miscellaneous expense	(51,211)	(78,504)	(129,715)

Total other income and (expenses)	(610,410)	(11,037)	(755,433)

Net loss before provision for income taxes	(10,620,488)	(8,041,437)	(30,458,834)

Provision for income taxes	—	—	—

Net loss	(10,620,488)	(8,041,437)	(30,458,834)

Cumulative effect of reclassification of warrants	—	—	368,627
Accretion on Redeemable Convertible Preference Shares in Subsidiary	(178,162)	(37,916)	(216,078)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(10,798,650)	$(8,079,353)	$(30,462,283)

Net loss per share - basic and diluted	$(0.39)	$(0.33)

Shares used to compute net loss per share - basic and diluted	27,378,293	24,214,807

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest	—	—	5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Accretions on Series B Preferred Stock	—	104,000	—	—	—	—	—	(104,000)	(104,000)

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	642,076	—	642,076

Net loss	—	—	—	—	—	—	—	(2,686,451)	(2,686,451)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balances as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
					(As restated, See Note 16)	(As restated, See Note 16)		(As restated, See Note 16)

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Cumulative effect of reclassification of warrants	—	—	—	—	(468,071)	368,627	—	(99,444)

Balances as of January 1, 2009, as adjusted	—	—	24,830,932	24,831	19,929,718	(19,663,633)	13,566	304,482

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $781,122	—	—	5,009,000	5,009	4,489,117	—	—	4,494,126

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $534,028	—	—	3,308,335	3,308	3,582,802	—	—	3,586,110

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,620,488)	—	(10,620,488)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009 (as restated)	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Total comprehensive income (loss) (as restated)						$(10,620,488)	$49,815	$(10,570,673)

The accompany notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2009	2008	December 31, 2009
	(As restated, See Note 16)		(As restated, See Note 16)
Cash flows from operating activities:
Net loss	$(10,620,488)	$(8,041,437)	$(30,458,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,112	294,249	913,660
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	838,952	388,650	2,528,483
Issuance of warrants for services	37,085	—	37,085
Unrealized loss on fair value of warrants, net	564,122	—	564,122
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	18,029	—	18,029
Provision for excess and obsolete inventory	130,478	—	130,478
Equipment expensed as research & development costs	123,998	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(218,098)	99,070	(258,855)
Inventories	56,824	(164,751)	(170,448)
Prepaid expenses and other current assets	(3,012)	(48,206)	(138,705)
Other assets	(42,209)	(13,225)	(58,004)
Accounts payable	337,363	344,804	1,242,808
Accrued rent	(21,135)	12,729	10,934
Accrued payroll	81,344	(254,277)	241,586
Accrued severance pay	371,596	—	371,596
Accrued vacation	(63,911)	25,255	117,578
Accrued other expenses	83,618	72,959	156,577
Net cash used in operating activities	(7,832,332)	(7,284,180)	(24,299,370)

Cash flows from investing activities:
Purchase of property and equipment	(263,291)	(601,897)	(1,239,316)

Net cash used in investing activities	(263,291)	(601,897)	(1,239,316)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(50,347)	(145,682)	(214,911)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	1,116,887	1,940,000	3,056,887
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	10,335,005	3,482,823	23,739,996

Net cash provided by financing activities	11,401,545	5,277,141	31,425,530

Effect of exchange rates on cash	50,304	16,491	66,795

Net increase (decrease) in cash and cash equivalents	3,356,226	(2,592,445)	5,953,639

Cash and cash equivalents at beginning of the period	2,597,413	5,189,858	—

Cash and cash equivalents at end of the period	$5,953,639	$2,597,413	$5,953,639

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

Restatement of Financial Statements

The Company has restated its financial statements in this Form 10-K/A as of and for the year ended December 31, 2009, and for each of the quarterly periods in the year ended December 31, 2009, to reflect adjustments resulting from the Company’s adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective as of January 1, 2009.  The restatement did not affect the Company’s cash position, its cash flows or its future cash requirements. See Notes 14 and 16 for more information regarding the restatement.

Merger

On May 31, 2007, WaferGen, Inc. was acquired by WaferGen Bio-systems, Inc. In the transactions, WaferGen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”). The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of WaferGen, Inc. along with newly elected board members.

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

On May 19, 2008, the Company completed a private placement offering (the “2008 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 1,585,550 units at a price of $2.25 per unit, with each unit consisting of one share of its common stock and a warrant to purchase 40% of one share of the Company’s common stock at an exercise price of $3.00 per whole share. The Company sold an aggregate of 1,585,550 shares of its common stock and warrants to purchase 634,220 shares of its common stock at an exercise price of $3.00 in the 2008 Offering, and received aggregate gross proceeds of $3,567,487. At initial issuance, the fair value of these warrants was determined to be $468,071. At December 31, 2008, the fair value of these warrants was determined to be $99,444, a decrease in value of $368,627. This has been recorded as a cumulative effect of reclassification of warrants as of January 1, 2009.

On June 16, 2009, the Company completed the first closing under a private placement offering (the “First 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 3,305,000 units at a price of $1.25 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 30% of one share of the Company’s common stock at an exercise price of $2.00 per whole share. At initial issuance, the fair value of the 991,500 warrants was determined to be $592,865. On August 21, 2009, the Company sold an additional 956,000 units in a second closing, including 286,800 warrants with a fair value of $204,071. On August 31, 2009, the Company sold a further 748,000 units in a third closing, including 224,400 warrants with a fair value of $189,066. Each unit in the second and third closing was sold at the same price, and with the same entitlements, as those sold in the first closing.

In total, the Company sold an aggregate of 5,009,000 shares of common stock and warrants to purchase 1,502,700 shares of common stock for $2.00 in the First 2009 Offering, and received aggregate gross proceeds of $6,261,250. The following reflects the breakdown of the components of gross proceeds from this offering:

Par value of common stock	$5,009
Paid-in capital	5,270,239
Derivative warrant instruments	986,002

Total	$6,261,250

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $309,356, and the Company issued the selling agent warrants to purchase 128,205, 66,920 and 52,360 shares of common stock at an exercise price of $2.00 per whole share on the first, second and third closing, respectively. At initial issuance the Company determined the total allocated fair value of the warrants to be $168,392. The warrants issued to the selling agent have substantially the same terms as the warrants issued to the investors in the First 2009 Offering.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

On December 23, 2009, the Company completed the first closing under another private placement offering (the “Second 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 2,878,333 units at a price of $1.50 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 25% of one share of the Company’s common stock at an exercise price of $2.50 per whole share. At initial issuance, the fair value of the 719,583 warrants was determined to be $759,900. On December 30, 2009, the Company sold an additional 430,002 units in a second closing, including 107,502 warrants with a fair value of $82,408. On January 6, 2010, the Company sold a further 82,000 units in a third closing, including 20,500 warrants with a fair value of $15,715. Each unit in the second and third closing was sold at the same price, and with the same entitlements, as those sold in the first closing.

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the Second 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 3,308,335 shares of common stock and 827,085 warrants for proceeds of $4,962,500 in the year ended December 31, 2009. The following reflects the breakdown of the components of gross proceeds from this offering through December 31, 2009:

Par value of common stock	$3,308
Paid-in capital	4,116,884
Derivative warrant instruments	842,308

Total	$4,962,500

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $381,420 (of which $372,195 related to closings in the year ended December 31, 2009), and the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. At initial issuance the Company determined the total allocated fair value of the warrants to be $120,123 (of which $117,923 relates to warrants issued in the year ended December 31, 2009). The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the Second 2009 Offering.

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Recently Adopted Accounting Pronouncements.

In June 2008, the FASB issued an update to ASC 815-40 (previously EITF 07-5), which took effect for the Company on January 1, 2009. Beginning on that date, the Company recognizes the fair value of warrants with an anti-dilution provision as liabilities. Warrants are valued when initially issued, and the liability is offset against additional paid in capital. Warrants are also revalued at each reporting date, and the change in their respective fair values is recorded as an unrealized gain or loss within other income and expenses in the statement of operations. The cumulative effect of the change in accounting for these instruments was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009, and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to derivative warrant derivative liability (see Note 1).

NOTE 3.  Inventories

Inventories consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Finished goods	$170,448	$227,272
Less allowance for excess and obsolete inventory	(130,478)	—

Inventories, net	$39,970	$227,272

NOTE 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Equipment	$1,154,406	$1,014,212
Tools and molds	72,437	72,437
Leasehold improvements	63,470	63,163
Furniture and fixtures	42,570	42,206

Total property and equipment	1,332,883	1,192,018

Less accumulated depreciation and amortization	(890,887)	(396,679)

Property and equipment, net	$441,996	$795,339

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

NOTE 7.  Stock Awards

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

A summary of stock option and restricted stock transactions in the last two years is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Options	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2008	390,500	2,268,736	$1.3469	36,556	$1.0292
2008 Plan	2,000,000	—	$—	—	$—
2007 Plan frozen	(10,500)	—	$—	—	$—
Granted	(1,807,000)	1,807,000	$1.6704	—	$—
Exercised	—	(27,536)	$0.1482	—	$—
Vested	—	—	$—	(14,173)	$1.0071
Forfeited	161,500	(310,458)	$2.0023	—	$—
Cancelled	—	(51,042)	$1.9751	—	$—

Balance at December 31, 2008	734,500	3,686,700	$1.4505	22,383	$1.0432
2008 Plan Amendment	1,500,000	—	$—	—	$—
Granted	(1,257,000)	1,127,000	$1.6207	130,000	$2.0154
Exercised	—	(38,819)	$1.0298	—	$—
Vested	—	—	$—	(144,175)	$1.9163
Forfeited	310,479	(393,135)	$1.5072	—	$—
Cancelled	150,000	(232,344)	$2.7135	—	$—

Balance at December 31, 2009	1,437,979	4,149,402	$1.4246	8,208	$1.1055

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The weighted average fair value of options granted in the years ended December 31, 2009 and 2008, was $0.56 and $0.28, respectively.  The fair value of options vested in the years ended December 31, 2009 and 2008, was $528,804 and $371,887, respectively.

The following table summarizes information concerning outstanding options as of December 31, 2009:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
			Number	Average	Weighted	Number	Average	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise			as of	Contractual	Exercise	as of	Contractual	Exercise
Prices			December 31, 2009	Life (in Years)	Price	December 31, 2009	Life (in Years)	Price

$0.0002	-	$0.0185	191,668	4.30	$0.0064	191,668	4.30	$0.0064
$0.1482	-	$0.4630	429,234	6.86	$0.3561	402,692	6.87	$0.3667
$0.6000	-	$1.0000	273,000	5.87	$0.9414	156,334	5.89	$0.8977
$1.1000	-	$1.6500	1,892,000	6.75	$1.4060	913,935	7.05	$1.4738
$1.7800	-	$2.2500	1,363,500	7.19	$2.0829	853,605	7.14	$2.1319

			4,149,402	6.73	$1.4246	2,518,234	6.77	$1.3724

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

NOTE 8.  Warrant Derivative Liabilities

The Company has incurred liabilities for the estimated fair value of derivative warrant instruments. The estimated fair value of the derivative warrant instruments has been calculated using a Monte Carlo Simulation approach, with key input variables provided by management, as of each issuance date, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as unrealized gains or losses in non-operating income (expense).

During the year ended December 31, 2009, a $564,122 increase in the fair value of the warrant derivative liability was recorded as an unrealized loss on the fair value of warrants, net.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The fair value of warrants as at December 31, 2009 ranged from $0.52 to $0.97. Fair values at measurement dates during the year ended December 31, 2009 were estimated using the following assumptions:

December 31, 2009

Risk-free interest rate	1.16% - 2.16%

Expected remaining term	2.71 - 4.00 Years

Expected volatility	43.26% - 49.78%

Dividend yield	0%

Private Placement discount to stock price	15%

Risk-Free Interest Rate.  This is the United States Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Private Placement Discount to Stock Price.  This is the percentage amount by which future stock offerings are expected to be priced at a discount from the trading price of our common stock at the offering closing dates, and is based on management’s estimate, taking into consideration future expectations and historical experience. An increase in the expected discount to stock price will increase the fair value and the associated derivative liability.

A summary of activity in the warrant derivative liabilities is included in Note 11.

The Company has a total of 6,650,839 warrants outstanding and exercisable at December 31, 2009, as summarized below. The 752,040 warrants expiring in May 2013 were issuable in December 2009 to replace the 717,985 warrants with an exercise price of $2.65 that were issuable in August 2009 to replace the 689,370 warrants with an exercise price of $2.76 that were issuable in June 2009 to replace the 634,220 warrants with an exercise price of $3.00 that were issued in May 2008. The 1,795,062 warrants expiring in June and August 2014 were issuable in December 2009 to replace the 1,750,185 warrants with an exercise price of $2.00 that were issued in June and August 2009. All of these replacements were made due to the weighted-average anti-dilution price protection that is provided to the holders. The 150,000 warrants expiring in November 2015 were issued in exchange for the cancellation in September 2009 of an equal number of options, with substantially the same terms, that were issued to a consultant in November 2008 and vested on the award date.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of outstanding common stock warrants as of December 31, 2009 is as follows:

Securities into which	Warrants	Warrants subject	Exercise	Expiration
warrants are convertible	outstanding	to anti-dilution	Price	Date

Common Stock	44,401	—	$1.41	March 2012
Common Stock	1,795,062	1,795,062	$1.95	June and August 2014
Common Stock	2,916,459	—	$2.25	May and June 2012
Common Stock	942,877	942,877	$2.50	December 2014
Common Stock	752,040	752,040	$2.53	May 2013
Common Stock	150,000	—	$3.00	November 2015
Common Stock	50,000	—	$3.25	December 2014

Total	6,650,839	3,489,979

NOTE 9.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009:

Period From
October 22, 2002
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Provision for income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate 34% to the net loss before provision for income taxes for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

			Period From
			October 22, 2002
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009

Provision for income taxes at federal statutory rate	$(3,610,966)	$(2,746,980)	$(10,368,895)
Federal research and development tax credits	(155,210)	(150,000)	(594,389)
Expenses not deductible	392,386	137,379	990,272
Foreign loss taxed at lower rates	44,792	64,774	109,566
Change in federal valuation allowance	3,328,998	2,694,827	9,863,446

Provision for income taxes	$—	$—	$—

The components of the deferred tax assets as of December 31, 2009 and 2008, are as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$9,703,709	$6,613,525
Capitalized start-up cost and research and development cost	851,082	915,399
Research and development tax credit	973,788	700,546
Depreciation on property and equipment	38,410	12,603
Reserves and accruals	201,797	81,949

Total deferred tax asset	11,768,786	8,324,022

Valuation allowance	(11,768,786)	(8,324,022)

Net deferred tax assets	$—	$—

The following deferred income taxes were provided for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009:

	December 31,	December 31,	Period From October 22, 2002 (Inception) to
	2009	2008	December 31, 2009

Deferred tax assets:
Net operating loss carryforwards	$3,090,184	$3,388,042	$9,703,709
Capitalized start-up cost and research and development cost	(64,317)	(130,771)	851,082
Research and development tax credit	273,242	117,564	973,788
Depreciation on property and equipment	25,807	(9,167)	38,410
Reserves and accruals	119,848	(97,972)	201,797
Valuation allowance	(3,444,764)	(3,267,696)	(11,768,786)

Net deferred income taxes	$—	$—	$—

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

NOTE 10.  Cash Flow Information

Cash paid during the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

			Period From October 22, 2002
	Year Ended December 31,		(Inception) to
	2009	2008	December 31, 2009

Interest	$9,204	$14,851	$42,541

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009, is as follows:

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2009	2008	December 31, 2009

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$178,162	$37,916	$216,078

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$51,446	$51,446

Property and equipment acquired with capital leases	$—	$131,550	$256,326

Issuance of warrants to agents with private placement	$286,315	$—	$352,634

Cumulative effect of reclassification of warrants	$99,444	$—	$99,444

NOTE 11.  Fair Value of Financial Instruments

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$5,953,639	$—	$—	$5,953,639

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$2,778,191	$2,778,191

The following table sets forth a reconciliation of changes in the fair value of warrant derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2009		$—
Additions - fair value of warrants issued in June 2009	$669,525
Additions - fair value of warrants issued in August 2009	484,869
Additions - fair value of warrants issued in December 2009	960,231
Total additions		2,114,625
Change in unrealized (gains) losses, net (1)		564,122
Transfers (2)		99,444
Balance at December 31, 2009		$2,778,191

(1)	Reported in the Statement of Operations.
(2)	Represents the $99,444 cumulative effect change in accounting principle as a result of the Company adopting FASB ASC Topic No. 815 - 40 (formerly EITF 07-5) effective January 1, 2009.

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

NOTE 13.  Business Segment Information

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 14.  Quarterly Financial Data (Unaudited)

The Company is restating its unaudited financial statements for each of the quarterly periods in the year ended December 31, 2009, to reflect adjustments resulting from the Company’s adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective as of January 1, 2009. On May 10, 2010, the Company determined that the impact of adopting ASC 815-40 with regard to certain warrants previously issued by the Company was material and, therefore, that the Company should restate its financial statements to reflect the adoption of ASC 815-40.

Below is selected summarized quarterly financial information for fiscal 2009 and 2008. For fiscal 2009, such quarterly information is presented both as restated and as previously reported.

Selected summarized quarterly financial information for fiscal 2009 and 2008 is as follows:

	Year Ended December 31, 2009
	First	Second	Third	Fourth
As restated
Revenue	$41,838	$68,918	$78,860	$189,757
Gross margin	$26,006	$(55,014)	$11,963	$133,377
Net loss	$(1,764,057)	$(2,836,659)	$(3,012,482)	$(3,007,290)
Net loss applicable to common stockholders	$(1,799,057)	$(2,873,075)	$(3,056,158)	$(3,070,360)
Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.11)	$(0.10)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
As previously reported
Revenue	$41,838	$68,918	$78,860	$189,757
Gross margin	$26,006	$(55,014)	$11,963	$133,377
Net loss	$(1,777,800)	$(2,870,984)	$(2,464,031)	$(2,943,551)
Net loss applicable to common stockholders	$(1,812,800)	$(2,907,400)	$(2,507,707)	$(3,006,621)
Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.09)	$(0.10)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
No changes from previously reported amounts
Revenue	$181,640	$176,851	$197,951	$65,424
Gross margin	$106,623	$119,803	$123,995	$30,412
Net loss	$(1,892,291)	$(2,143,217)	$(2,070,317)	$(1,935,612)
Net loss applicable to common stockholders	$(1,892,291)	$(2,143,217)	$(2,084,900)	$(1,958,945)
Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.08)

NOTE 15.  Subsequent Events

The Company’s management has evaluated its subsequent events through May 12, 2010, the date on which the Financial Statements were reissued, and has identified the following event:

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 16.  Restatement of Consolidated Financial Statements

The Company is restating its audited financial statements as of and for the year ended December 31, 2009, to reflect adjustments resulting from the Company’s adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective as of January 1, 2009. On May 10, 2010, the Company determined that the impact of adopting ASC 815-40 with regard to certain warrants previously issued by the Company was material and, therefore, that the Company should restate its financial statements to reflect the adoption of ASC 815-40.

As a result of the restatement, warrants containing anti-dilution provisions to purchase 3,489,979 shares of the Company’s common stock have been reclassified as liabilities in accordance with ASC 815-40. This reclassification has resulted in certain other non-cash adjustments to our financial statements, which are described in detail below.

	December 31, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Balance Sheet Data:
Warrant derivative liability	$—	$2,778,191	(1)	$2,778,191
Additional paid-in capital	31,600,274	(2,582,696)	(2)	29,017,578
Accumulated deficit	(30,266,788)	(195,495)	(3)	(30,462,283)
Total stockholders’ equity (deficit)	1,430,255	(2,778,191)		(1,347,936)

	December 31, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$379,373	$—		$379,373
Gross margin	116,332	—		116,332
Operating loss	(10,010,078)	—		(10,010,078)
Unrealized loss on fair value of warrants, net	—	(564,122)	(4)	(564,122)
Total other income and (expenses)	(46,288)	(564,122)		(610,410)
Net loss	(10,056,366)	(564,122)		(10,620,488)
Net loss applicable to common stockholders	(10,234,528)	(564,122)		(10,798,650)
Net loss per share - basic and diluted	(0.37)	(0.02)		(0.39)

Consolidated Statements of Cash Flows Data:
Net loss	(10,056,366)	(564,122)		(10,620,488)
Unrealized loss on fair value of warrants, net	—	564,122		564,122
Net cash used in operating activities	(7,832,332)	—		(7,832,332)

(1)	Represents the warrant derivative liability balance as at December 31, 2009 related to 3,489,979 warrants with anti-dilution provisions (see Note 8).
(2)	Represents the issuance date fair value of warrants with anti-dilution provisions issued in May 2008, and June, August and December 2009 (see Note 8).
(3)
Represents the cumulative net unrealized loss arising from the revaluation of outstanding warrants with anti-dilution provisions, including an unrealized gain that would have been recorded in the year ended December 31, 2008 had ASC 815-40 been in effect for that year.

(4)	Represents the cumulative net unrealized loss arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the year ended December 31, 2009.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Item 9A(T).  Controls and Procedures.

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective.

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

1.
We had not designed or otherwise maintained adequate controls to ensure that we adopted new accounting policies with respect to non-routine matters, such as the accounting of warrants with anti-dilution protection.  In particular, subsequent to the filing of the Original Report on March 22, 2010, we determined that FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, had not been properly adopted on January 1, 2009 with regard to certain warrants we previously issued, and we thereafter determined that certain prior period financial statements required restatement. As a result, as disclosed in the Explanatory Note on page 2 of this Form 10-K/A and in Note 16 to our consolidated financial statements included in this Form 10-K/A, we restated our consolidated financial statements as of and for the fiscal year ended December 31, 2009 and each of the quarterly periods in the fiscal year ended December 31, 2009;

2.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected; and

3.	We have insufficient documentation of our information technology general control environment.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
We have designed new controls to help ensure that we adopt new accounting policies with respect to non-routine matters on a timely manner. We have provided further technical training to our accounting personnel relating to the timely adoption of new accounting pronouncements in the future and intend to provide additional such training in the future. With respect to the adoption of ASC 815-40 in particular, we have provided additional technical training to our accounting personnel on the appropriate accounting requirements for convertible securities and the valuation models and processes required with respect to the accounting of convertible securities, and we have engaged outside experts to assist the Company with the periodic valuations of any such convertible securities.

2.
We have introduced employee access restrictions within our accounting system, in accordance with the formally adopted Financial Delegation Policy, which is kept up to date. Further, we have formalized procedures for independent review and approval. Nevertheless, as a small company, we do not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function, and we remain reliant on management oversight.

3.	We intend to hire a full-time IT employee, who will design and document procedures addressing our information technology general controls and management information systems.

We believe that the foregoing initiatives will enable us to improve our internal controls over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to the Company’s internal control assessment, testing and evaluation process.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ Alnoor Shivji
Date: May 12, 2010		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Alnoor Shivji
Alnoor Shivji	Chairman, President and Chief Executive Officer (principal executive officer)	May 12, 2010
/s/ Hector Brush
Hector Brush	Treasurer (principal financial officer)	May 12, 2010
/s/ Dr. R. Dean Hautamaki
Dr. R. Dean Hautamaki	Director	May 12, 2010
/s/ Joel Kanter
Joel Kanter	Director	May 12, 2010
/s/ Makoto Kaneshiro
Makoto Kaneshiro	Director	May 12, 2010
/s/ Nadine Smith
Nadine Smith	Director	May 12, 2010

Dr. Robert Hariri	Director

/s/ Robert Coradini
Robert Coradini	Director	May 12, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.1	Letter of Consent from Independent Registered Public Accounting Firm, Rowbotham & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

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

EXHIBIT 23.1

Report of Independent Registered Public Accounting Firm

We have issued our report dated March 19, 2010 (except for Notes 1, 2, 8, 9, 10, 11, 14, 15 and 16 for which the date is May 12, 2010) with respect to the consolidated financial statements included in the Annual Report of WaferGen Bio-systems, Inc. on Form 10-K/A for the year ended December 31, 2009. We hereby consent to the incorporation by reference of said report in the Registration Statements of WaferGen Bio-systems, Inc. on Form SB-2 (File No. 333-146239), Forms S-1 (File Nos. 333-162470 and 333-165155), and Forms S-8 (File Nos. 333-152597 and 333-164558).

/s/ Rowbotham and Company LLP

San Francisco, California
May 12, 2010

EXHIBIT 31.1

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

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2010

/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2

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

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2010

/s/ Hector Brush
Hector Brush
Treasurer
(principal financial officer)

EXHIBIT 32.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), I, Alnoor Shivji, certify that:

1.
The Annual Report of WaferGen Bio-systems, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2009 (the “Report”) as filed with the Securities and Exchange Commission as of the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2010

/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to WaferGen Bio-systems, Inc., and will be retained by WaferGen Bio-systems, Inc.,  and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), I, Hector Brush, certify that:

1.
The Annual Report of WaferGen Bio-systems, Inc. (the “Company”) on Form 10-K/A for the year ended December 31, 2009 (the “Report”) as filed with the Securities and Exchange Commission as of the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2010

/s/ Hector Brush
Hector Brush
Treasurer
(principal financial officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to WaferGen Bio-systems, Inc., and will be retained by WaferGen Bio-systems, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.