Form 10-Q
period 2010-03-31
WaferGen Bio-systems, Inc.
filed 2010-05-17
CIK 1368993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(510) 651-4450
(Registrant’s telephone number, including area code)

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

The Registrant had 33,882,895 shares of common stock outstanding as of May 14, 2010.

PART I FINANCIAL INFORMATION

Item 1.                 Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$3,655,212	$5,953,639
Accounts receivables	180,789	258,855
Inventories	—	39,970
Prepaid expenses and other current assets	347,071	138,712

Total current assets	4,183,072	6,391,176

Property and equipment, net	638,358	441,996
Other assets	58,204	57,982

Total assets	$4,879,634	$6,891,154

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$995,753	$1,240,397
Accrued rent	5,728	10,493
Accrued payroll	275,061	241,586
Accrued severance pay	238,460	371,596
Accrued vacation	146,527	117,619
Accrued other expenses	385,562	157,699
Current portion of capital lease obligations	12,684	21,663

Total current liabilities	2,059,775	2,161,053

Capital lease obligations, net of current portion	5,587	8,852

Warrant derivative liabilities	4,682,798	2,778,191

Redeemable Convertible Preference Shares in subsidiary	3,597,588	3,290,994

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 33,569,399 and 33,387,857 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	33,569	33,388
Additional paid-in capital	29,402,111	29,017,578
Accumulated deficit	(35,057,071)	(30,462,283)
Accumulated other comprehensive income	155,277	63,381

Total stockholders’ equity (deficit)	(5,466,114)	(1,347,936)

Total liabilities and stockholders’ equity (deficit)	$4,879,634	$6,891,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2010	2009	March 31, 2010
		(As restated, See Note 13)
Revenue	$389,785	$41,838	$1,685,292

Cost of Revenue	135,855	15,832	740,795

Gross margin	253,930	26,006	944,497

Operating expenses:
Sales and marketing	249,806	135,848	3,032,065
Research and development	1,542,268	959,888	17,380,741
General and administrative	1,043,905	732,166	12,817,141

Total operating expenses	2,835,979	1,827,902	33,229,947

Operating loss	(2,582,049)	(1,801,896)	(32,285,450)

Other income and (expenses):
Interest income	5,158	3,072	265,016
Interest expense	(607)	(2,832)	(322,061)
Unrealized gain (loss) on fair value of warrants, net	(1,886,692)	13,743	(2,450,814)
Miscellaneous income (expense)	(65,075)	23,856	(194,790)

Total other income and (expenses)	(1,947,216)	37,839	(2,702,649)

Net loss before provision for income taxes	(4,529,265)	(1,764,057)	(34,988,099)

Provision for income taxes	—	—	—

Net loss	(4,529,265)	(1,764,057)	(34,988,099)

Cumulative effect of reclassification of warrants	—	—	368,627
Accretion on Redeemable Convertible Preference Shares in Subsidiary	(65,523)	(35,000)	(281,601)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(4,594,788)	$(1,799,057)	$(35,057,071)

Net loss per share - basic and diluted	$(0.14)	$(0.07)

Shares used to compute net loss per share - basic and diluted	33,503,316	24,830,932

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Cumulative effect of reclassification of warrants	—	—	—	—	(468,071)	368,627	—	(99,444)

Balances as of January 1, 2009, as adjusted	—	—	24,830,932	24,831	19,929,718	(19,663,633)	13,566	304,482

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $781,122	—	—	5,009,000	5,009	4,489,117	—	—	4,494,126

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $534,028	—	—	3,308,335	3,308	3,582,802	—	—	3,586,110

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,620,488)	—	(10,620,488)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Total comprehensive income (loss)						$(10,620,488)	$49,815	$(10,570,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2010	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Issuance of Units for cash in January, net of offering costs of $77,299	—	—	82,000	82	29,904	—	—	29,986

Restricted Stock issued in January, February and March			85,000	85	(85)	—	—	—

Issuance of Common Stock in March for cash	—	—	14,542	14	15,768	—	—	15,782

Stock-based compensation	—	—			338,946	—	—	338,946
			—	—
Net loss	—	—	—	—	—	(4,529,265)	—	(4,529,265)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(65,523)	—	(65,523)

Translation adjustment	—	—					91,896	91,896

Balances as of March 31, 2010	—	$—	33,569,399	$33,569	29,402,111	$(35,057,071)	$155,277	$(5,466,114)

Total comprehensive income (loss)						(4,529,265)	91,896	(4,437,369)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2010	2009	March 31, 2010
		(As restated, See Note 13)
Cash flows from operating activities:
Net loss	$(4,529,265)	$(1,764,057)	$(34,988,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,631	90,125	985,291
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	338,946	103,203	2,867,429
Issuance of warrants for services	—	—	37,085
Unrealized loss (gain) on fair value of warrants, net	1,886,692	(13,743)	2,450,814
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	3,005	—	21,034
Provision for excess and obsolete inventory	—	—	130,478
Equipment expensed as research & development costs	—	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	78,066	23,061	(180,789)
Inventories	39,970	(4,892)	(130,478)
Prepaid expenses and other current assets	(208,135)	48,493	(346,840)
Other assets	—	—	(58,004)
Accounts payable	(245,795)	57,319	997,013
Accrued rent	(5,066)	(6,137)	5,868
Accrued payroll	33,475	1,362	275,061
Accrued severance pay	(133,136)	—	238,460
Accrued vacation	28,273	10,728	145,851
Accrued other expenses	227,513	119,010	384,090

Net cash used in operating activities	(2,413,826)	(1,335,528)	(26,713,196)

Cash flows from investing activities:
Purchase of property and equipment	(260,686)	(131,240)	(1,500,002)

Net cash used in investing activities	(260,686)	(131,240)	(1,500,002)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(12,244)	(12,585)	(227,155)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	238,066	—	3,294,953
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock and warrants, net of offering costs	63,683	—	23,803,679

Net cash provided by (used in) financing activities	289,505	(12,585)	31,715,035

Effect of exchange rates on cash	86,580	(53,568)	153,375

Net increase (decrease) in cash and cash equivalents	(2,298,427)	(1,532,921)	3,655,212

Cash and cash equivalents at beginning of the period	5,953,639	2,597,413	—

Cash and cash equivalents at end of the period	$3,655,212	$1,064,492	$3,655,212

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

Merger – On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc. In the transactions, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”). The officers and board members of WaferGen Bio-systems, Inc. resigned and were replaced by officers of Wafergen, Inc. along with newly elected board members.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On December 23, 2009, the Company completed the first closing under a private placement offering (the “December 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 2,878,333 units at a price of $1.50 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 25% of one share of the Company’s common stock at an exercise price of $2.50 per whole share. At initial issuance, the fair value of the 719,583 warrants was determined to be $759,900 (as determined pursuant to the Monte Carlo Simulation approach, as described in Note 2). On December 30, 2009, the Company sold an additional 430,002 units in a second closing, including 107,502 warrants with a fair value of $82,408. On January 6, 2010, the Company sold a further 82,000 units in a third closing, including 20,500 warrants with a fair value of $15,715. Each unit in the second and third closing was sold at the same price, and with the same terms and conditions, as those sold in the first closing.

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the December 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for gross proceeds of $123,000 in the three months ended March 31, 2010.

The warrants issued in the December 2009 Offering have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues its shares of common stock, or securities convertible into shares of common stock, for a price per share less than the exercise price of the warrants. The warrants are immediately exercisable. In connection with the closing of the private placement, the Company entered into registration rights agreements with the investors purchasing units in the offering.

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. At initial issuance, the Company determined the total allocated fair value of the warrants to be $120,123 (of which $2,200 relates to warrants issued in the three months ended March 31, 2010). The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the December 2009 Offering.

Management’s Plan – The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern – The Company’s condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.                 Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2009 included in our Form 10-K/A filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation – The condensed consolidated financial statements include the financial statements of WaferGen Bio-systems, Inc. and its subsidiaries. All significant transactions and balances between the WaferGen Bio-systems, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates – Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes could differ from these estimates and assumptions.

Foreign Currencies – Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each reporting period. Remeasurement adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation. Accounts in Malaysia are also guaranteed by the Malaysian government. The Company’s total deposits at commercial banks usually exceed the balances insured.

The Company generally requires no collateral from its customers.

At March 31, 2010, two customers accounted for 71% and 28%, respectively, of accounts receivable. At December 31, 2009, four different customers accounted for 30%, 29%, 28% and 12% of accounts receivable.

For three months ended March 31, 2010, three customers accounted for 67%, 19% and 13%, respectively, of total revenues. For three months ended March 31, 2009, two different customers accounted for 68% and 25%, respectively, of total revenues.

Stock-Based Compensation – The Company measures the fair value of all stock-based awards to employees, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of awards to consultants is measured on the dates on which performance of services is completed, with interim valuations recorded at balance sheet dates while performance is in progress. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

There were no options granted in the three months ended March 31, 2010. The weighted average fair value of options granted in the three months ended March 31, 2009 was $0.36. The following assumptions were used to estimate the fair value of option grants during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	2.28%	1.55%

Expected term	4.75 Years	4.75Years

Expected volatility	41.74% - 41.78%	40.04% - 41.49%

Dividend yield	0%	0%

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

Forfeiture rate.  This is a measure of the amount of awards that are expected to not vest. An increase in the estimated forfeiture rate will decrease the related compensation expense.

Warrant Derivative Revaluation – The Company, beginning effective as of January 1, 2009, recognizes the fair value of warrants with anti-dilution provisions as liabilities. Warrants are valued when initially issued, and the liability is offset against additional paid in capital. Warrants are also revalued at each reporting date, and the change in their respective fair values is recorded as an unrealized gain or loss within other income and expenses in the statement of operations. The cumulative effect of the change in accounting for these instruments was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009, and the transfer of the fair value of derivative warrant instruments as of January 1, 2009 from additional paid-in capital to warrant derivative liability. The Company determines the fair values of these securities using a Monte Carlo Simulation approach, with key input variables provided by management.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Fair values at measurement dates during the three months ended March 31, 2010 and 2009 were estimated using the following assumptions:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	1.29% - 2.16%	1.16% - 1.19%

Expected remaining term	2.51 - 4.00 Years	3.31 - 3.50 Years

Expected volatility	43.83% - 49.78%	44.15% - 49.78%

Dividend yield	0%	0%

Private Placement discount to stock price	15%	15%

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

Net Loss Per Share – Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period, excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common stockholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Shares issuable upon exercise of common stock options	2,103,121	522,955

Shares issuable upon exercise of common stock warrants	1,493,586	—

Shares issuable upon conversion of RCPS	1,436,204	888,888

Total common share equivalents excluded from denominator for diluted EPS computation	5,032,911	1,411,843

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This guidance requires additional disclosures about fair value measurements, including information about purchases, sales, issuances and settlements in Level 3 (as described in Note 10). This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2010, and will become effective for us on January 1, 2011. The Company expects the adoption of this guidance will not have a material impact on its consolidated financial condition or results of operations, but will require the Company to make additional disclosures. We adopted FASB ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” in February 2010. This guidance requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued, and was effectively immediately. The adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

The Company adopted ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” in February 2010. This guidance requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued, and was effective immediately. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” on January 1, 2010, the first day of the Company’s 2010 fiscal year. This guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity (“VIE”) with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, and 3) requires additional disclosures about an enterprise’s involvement in VIEs. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations, as the Company has not engaged in transactions with VIEs.

The Company adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” on January 1, 2010, the first day of the Company’s 2010 fiscal year. This guidance requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations, since the Company has not engaged in transfers of financial assets.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.                 Inventories

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Finished goods	$130,478	$170,448

Less allowance for excess and obsolete inventory	(130,478)	(130,478)

Inventories, net	$—	$39,970

NOTE 4.                 Property and Equipment, net

Property and equipment, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Equipment	$1,260,701	$1,154,406
Tools and molds	73,067	72,437
Leasehold improvements	130,679	63,470
Furniture and fixtures	141,714	42,570

Total property and equipment	1,606,161	1,332,883

Less accumulated depreciation and amortization	(967,803)	(890,887)

Property and equipment, net	$638,358	$441,996

Depreciation and amortization expense totaled $71,631 and $90,125 for the three months ended March 31, 2010 and 2009, respectively, and $985,291 for the period from inception to March 31, 2010.

Equipment includes the following amounts under capital leases:

	March 31, 2010	December 31, 2009

Cost	$47,162	$178,712
Accumulated depreciation	(41,267)	(168,886)

Total	$5,895	$9,826

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.                 Capital Lease Obligation

The Company leases equipment under a capital lease that expires in August 2011. Aggregate future obligations under the capital lease in effect as of March 31, 2010 are as follows:

Capital Lease

Year ending March 31,
2011	$13,675
2012	5,698

Total minimum lease obligations	19,373

Less amounts representing interest	(1,102)

Present value of future minimum lease payments	18,271

Less current portion of capital lease obligation	(12,684)

Capital lease obligation, less current portion	$5,587

Interest expense related to capital leases totaled $434 and $2,202 for the three months ended March 31, 2010 and 2009, respectively, and $23,793 for the period from inception to March 31, 2010.

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

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B RCPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On March 9, 2010, WGBM received $250,000, less an exchange loss of $3,005 and issuance costs totaling $8,929, in exchange for the issuance of a further 111,111 Series B RCPS to EEV, in a private placement at the U.S. dollar equivalent of $2.25 per share. On September 23, 2009, WGBM received $500,000, less issuance costs totaling $7,500, in exchange for the issuance of 222,222 Series B RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”), in a private placement at the U.S. dollar equivalent of $2.25 per share. These transactions represent the full subscription by EEV, and the first of two equal tranches by PMSB, under a Share Subscription Agreement dated April 3, 2009 (“SSA”) to sell 444,444 and 222,222 Series B RCPS to PMSB and EEV, respectively, both venture capital and development firms in Malaysia. See Note 12 for additional information.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right:

(a)
to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 that the share price of the Company's common stock is below $2.25, to redeem for cash (or, for Series A, at the Company’s option, and for Series B, at the holder’s option, shares of Company common stock of equivalent value) the amount originally invested in USD plus a premium of 6% (for Series A) or 8% (for Series B), compounded annually, with yearly rests;

(b)
to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B RCPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s conversion notice the average closing price of the Company’s common stock is less than US$2.647, then the holder’s RCPS shall convert at an exchange rate equal to 85% of such 10-day average closing price. This option expires on May 8, 2013 for MTDC’s Series A RCPS, on April 3, 2014 for EEV's and PMSB’s Series B RCPS and on July 1, 2014 for KMP’s Series B RCPS;

(c)	to convert their RCPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of 3 ordinary shares per $100 invested in RCPS;

(d)
to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011 for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM of approximately $1.5 million);

(e)
until December 31, 2010, to put to Alnoor Shivji, our CEO and President, their Series B RCPS (the Series A RCPS put rights expired on May 15, 2009) for $5.625 in cash per share in the event that Mr. Shivji (a) transfers, in one or more transactions, more than 2,603,425 shares of Common Stock, approximating 80% of his stockholding, to one or more persons other than his affiliates or relatives or (b) voluntarily resigns from the board of directors of the Company if such resignation is not approved by, or is not pursuant to a restructuring of the Company or the Malaysian Subsidiary approved by, holders of a majority of the outstanding Series A RCPS at the time of such resignation;

(f)	of first offer on any transfers or new issuance of subsidiary shares (for Series A only); and

(g)	for each of Series A and Series B RCPS, to appoint one of the seven directors of the subsidiary.

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 1,521,389 and 1,410,278 RCPS issued and outstanding at March 31, 2010 and December 31, 2009, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance in RCPS comprises the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	30,416	25,416
Accretion of redemption premium	186,250	154,450

Total Series A RCPS	2,156,666	2,119,866

SERIES B
Proceeds from issuance of RCPS	1,402,094	1,155,099
Issuance costs	(47,141)	(38,212)
Exchange loss on issuance	21,034	18,029
Accretion of issuance costs	8,631	4,538
Accretion of redemption premium	56,304	31,674

Total Series B RCPS	1,440,922	1,171,128

Total RCPS	$3,597,588	$3,290,994

NOTE 7.                 Stock Awards

In 2003, Wafergen, Inc.’s Board of Directors adopted the 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options could be granted. Incentive stock options were to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of WaferGen at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. In November 2006, WaferGen increased the aggregate number of shares of Common Stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase. The 2003 Plan was frozen when the 2007 Plan was adopted, resulting in no further options available for grant.

In January 2007, the Company’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan was to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

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

A summary of stock option and restricted stock transactions in the three months ended March 31, 2010 is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2010	1,437,979	4,149,402	$1.4246	8,208	$1.1055
Granted	(85,000)	—	$—	85,000	$2.3841
Exercised	—	(14,542)	$1.0852	—	$—
Vested	—	—	$—	(88,544)	$2.3290
Forfeited	8,458	(18,458)	$1.7726	—	$—
Cancelled	24,000	(59,000)	$2.0471	—	$—
			$		$
Balance at March 31, 2010	1,385,437	4,057,402	$1.4152	4,664	$1.1803

There were no options granted during the three months ended March 31, 2010. The weighted average fair value of options granted in the three months ended March 31, 2009 was $0.36. The fair value of shares vested in the three months ended March 31, 2010 and 2009, was $120,008 and $82,827, respectively.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $6,024,492 and $4,109,726, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The Company received $15,782 for the 14,542 options exercised during the three months ended March 31, 2010, which had an intrinsic value of $23,058. There were no options exercised during the three months ended March 31, 2009.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of March 31, 2010:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
			Number	Average	Weighted	Number	Average	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise			as of	Contractual	Exercise	as of	Contractual	Exercise
Prices			March 31, 2006	Life (in Years)	Price	March 31, 2010	Life (in Years)	Price

$0.0002	-	$0.0185	191,668	4.06	$0.0064	191,668	4.06	$0.0064
$0.1482	-	$0.4630	429,234	6.61	$0.3561	412,645	6.62	$0.3621
$0.6000	-	$1.0000	260,000	5.62	$0.9385	163,771	5.66	$0.9023
$1.1000	-	$1.6500	1,882,000	6.50	$1.4063	1,044,890	6.73	$1.4487
$1.7800	-	$2.2500	1,294,500	6.94	$2.0836	860,827	6.91	$2.1283

			4,057,402	6.48	$1.4152	2,673,801	6.51	$1.3630

The amounts expensed for stock-based compensation totaled $338,946 and $103,203 for the three months ended March 31, 2010 and 2009, respectively, and $2,867,429 for the period from inception to March 31, 2010. The sum expensed in the three months ended March 31, 2010 includes $202,650 for restricted stock awards to consultants.

At March 31, 2010, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $615,598. This cost is expected to be recognized over an estimated weighted average amortization period of 2.43 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the three months ended March 31, 2010, a $1,886,692 increase in the fair value of the warrant derivative liability was recorded as an unrealized loss on the fair value of warrants, net.

The fair value of warrants ranged from $1.17 to $1.46 at March 31, 2010, and from $0.52 to $0.97 at December 31, 2009.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of activity in warrant derivative liabilities is included in Note 10.

A summary of outstanding common stock warrants as of March 31, 2010 is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common Stock	44,401	—	$1.41	March 2012
Common Stock	1,795,062	1,795,062	$1.95	June and August 2014
Common Stock	2,916,461	—	$2.25	May and June 2012
Common Stock	966,247	966,247	$2.50	December 2014 and January 2015
Common Stock	752,040	752,040	$2.53	May 2013
Common Stock	150,000	—	$3.00	November 2015
Common Stock	50,000	—	$3.25	December 2014

Total	6,674,211	3,513,349

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares.  As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of the March 31, 2010, had an exercise price of $1.95 and entitled the holders thereof to purchase an aggregate of 1,795,062 shares.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares.  As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of the March 31, 2010, had an exercise price of $2.53 and entitled the holders thereof to purchase an aggregate of 752,040 shares.

NOTE 9.                 Cash Flow Information

Cash paid during the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010 is as follows:

			Period From October 22, 2002
	Three Months Ended March 31,		(Inception) to
	20010	2009	March 31, 2010

Interest	$973	$2,484	$43,514

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 and the period from inception to March 31, 2010 is as follows:

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2010	2009	March 31, 2010

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$65,523	$35,000	$281,601

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$—	$51,446

Property and equipment acquired with capital leases	$—	$—	$256,326

Issuance of warrants to agents with private placement	$2,200	$—	$354,834

Cumulative effect of reclassification of warrants	$—	$99,444	$99,444

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$3,655,212	$—	$—	$3,655,212

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$4,682,798	$4,682,798

The following table sets forth a reconciliation of changes in the three months ended March 31, 2010 in the fair value of warrant derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$2,778,191
Additions - fair value of warrants issued in January 2010	17,915
Change in unrealized (gains) losses, net (1)	1,886,692
Transfers	—
Balance at March 31, 2010	$4,682,798

(1)	Reported in other income and expenses in the Condensed Consolidated Statement of Operations.

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

NOTE 12.                      Subsequent Events

The Company’s management has evaluated its subsequent events through May 17, 2010, and has identified the following event:

On May 13, 2010, the Company’s Malaysian subsidiary received $500,000, less issuance costs, in exchange for the issuance of Series B RCPS (See Note 6). WGBM sold 222,222 Series B RCPS in the private placement at the U.S. dollar equivalent of $2.25 per share to PMSB, completing the issuance of 666,666 Series B RCPS under the terms of the SSA dated April 3, 2009.

NOTE 13.                      Restatement of Consolidated Financial Statements

Correction of an Error in Accounting for Warrant Derivative Liabilities

Subsequent to the filing on March 22, 2010 of the Company’s original Form 10-K for the year ended December 31, 2009, the Company concluded that warrants containing anti-dilution provisions to purchase 3,489,979 shares of the Company’s common stock should be reclassified as liabilities in accordance with ASC 815-40. As a result, the Company subsequently filed an amendment to its Form 10-K on May 12, 2010 in order to restate its financial statements for the year ended December 31, 2009 and the interim periods within year ended December 31, 2009.  Accordingly, unrealized loss on fair value of warrants, net, warrant derivative liabilities, additional paid in capital and accumulated deficit for the three months ended March 31, 2009 have been restated in this Form 10-Q.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The impact of the restatement on the consolidated statements of operations and cash flows for the three months ended March 31, 2009 (the prior fiscal year quarter) and comparison to the amounts originally reported are detailed in the tables below.

	Three Months Ended March 31, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$41,838	$—		$41,838
Gross margin	26,006	—		26,006
Operating loss	(1,801,896)	—		(1,801,896)
Unrealized gain on fair value of warrants, net	—	13,743	(1)	13,743
Total other income and (expenses)	24,096	13,743		37,839
Net loss	(1,777,800)	13,743		(1,764,057)
Net loss applicable to common stockholders	(1,812,800)	13,743		(1,799,057)
Net loss per share - basic and diluted	(0.07)	—		(0.07)

Consolidated Statements of Cash Flows Data:
Net loss	(1,777,800)	13,743		(1,764,057)
Unrealized gain on fair value of warrants, net	—	(13,743)		(13,743)
Net cash used in operating activities	(1,335,528)	—		(1,335,528)

(1)	Represents the net unrealized gain arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the three months ended March 31, 2009.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2009, as amended, filed with the Security and Exchange Commission (the “Form 10-K”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” our audited consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

The Company is in the early stages of commercializing the SmartChip Real-Time PCR System, and is currently offering the SmartChip System and the SmartChip Gene Expression Profiling Services as part of its revenue-generating Early-Access Program. The Company began to sell the System in the first quarter of 2010 to customers participating in the Early-Access Program. In addition to sales of the System, the Company expects to generate revenue in subsequent quarters in 2010 through fees charged by the Company for its SmartChip Gene Expression Profiling Services program.

The Company’s revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects its customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect the Company’s revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in the Company’s revenue and net income or loss, the Company believes that quarterly comparisons of its operating results are not a good indication of future performance.

Since inception, the Company has incurred substantial operating losses. As of March 31, 2010, the Company’s accumulated deficit was $35,057,071 and the total stockholders’ deficit was $5,466,114. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize the Company’s initial products and services. The Company expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities for at least the next year. The Company will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009

Revenue	$389,785	$41,838

Cost of revenue	135,855	15,832

Gross margin	253,930	26,006

Operating expenses:
Sales and marketing	249,806	135,848
Research and development	1,542,268	959,888
General and administrative	1,043,905	732,166

Total operating expenses	2,835,979	1,827,902

Operating loss	(2,582,049)	(1,801,896)

Other income and (expenses):
Interest income	5,158	3,072
Interest expense	(607)	(2,832)
Unrealized loss on fair value of warrants, net	(1,886,692)	13,743
Miscellaneous expense	(65,075)	23,856

Total other income (expense)	(1,947,216)	37,839

Net loss before provision for income taxes	(459,265)	(1,764,057)

Provision for income taxes	—	—

Net loss	$(4,529,265)	$(1,764,057)

Revenue

The following table presents our revenue for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$389,785	$41,838	831.65%

For the three months ended March 31, 2010, revenue increased by $347,947, or 831.65%, as compared to the three months ended March 31, 2009. The increase is primarily due to the first sales of our SmartChip Real-Time PCR Systems to two early access customers, accounting for 67% of the total, and also due to an increase in revenue from SmartSlide™ products.

Cost of revenue

The following table presents the cost of revenue for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$135,855	$15,832	758.10%

Cost of sales includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally.

For the three months ended March 31, 2010, cost of revenue increased by $120,023, or 758.10%, as compared to the three months ended March 31, 2009. The increase related primarily to the increase in revenues, primarily due to sales of our SmartChip Systems to early access customers.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$249,806	$135,848	83.89%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2010, sales and marketing expenses increased by $113,958, or 83.89%, as compared to the three months ended March 31, 2009. The increase resulted primarily from increases in salaries and wages due to an increase in the head count of sales and marketing employees, and increases in sales commissions and in promotion and advertising costs in conjunction with our SmartChip products. We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for SmartChip, and as sales increase with the full commercialization of this product line.

Research and Development

The following table presents the research and development expense for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$1,542,268	$959,888	60.67%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2010, research and development expenses increased $582,380, or 60.67%, as compared to the three months ended March 31, 2009. The increase resulted primarily from an increase in activity related to development of the SmartChip System, including both payroll costs and equipment and supplies. We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets, and in the short term to complete testing and establish the commercial viability of the SmartChip System. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$1,043,905	$732,166	42.58%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2010, general and administrative expenses increased $311,739, or 42.58%, as compared to the three months ended March 31, 2009. The increase was mostly due to higher mainly for senior management and consultants, including investor relations. We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months ended March 31, 2009 and 2008, respectively:

Three Months Ended March 31,
2010	2009	% Change

$5,158	$3,072	67.90%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2010, interest income increased $2,086, or 67.90%, as compared to the three months ended March 31, 2009. This increase was mainly due to an increase in the average cash invested in interest-bearing accounts, and a marginally higher interest rate.

Interest Expense

The following table presents the interest expense for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$607	$2,832	(78.57)%

The interest expense for both periods was mostly incurred due to our capital lease obligations. For the three months ended March 31, 2010, interest expense decreased $2,225, or 78.57%, as compared to the three months ended March 31, 2009. The decrease was mostly due to a reduction in the balances outstanding on our capital leases.

Unrealized Gain (Loss) on Fair Value of Warrants, net

The following table represents our unrealized loss on fair value of warrants, net three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$(1,886,692)	$13,743	N/A

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009 and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Net losses from warrant derivative revaluations for the three months ended March 31, 2010 were $1,886,692. The loss is attributed to revaluations of warrants and results primarily from an increase in the Company’s stock price. In the three months ended March 31, 2009 there was a gain of $13,743, primarily attributable to a decrease in the Company’s stock price. There were only 634,220 warrants accounted for as derivative instruments as at March 31, 2009. By March 31, 2010 the number had risen to 3,513,349. At this number of warrants, an increase in our share price of $0.10 would generate an unrealized loss of approximately $250,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain of approximately $250,000.

Miscellaneous Income (Expense)

The following table presents the miscellaneous income (expense) for the three months ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,
2010	2009	% Change

$(65,075)	$23,856	N/A

Miscellaneous income (expense) changed from income of $23,856 in the three months ended March 31, 2009 to an expense of $65,075 in the three months ended March 31, 2010. Miscellaneous income (expense) is the result of net foreign currency exchange gains and losses in our Malaysian subsidiary, WGBM, mainly due to revaluation of the intercompany account at the balance sheet date.

Headcount

Our consolidated headcount as of May 14, 2010 comprised 44 regular employees, 42 of whom were employed full-time, compared to 35 regular employees as of December 31, 2009, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through March 31, 2010, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $23,803,679, net of offering costs, from the sale of common stock and warrants, and $3,294,953, net of offering costs, from the sale of redeemable convertible preferred stock in its Malaysian subsidiary. As of March 31, 2010, we had $3,655,212 in cash and cash equivalents, and working capital of $2,123,297, with no additional capital resources presently available.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the three months ended March 31, 2010 and 2009 in the amounts of $2,413,826 and $1,335,528, respectively. The cash used in operating activities in the three months ended March 31, 2010 was due to cash used to fund a net operating loss of $4,529,265, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized loss on fair value of warrants and exchange loss of $2,300,274, and cash used by a change in working capital of $184,835. The cash used in operating activities in the three months ended March 31, 2009 was due to cash used to fund a net operating loss of $1,764,057, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation and unrealized gain on fair value of warrants of $179,585, as off-set by cash provided from a change in working capital of $248,944. The increase in cash used in the three months ended March 31, 2010 compared to 2009 was driven primarily by the increase in the net operating loss from $1,801,896 to $2,582,049.

Net Cash Used in Investing Activities

The Company used $260,686 in the three months ended March 31, 2010, and $131,240 (net of inventory capitalized) in the three months ended March 31, 2009, to acquire property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2010 was $289,505. In January 2010, the Company received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. In March 2010, the Company’s Malaysian subsidiary received $238,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS. The Company also received $15,782 from the exercise of stock options in March 2010. This was offset by repayments of $12,244 on capital lease obligations.

Cash used in financing activities in the three months ended March 31, 2009 was $12,585, all related to repayments on capital lease obligations.

Availability of Additional Funds

The Company raised a further $490,000, net of issuance costs, from the sale of 222,222 redeemable convertible preference shares (“RCPS”) in our Malaysian subsidiary in the second quarter of 2010 (see Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1).

We believe funds available at March 31, 2010, along with our revenue, cash received from the exercise of warrants and the net proceeds from the sale of Series B RCPS in our subsidiary, will fund our operations through July 2010. We expect we will need to raise further capital, through the sale of additional securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. However, our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $8,324,000 at December 31, 2009. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation.

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value is estimated using the Black-Scholes valuation model. Amounts expensed were $338,946 and $103,203, net of estimated annual forfeitures of 6% and 5%, respectively, for the three months ended March 31, 2010 and 2009, respectively. The sum expensed in the three months ended March 31, 2010 includes $202,650 for restricted stock awards to consultants, for which the fair value is measured on the dates on which performance of services is completed.

There were no options granted in the three months ended March 31, 2010. The weighted average fair value of options granted in the three months ended March 31, 2009 was $0.36. The following assumptions were used to estimate the fair value of option grants during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	2.28%	1.55%

Expected term	4.75 Years	4.75 Years

Expected volatility	41.74% - 41.78%	40.04% - 41.49%

Dividend yield	0%	0%

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

Forfeiture rate.  This is a measure of the amount of awards that are expected to not vest. An increase in the estimated forfeiture rate will decrease the related compensation expense.

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $1.17 to $1.46 at March 31, 2010, and from $0.52 to $0.97 at December 31, 2009.

Fair values at measurement dates during the three months ended March 31, 2010 and 2009 were estimated using the following assumptions:

	Three Months Ended March 31,
	2010	2009

Risk-free interest rate	1.29% - 2.16%	1.16% - 1.19%

Expected remaining term	2.51 - 4.00 Years	3.31 - 3.50 Years

Expected volatility	43.83% - 49.78%	44.15% - 49.78%

Dividend yield	0%	0%

Private Placement discount to stock price	15%	15%

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first quarter of 2010, none of which had a material impact on our condensed consolidated financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our condensed consolidated financial statements.

Item 4.                 Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in Item 9A(T) in our Amended Report on Form 10K/A for the year ended December 31, 2009, which continued to exist at March 31, 2010, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10K for the year ended December 31, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2009, the Company completed the first closing under a private placement offering (the “December 2009 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 2,878,333 units at a price of $1.50 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 25% of one share of the Company’s common stock at an exercise price of $2.50 per whole share. On December 30, 2009, the Company sold an additional 430,002 units in a second closing. On January 6, 2010, the Company sold a further 82,000 units in a third closing. Each unit in the second and third closing was sold at the same price, and with the same terms and condistions, as those sold in the first closing.

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the December 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for gross proceeds of $123,000 in the three months ended March 31, 2010.

The warrants issued in the December 2009 Offering have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues its shares of common stock, or securities convertible into shares of common stock, for a price per share less than the exercise price of the warrants. The warrants are immediately exercisable. In connection with the closing of the private placement, the Company entered into registration rights agreements with the investors purchasing units in the offering.

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the December 2009 Offering.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 [Removed and Reserved]

Item 5.                 Other Information

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.                 Exhibits

Exhibit
No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1*
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

*   Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 17, 2010

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

EXHIBIT 31.1
CERTIFICATION

I, Alnoor Shivji, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WaferGen Bio-systems, Inc.;

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

Date: May 17, 2010

/s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2
CERTIFICATION

I, Hector Brush, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WaferGen Bio-systems, Inc.;

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

Date: May 17, 2010

/s/ Hector Brush
Hector Brush
Treasurer
(principal financial officer)

EXHIBIT 32.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), I, Alnoor Shivji, certify that:

1.
The Quarterly Report of WaferGen Bio-systems, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2010 (the “Report”) as filed with the Securities and Exchange Commission as of the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2010

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
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ENACTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), I, Hector Brush, certify that:

1.
The Quarterly Report of WaferGen Bio-systems, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2010 (the “Report”) as filed with the Securities and Exchange Commission as of the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2010

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