Form 10-Q
period 2010-06-30
WaferGen Bio-systems, Inc.
filed 2010-08-16
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Registrant had 39,972,513 shares of common stock outstanding as of August 12, 2010.

PART I FINANCIAL INFORMATION

Item 1.                 Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$1,516,528	$5,953,639
Accounts receivable	475,038	258,855
Inventories, net	457,701	39,970
Prepaid expenses and other current assets	264,496	138,712

Total current assets	2,713,763	6,391,176

Property and equipment, net	795,807	441,996
Other assets	47,626	57,982

Total assets	$3,557,196	$6,891,154

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,308,494	$1,240,397
Accrued rent	31,166	10,493
Accrued payroll	224,302	241,586
Accrued severance pay	105,324	371,596
Accrued vacation	149,853	117,619
Warranty reserve	16,650	—
Accrued other expenses	389,168	157,699
Current portion of capital lease obligations	13,968	21,663

Total current liabilities	2,238,925	2,161,053

Capital lease obligations, net of current portion	2,257	8,852

Warrant derivative liabilities	1,115,630	2,778,191

Redeemable convertible preference shares in subsidiary	4,171,378	3,290,994

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding		—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 33,968,846 and 33,387,857 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	33,969	33,388
Additional paid-in capital	30,241,282	29,017,578
Accumulated deficit	(34,411,365)	(30,462,283)
Accumulated other comprehensive income	165,120	63,381

Total stockholders’ equity (deficit)	(3,970,994)	(1,347,936)

Total liabilities and stockholders’ equity (deficit)	$3,557,196	$6,891,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

					Period From
					October 22, 2002
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010
		(As restated, See Note 13)		(As restated, See Note 13)
Revenue	$431,894	$68,918	$821,679	$110,756	$2,117,186

Cost of revenue	135,894	123,932	271,749	139,764	876,689

Gross margin	296,000	(55,014)	549,930	(29,008)	1,240,497

Operating expenses:
Sales and marketing	475,143	180,338	724,949	316,186	3,507,208
Research and development	1,496,443	1,214,701	3,038,711	2,174,589	18,877,184
General and administrative	1,160,049	1,374,216	2,203,954	2,106,382	13,977,190

Total operating expenses	3,131,635	2,769,255	5,967,614	4,597,157	36,361,582

Operating loss	(2,835,635)	(2,824,269)	(5,417,684)	(4,626,165)	(35,121,085)

Other income and (expenses):
Interest income	1,949	1,384	7,107	4,456	266,965
Interest expense	(1,067)	(1,928)	(1,674)	(4,760)	(323,128)
Unrealized gain (loss) on fair value of warrants, net	3,567,168	34,325	1,680,476	48,068	1,116,354
Miscellaneous income (expense)	(7,919)	(46,171)	(72,994)	(22,315)	(202,709)

Total other income and (expenses)	3,560,131	(12,390)	1,612,915	25,449	857,482

Net income (loss) before provision for income taxes	724,496	(2,836,659)	(3,804,769)	(4,600,716)	(34,263,603)

Provision for income taxes	—	—	—	—	—

Net income (loss)	724,496	(2,836,659)	(3,804,769)	(4,600,716)	(34,263,603)

Cumulative effect of reclassification of warrants	—	—	—	—	368,627
Accretion on Redeemable Convertible Preference Shares in Subsidiary	(78,790)	(36,416)	(144,313)	(71,416)	(360,391)
Accretion on Series B Preferred Stock	—	—	—	—	(155,998)

Net income (loss) attributable to common stockholders	$645,706	$(2,873,075)	$(3,949,082)	$(4,672,132)	$(34,411,365)

Net income (loss) per share - basic	$0.02	$(0.11)	$(0.12)	$(0.19)

Net income (loss) per share - diluted	$0.02	$(0.11)	$(0.12)	$(0.19)

Shares used to compute net income (loss) per share - basic	33,846,309	25,396,752	33,675,760	25,115,405

Shares used to compute net income (loss) per share - diluted	35,045,016	25,396,752	33,675,760	25,115,405

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc’s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock cancelled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock cancelled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balances as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2010	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Issuance of Units for cash in January, net of offering costs of $77,299	—	—	82,000	82	29,904	—	—	29,986

Restricted Stock issued for services in January, February, March, April, May and June	—	—	170,000	170	(170)	—	—	––

Issuance of Common Stock in March for cash upon exercise of options	—	—	14,542	15	15,768	—	—	15,783

Issuance of Common Stock in April for cash upon exercise of warrants	—	—	250,000	250	562,250	—	—	562,500

Restricted Stock issued to employees in April	—	—	6,250	6	(6)	—	—	—

Issuance of Common Stock in April, net of 12 shares forfeited in cashless exercise	—	—	13,486	13	(11)	—	—	2

Issuance of Common Stock in June for cash upon exercise of options, net of 2,803 shares forfeited in cashless exercise	—	—	44,711	45	18,146	—	—	18,191

Stock-based compensation	—	—	—	—	597,823	—	—	597,823

Net loss	—	—	—	—	—	(3,804,769)	—	(3,804,769)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(144,313)	—	(144,313)

Translation adjustment	—	—	—	—	—	—	101,739	101,739

Balances as of June 30, 2010	—	$—	33,968,846	$33,969	$30,241,282	$(34,411,365)	$165,120	$(3,970,994)

Total comprehensive income (loss)						$(3,804,769)	$101,739	$(3,703,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
			October 22, 2002
	Six Months Ended June 30,		(Inception) to
	2010	2009	June 30, 2010
		(As restated, See Note 13)
Cash flows from operating activities:
Net loss	$(3,804,769)	$(4,600,716)	$(34,263,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,722	307,164	1,092,382
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	597,823	247,050	3,126,306
Issuance of warrants for services	—	—	37,085
Unrealized loss (gain) on fair value of warrants, net	(1,680,476)	(48,068)	(1,116,354)
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	3,005	18,029	21,034
Provision for excess and obsolete inventory	—	103,284	130,478
Equipment expensed as research & development costs	—	123,998	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(216,183)	(29,475)	(475,038)
Inventories	(417,731)	4,558	(588,179)
Prepaid expenses and other current assets	(125,547)	(33,431)	(264,252)
Other assets	10,603	—	(47,401)
Accounts payable	66,565	(96,157)	1,309,373
Accrued rent	20,331	(11,099)	31,265
Accrued payroll	(17,284)	(10,280)	224,302
Accrued severance pay	(266,272)	615,680	105,324
Accrued vacation	31,484	(62,585)	149,062
Warranty reserve	16,650	—	16,650
Accrued other expenses	231,078	204,535	387,655

Net cash used in operating activities	(5,372,001)	(3,267,513)	(29,671,371)

Cash flows from investing activities:
Purchase of property and equipment	(524,158)	(139,434)	(1,763,474)

Net cash used in investing activities	(524,158)	(139,434)	(1,763,474)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(14,290)	(23,592)	(229,201)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in Subsidiary	733,066	212,578	3,789,953
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock and warrants, net of offering costs	644,377	3,864,337	24,384,373

Net cash provided by financing activities	1,363,153	4,053,323	32,788,683

Effect of exchange rates on cash	95,895	(19,353)	162,690

Net increase (decrease) in cash and cash equivalents	(4,437,111)	627,023	1,516,528

Cash and cash equivalents at beginning of the period	5,953,639	2,597,413	—

Cash and cash equivalents at end of the period	$1,516,528	$3,224,436	$1,516,528

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

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the December 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for gross proceeds of $123,000 in the six months ended June 30, 2010.

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

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. At initial issuance, the Company determined the total allocated fair value of the warrants to be $120,123 (of which $2,200 relates to warrants issued in the six months ended June 30, 2010). The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the December 2009 Offering.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.                 Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2009, included in our Form 10-K/A filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

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

At June 30, 2010, three customers accounted for 43%, 37% and 11%, respectively, of accounts receivable. At December 31, 2009, four different customers accounted for 30%, 29%, 28% and 12% of accounts receivable.

During the three months ended June 30, 2010, two customers accounted for 49% and 41%, respectively, of total revenues. During the three months ended June 30, 2009, one of these customers accounted for 98% of total revenues.

During the six months ended June 30, 2010, two customers accounted for 58% and 22%, respectively, of total revenues. During the six months ended June 30, 2009, one of these customers accounted for 61% of total revenues, and another customer accounted for 26% of total revenues.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2010 and 2009, was $0.72 and $0.52, respectively. These fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2010	2009

Risk-free interest rate	2.01% - 2.40%	1.31% - 2.72%
Expected term	4.75 Years	4.75Years
Expected volatility	42.40% - 42.70%	40.04% - 41.49%
Dividend yield	0%	0%

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

Warrant Derivative Revaluation – The Company, beginning effective January 1, 2009, recognizes the fair value of warrants with anti-dilution provisions as liabilities. Warrants are valued when initially issued, and the liability is offset against additional paid in capital. Warrants are also revalued at each reporting date, and the change in their respective fair values is recorded as an unrealized gain or loss within other income and expenses in the statement of operations. The cumulative effect of the change in accounting for these instruments was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009, and the transfer of the fair value of derivative warrant instruments as of January 1, 2009, from additional paid-in capital to warrant derivative liability. The Company determines the fair values of these securities using a Monte Carlo Simulation approach, with key input variables provided by management.

Fair values at measurement dates during the six months ended June 30, 2010 and 2009, were estimated using the following assumptions:

	Six Months Ended June 30,
	2010	2009

Risk-free interest rate	0.75% - 2.16%	1.16% - 2.20%
Expected remaining term	2.31 - 4.00 Years	3.11 - 4.00 Years
Expected volatility	43.83% - 50.79%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Warranty Reserve – Our standard warranty agreement is one year from shipment of certain products. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus common share equivalents from conversion of dilutive stock options, warrants, and restricted stock using the treasury method, and convertible securities using the as-converted method, except when antidilutive.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	$645,706	$(2,873,075)	$(3,949,082)	$(4,672,132)

Weighted-average shares - basic	33,846,309	25,396,752	33,675,760	25,115,405

Common share equivalents from exercise of options	1,182,037	—	—	—

Common share equivalents from exercise of warrants	11,794	—	—	—

Shares issuable upon vesting of restricted stock	4,876	—	—	—

Total common share equivalents excluded from denominator for diluted earnings per share computation	35,045,016	25,396,752	33,675,760	25,115,405

Net income (loss) per share - basic	$0.02	$(0.11)	$(0.12)	$(0.19)

Net income (loss) per share - diluted	$0.02	$(0.11)	$(0.12)	$(0.19)

The following outstanding stock options, warrants, restricted stock and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Shares issuable upon exercise of options	—	715,955	1,398,181	707,746

Shares issuable upon exercise of warrants	—	—	166,704	—

Shares issuable upon vesting of restricted stock	—	—	2,452	—

Shares issuable upon conversion of RCPS	—	921,568	1,652,615	905,228

Total common share equivalents excluded from denominator for diluted earnings per share computation	—	1,637,523	3,219,952	1,612,974

In the three months ended June 30, 2010, 1,472,797 options and 6,410,028 warrants were not considered in the calculation of diluted earnings per share attributable to common stockholders as the effect would have been antidilutive. Further, accretion of $78,790 and the related RCPS potentially convertible into 1,772,440 shares of common stock were not reflected in the calculation of diluted earnings per share, as the accretion per common share obtainable on conversion exceeds basic earnings per share.

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

The Company adopted ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” on April 1, 2010. This guidance provides a definition of a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance is effective for financial statements issued for fiscal years beginning after June 15, 2010, with early adoption permitted. The adoption of this guidance did not have a material impact on its consolidated financial condition or results of operations, as the Company does not presently have any contracts under which the milestone method is applicable.

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

NOTE 3.                 Inventories

Inventories consisted of the following at June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009

Raw materials	$295,585	$––

Work in process	32,366	––

Finished goods	260,228	170,448

Total inventories	588,179	170,448

Less allowance for excess and obsolete inventory	(130,478)	(130,478)

Inventories, net	$457,701	$39,970

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.                 Property and Equipment, net

Property and equipment, net consisted of the following at June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009

Equipment	$1,502,690	$1,154,406
Tools and molds	73,067	72,437
Leasehold improvements	103,231	63,470
Furniture and fixtures	144,159	42,570

Total property and equipment	1,823,147	1,332,883

Less accumulated depreciation and amortization	(1,027,340)	(890,887)

Property and equipment, net	$795,807	$441,996

Depreciation and amortization expense totaled $107,091 and $217,039 for the three months ended June 30, 2010 and 2009, respectively, $178,722 and $307,164 for the six months ended June 30, 2010 and 2009, respectively, and $1,092,382 for the period from inception to June 30, 2010.

Equipment includes the following amounts under capital leases:

	June 30, 2010	December 31, 2009

Cost	$47,162	$178,712
Accumulated depreciation	(45,197)	(168,886)

Total	$1,965	$9,826

NOTE 5.                 Capital Lease Obligation

The Company leases equipment under a capital lease that expires in August 2011. Aggregate future obligations under the capital lease in effect as of June 30, 2010, are as follows:

Capital Lease

Year ending June 30,
2011	$14,815
2012	2,279

Total minimum lease obligations	17,094

Less amounts representing interest	(869)

Present value of future minimum lease payments	16,225

Less current portion of capital lease obligation	(13,968)

Capital lease obligation, less current portion	$2,257

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest expense related to capital leases totaled $341 and $1,061 for the three months ended June 30, 2010 and 2009, respectively, $775 and $3,263 for the six months ended June 30, 2010 and 2009, respectively, and $24,134 for the period from inception to June 30, 2010.

NOTE 6.                 Redeemable Convertible Preference Shares in Subsidiary

On July 18, 2008, the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), received $1,000,000, less issuance costs totaling $30,000, in exchange for the issuance of Series A Redeemable Convertible Preference Shares (“RCPS”) of WGBM in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia. WGBM sold 444,444 Series A RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share. A second closing occurred on November 27, 2008, and WGBM received $1,000,000, less issuance costs totaling $30,000, from the sale of an additional 444,444 shares of Series A RCPS.

On June 8, 2009, WGBM received $250,000, less an exchange loss of $18,029 and issuance costs totaling $19,393, in exchange for the issuance of 111,111 Series B RCPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On March 9, 2010, WGBM received $250,000, less an exchange loss of $3,005 and issuance costs totaling $8,929, in exchange for the issuance of a further 111,111 Series B RCPS to EEV, in a private placement at the U.S. dollar equivalent of $2.25 per share. On September 23, 2009, WGBM received $500,000, less issuance costs totaling $7,500, in exchange for the issuance of 222,222 Series B RCPS to Prima Mahawangsa Sdn. Bhd. (“PMSB”), in a private placement at the U.S. dollar equivalent of $2.25 per share. On May 13, 2010, WGBM received $500,000, less issuance costs totaling $5,000, in exchange for the issuance of a further 222,222 Series B RCPS to PMSB, in a private placement at the U.S. dollar equivalent of $2.25 per share. These transactions represent the full subscription under a Share Subscription Agreement dated April 3, 2009, (“SSA”) to sell 444,444 and 222,222 Series B RCPS to PMSB and EEV, respectively, both venture capital and development firms in Malaysia.

On September 18, 2009, WGBM received $423,128, less issuance costs totaling $11,319, in exchange for the issuance of 188,057 Series B RCPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), in a private placement at the U.S. dollar equivalent of $2.25 per share. This represents the full amount receivable under an SSA dated July 1, 2009, to sell Series B RCPS to KMP, a venture capital and development firm in Malaysia.

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

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right:

(a)
to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 that the share price of the Company’s common stock is below $2.25, to redeem for cash (or, for Series A, at the Company’s option, and for Series B, at the holder’s option, shares of Company common stock of equivalent value) the amount originally invested in USD plus a premium of 6% (for Series A) or 8% (for Series B), compounded annually, with yearly rests;

(b)
to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B RCPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s conversion notice the average closing price of the Company’s common stock is less than US$2.647, then the holder’s RCPS shall convert at an exchange rate equal to 85% of such 10-day average closing price. This option expires on May 8, 2013, for MTDC’s Series A RCPS, on April 3, 2014, for EEV’s and PMSB’s Series B RCPS and on July 1, 2014, for KMP’s Series B RCPS;

(c)	to convert their RCPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of three ordinary shares per $100 invested in RCPS;

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)
to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011, for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM of approximately $2 million);

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

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 1,743,611 and 1,410,278 RCPS issued and outstanding at June 30, 2010, and December 31, 2009, respectively.

The balance in RCPS comprises the following at June 30, 2010, and December 31, 2009:

	June 30, 2010	December 31, 2009
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	35,416	25,416
Accretion of redemption premium	218,050	154,450

Total Series A RCPS	2,193,466	2,119,866

SERIES B
Proceeds from issuance of RCPS	1,902,094	1,155,099
Issuance costs	(52,141)	(38,212)
Exchange loss on issuance	21,034	18,029
Accretion of issuance costs	16,726	4,538
Accretion of redemption premium	90,199	31,674

Total Series B RCPS	1,977,912	1,171,128

Total RCPS	$4,171,378	$3,290,994

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the six months ended June 30, 2010, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2010	1,437,979	4,149,402	$1.4246	8,208	$1.1055
Granted	(987,250)	811,000	$1.8209	176,250	$2.0745
Exercised	—	(75,554)	$0.5099	—	$—
Vested	—	—	$—	(176,073)	$2.0279
Forfeited	30,021	(41,539)	$1.4764	—	$—
Cancelled	24,000	(79,000)	$2.0858	—	$—

Balance at June 30, 2010	504,750	4,764,309	$1.4952	8,385	$2.1031

The weighted average fair value of options granted in the six months ended June 30, 2010 and 2009, was $0.72 and $0.52, respectively. The fair value of shares vested in the six months ended June 30, 2010 and 2009, was $211,376 and $289,266, respectively.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010, was $826,660 and $735,160, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The Company received $38,527 for the 75,554 options exercised during the six months ended June 30, 2010, which had an intrinsic value of $98,121. There were no options exercised during the six months ended June 30, 2009.

The following table summarizes information concerning outstanding options as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise	as of	Contractual	Exercise	as of	Contractual	Exercise
Prices	June 30, 2010	Life (in Years)	Price	June 30, 2010	Life (in Years)	Price

$0.0002 - 0.0185	161,973	3.97	$0.0075	161,973	3.97	$0.0075
$0.1482 - 0.4630	410,336	6.37	$0.3595	404,602	6.37	$0.3618
$0.6000 - 1.0000	254,500	5.38	$0.9371	170,791	5.40	$0.9063
$1.1000 - 1.6500	2,343,000	6.43	$1.4162	1,113,871	6.47	$1.4450
$1.7800 - 2.3900	1,594,500	6.73	$2.1437	905,168	6.67	$2.1179

	4,764,309	6.39	$1.4952	2,756,405	6.31	$1.3891

The amounts expensed for stock-based compensation totaled $258,877 and $143,847 for the three months ended June 30, 2010 and 2009, respectively, $597,823 and $247,050 for the six months ended June 30, 2010 and 2009, respectively, and $3,126,306 for the period from inception to June 30, 2010. The sum expensed in the three and six months ended June 30, 2010, includes $148,040 and $350,690, respectively, for restricted stock awards to consultants.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2010, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,026,325. This cost is expected to be recognized over an estimated weighted average amortization period of 2.86 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the six months ended June 30, 2010, a $1,680,476 decrease in the fair value of the warrant derivative liability was recorded as an unrealized gain on the fair value of warrants, net.

The fair value of warrants ranged from $0.24 to $0.36 at June 30, 2010, and from $0.52 to $0.97 at December 31, 2009.

A summary of activity in warrant derivative liabilities is included in Note 10.

A summary of outstanding common stock warrants as of June 30, 2010, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common Stock	44,401	—	$1.41	March 2012
Common Stock	1,795,062	1,795,062	$1.95	June and August 2014
Common Stock	2,666,459	—	$2.25	May and June 2012
Common Stock	966,247	966,247	$2.50	December 2014 and January 2015
Common Stock	752,040	752,040	$2.53	May 2013
Common Stock	200,000	—	$3.00	December 2014 and November 2015

Total	6,424,209	3,513,349

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2010, had an exercise price of $1.95 and entitled the holders thereof to purchase an aggregate of 1,795,062 shares.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2010, had an exercise price of $2.53 and entitled the holders thereof to purchase an aggregate of 752,040 shares.

The exercise price of 50,000 warrants expiring in December 2014 was amended from $3.25 to $3.00 in the second quarter of 2010. The change in their fair value was not significant, and no expense was recorded.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.                 Cash Flow Information

Cash paid during the six months ended June 30, 2010 and 2009, and the period from inception to June 30, 2010, is as follows:

			Period From
			October 22, 2002
	Six Months Ended June 30,		(Inception) to
	2010	2009	June 30, 2010

Interest	$1,933	$4,504	$44,474

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2010 and 2009, and the period from inception to June 30, 2010, is as follows:

			Period From
			October 22, 2002
	Six Months Ended June 30,		(Inception) to
	2010	2009	June 30, 2010

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares	$144,313	$71,416	$360,391

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$—	$51,446

Property and equipment acquired with capital leases	$—	$—	$256,326

Issuance of warrants to agents with private placement	$2,200	$76,660	$354,834

Cumulative effect of reclassification of warrants	$—	$99,444	$99,444

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$1,516,528	$—	$—	$1,516,528

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$1,115,630	$1,115,630

The following table sets forth a reconciliation of changes in the six months ended June 30, 2010, in the fair value of warrant derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$2,778,191
Additions - fair value of warrants issued in January 2010	17,915
Change in unrealized (gains) losses, net (1)	(1,680,476)
Transfers	—
Balance at June 30, 2010	$1,115,630
__________

(1)	Reported in other income and expenses in the Condensed Consolidated Statements of Operations.

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

NOTE 12.                      Subsequent Events

The Company’s management has evaluated its subsequent events through the date of filing these condensed consolidated financial statements and has identified the following event:

In connection with its closing of a registered direct offering on July 7, 2010, the Company received approximately $6.8 million, net of issuance costs of approximately $0.4 million, for the issuance of approximately 6.0 million shares of its common stock and warrants to purchase a total of approximately 3.0 million shares of its common stock for $1.55, expiring after five years, in a securities purchase agreement with certain accredited investors. The Company also issued warrants to purchase a total of approximately 0.2 million shares of its common stock for $1.50, expiring after five years, to placement agents and certain related parties in connection with the registered direct offering.

NOTE 13.                      Restatement of Consolidated Financial Statements

Correction of an Error in Accounting for Warrant Derivative Liabilities

Subsequent to the filing on March 22, 2010, of the Company’s original Form 10-K for the year ended December 31, 2009, the Company concluded that warrants containing anti-dilution provisions to purchase 3,489,979 shares of the Company’s common stock should be reclassified as liabilities in accordance with ASC 815-40. As a result, the Company subsequently filed an amendment to its Form 10-K on May 12, 2010, in order to restate its financial statements for the year ended December 31, 2009, and the interim periods within year ended December 31, 2009. Accordingly, unrealized gain on fair value of warrants, net, warrant derivative liabilities, additional paid in capital and accumulated deficit for the three and six months ended June 30, 2009, have been restated in this Form 10-Q.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The impact of the restatement on the consolidated statements of operations and cash flows for the three and six months ended June 30, 2009, and comparison to the amounts originally reported, are detailed in the tables below.

	Three Months Ended June 30, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$68,918	$—		$68,918
Gross margin	(55,014)	—		(55,014)
Operating loss	(2,824,269)	—		(2,824,269)
Unrealized gain on fair value of warrants, net	—	34,325	(1)	34,325
Total other income and (expenses)	(46,715)	34,325		(12,390)
Net loss	(2,870,984)	34,325		(2,836,659)
Net loss applicable to common stockholders	(2,907,400)	34,325		(2,873,075)
Net loss per share - basic and diluted	(0.11)	—		(0.11)

	Six Months Ended June 30, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$110,756	$—		$110,756
Gross margin	(29,008)	—		(29,008)
Operating loss	(4,626,165)	—		(4,626,165)
Unrealized gain on fair value of warrants, net	—	48,068	(2)	48,068
Total other income and (expenses)	(22,619)	48,068		25,449
Net loss	(4,648,784)	48,068		(4,600,716)
Net loss applicable to common stockholders	(4,720,200)	48,068		(4,672,132)
Net loss per share - basic and diluted	(0.19)	—		(0.19)

Consolidated Statements of Cash Flows Data:
Net loss	(4,648,784)	48,068		(4,600,716)
Unrealized gain on fair value of warrants, net	—	(48,068)		(48,068)
Net cash used in operating activities	(3,267,513)	—		(3,267,513)
__________

(1)	Represents the net unrealized gain arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the three months ended June 30, 2009.

(2)	Represents the net unrealized gain arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the six months ended June 30, 2009.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2009, as amended, (the “Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002. WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip and SmartSlide™ products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology and clinical research.

On August 5, 2010, the Company announced the commercial launch of the SmartChip Real-Time PCR System and its related products and services. The Company began to sell the System in the first quarter of 2010 to customers participating in the Early-Access Program. The Company also generated revenue in the second quarter of 2010 from pre-commercialization sales of Real-Time PCR Chips, and through fees charged for its SmartChip Gene Expression Profiling Services program.

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

Since inception, the Company has incurred substantial operating losses. As of June 30, 2010, the Company’s accumulated deficit was $34,411,365 and the total stockholders’ deficit was $3,970,994. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize the Company’s initial products and services. The Company expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities for at least the next year. The Company will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$431,894	$68,918	$821,679	$110,756

Cost of revenue	135,894	123,932	271,749	139,764

Gross margin	296,000	(55,014)	549,930	(29,008)

Operating expenses:
Sales and marketing	475,143	180,338	724,949	316,186
Research and development	1,496,443	1,214,701	3,038,711	2,174,589
General and administrative	1,160,049	1,374,216	2,203,954	2,106,382

Total operating expenses	3,131,635	2,769,255	5,967,614	4,597,157

Operating loss	(2,835,635)	(2,824,269)	(5,417,684)	(4,626,165)

Other income and (expenses):
Interest income	1,949	1,384	7,107	4,456
Interest expense	(1,067)	(1,928)	(1,674)	(4,760)
Unrealized gain on fair value of warrants, net	3,567,168	34,325	1,680,476	48,068
Miscellaneous expense	(7,919)	(46,171)	(72,994)	(22,315)

Total other income (expense)	3,560,131	(12,390)	1,612,915	25,449

Net income (loss) before provision for income taxes	724,496	(2,836,659)	(3,804,769)	(4,600,716)

Provision for income taxes	—	—	—	—

Net income (loss)	$724,496	$(2,836,659)	$(3,804,769)	$(4,600,716)

Revenue

The following table presents our revenue for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$431,894	$68,918	527%	$821,679	$110,756	642%

For the three months ended June 30, 2010, revenue increased by $362,976, or 527%, as compared to the three months ended June 30, 2009. The increase is primarily due to our first sales of Real-Time PCR Chips, accounting for 24% of revenue, our first Fee for Service sales, accounting for 18% of revenue, and sales of our SmartChip Real-Time PCR Systems to early access customers, accounting for 58% of the total, offset by the absence of revenue from SmartSlide™ products.

For the six months ended June 30, 2010, revenue increased by $710,923, or 642%, as compared to the six months ended June 30, 2009. The increase is primarily due to the first sales of our SmartChip Real-Time PCR Systems to early access customers, Real-Time PCR Chips and Fee for Service, accounting for 62%, 13% and 9% of total revenue, respectively. There was also an increase in revenue of approximately $13,000 from SmartSlide™ products, which accounted for 16% of revenue in the six months ended June 30, 2010, compared to 100% in the six months ended June 30, 2009. This 2010 revenue was all billed in the first quarter, and significant sales of SmartSlide™ products are not expected in the future.

Cost of Revenue

The following table presents the cost of revenue for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$135,894	$123,932	10%	$271,749	$139,764	94%

Cost of sales includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2010, cost of revenue increased by $11,962, or 10%, as compared to the three months ended June 30, 2009. The increase related primarily to the increase in revenues from sales of SmartChip products and services, which generated no revenue in 2009, offset by the absence of a provision for obsolete SmartSlide™ products inventory, which represented 83% of cost of revenue in the three months ended June 30, 2009. Gross margin for the three months ended June 30, 2010, was 69%, as compared to 70%, after reversing the impact of the provision for obsolete inventory, for the three months ended June 30, 2009, as margins are broadly consistent for both SmartSlide™ and SmartChip products and services.

For the six months ended June 30, 2010, cost of revenue increased by $131,985, or 94%, as compared to the six months ended June 30, 2009. The increase related primarily to the increase in revenues from sales of SmartChip products and services, which generated no revenue in 2009, offset by the absence of a provision for obsolete SmartSlide™ products inventory, which represented 74% of cost of revenue in the six months ended June 30, 2009. Gross margin for the six months ended June 30, 2010, was 67% which, after reversing the impact of the provision for obsolete inventory, is the same as for the three months ended June 30, 2009, as margins are broadly consistent for both SmartSlide™ and SmartChip products and services.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$475,143	$180,338	163%	$724,949	$316,186	129%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2010, sales and marketing expenses increased by $294,805, or 163%, as compared to the three months ended June 30, 2009. The increase resulted primarily from increases in salaries and wages, including commissions, non-cash stock compensation expense, consulting fees, trade shows and travel and subsistence costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities in conjunction with the commercialization and early-access sales of our SmartChip products and services.

For the six months ended June 30, 2010, sales and marketing expenses increased by $408,763, or 129%, as compared to the six months ended June 30, 2009. The increase resulted primarily from increases in salaries and wages, including commissions, non-cash stock compensation expense, consulting fees, trade shows and travel and subsistence costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities in conjunction with the commercialization and early-access sales of our SmartChip products and services.

We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for SmartChip, and as the number of sales personnel, and their commissions, increase with the full commercialization of this product line.

Research and Development

The following table presents the research and development expense for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,496,443	$1,214,701	23%	$3,038,711	$2,174,589	40%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2010, research and development expenses increased $281,742, or 23%, as compared to the three months ended June 30, 2009. The increase resulted primarily from increases in salaries and wages and facilities costs, which arose due to an increase in the head count of employees and an expansion in space occupied in conjunction with the development of SmartChip products and services, offset by a reduction in depreciation expense, which was high in 2009 as depreciation was accelerated on research equipment and tools and molds assessed as having no future benefit.

For the six months ended June 30, 2010, research and development expenses increased $864,122, or 40%, as compared to the six months ended June 30, 2009. The increase resulted primarily from increases in salaries and wages, expendable equipment and materials, and facilities costs, which arose due to an increase in the head count of employees, consumables used in SmartChip development, and an expansion in space occupied in conjunction with the development of SmartChip products and services, offset by a reduction in depreciation expense, which was high in 2009 as depreciation was accelerated on research equipment and tools and molds assessed as having no future benefit.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,160,049	$1,374,216	(16)%	$2,203,954	$2,106,382	5%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2010, general and administrative expenses decreased $214,167, or 16%, as compared to the three months ended June 30, 2009. The decrease resulted primarily from the absence of severance costs incurred in 2009 related to the departure of the Company’s former Chief Technology Officer and Chief Financial Officer in 2009. This decrease was offset by increases in salaries and wages, non-cash stock compensation expense, consulting fees and travel and subsistence costs. These increases are due to higher personnel costs, mainly for senior management and consultants, including investor relations.

For the six months ended June 30, 2010, general and administrative expenses increased $97,572, or 5%, as compared to the six months ended June 30, 2009. The increase resulted primarily from increases in salaries and wages, non-cash stock compensation expense, consulting fees and travel and subsistence costs. These increases are due to higher personnel costs, mainly for senior management and consultants, including investor relations. The increases were offset by the absence of severance costs incurred in 2009 related to the departure of the Company’s former Chief Technology Officer and Chief Financial Officer in 2009.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,949	$1,384	41%	$7,107	$4,456	59%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2010, interest income increased $565, or 41%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, interest income increased $2,651, or 59%, as compared to the six months ended June 30, 2009. The increase in both periods was mainly due to an increase in the average cash invested in interest-bearing accounts, and a marginally higher interest rate.

Interest Expense

The following table presents the interest expense for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$1,067	$1,928	(45)%	$1,674	$4,760	(65)%

The interest expense for both periods was mostly incurred due to our capital lease obligations.

For the three months ended June 30, 2010, interest expense decreased $861, or 45%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, interest expense decreased $3,086, or 65%, as compared to the six months ended June 30, 2009. The decrease in both periods was mostly due to a reduction in the balances outstanding on our capital leases.

Unrealized Gain on Fair Value of Warrants, Net

The following table represents our unrealized gain on fair value of warrants, net for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$3,567,168	$34,325	10,292%	$1,680,476	$48,068	3,396%

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009, and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Net gains from warrant derivative revaluations for the three months ended June 30, 2010, were $3,567,168, compared to $34,325 for the three months ended June 30, 2009. Net gains from warrant derivative revaluations for the six months ended June 30, 2010, were $1,680,476, compared to $48,068 for the six months ended June 30, 2009. These gains are attributed to revaluations of warrants and result primarily from a decrease in the Company’s stock price in the period. There were only 634,220 warrants accounted for as derivative instruments as at June 30, 2009. By June 30, 2010, the number had risen to 3,513,349. With this number of warrants, at our June 30, 2010, closing share price of $1.37, an increase in our share price of $0.10 would generate an unrealized loss in excess of $100,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain in excess of $100,000. Should our share price increase by $1.00, the sensitivity to changes in share price would also increase, and a change in our share price of $0.10 would generate a change in unrealized gain or loss in excess of $250,000.

Miscellaneous Expense

The following table presents the miscellaneous expense for the three months and six months ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2010	2009	% Change	2010	2009	% Change

$7,919	$46,171	(83)%	$72,994	$22,315	227%

For the three months ended June 30, 2010, miscellaneous expense decreased $38,252, or 83%, as compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, miscellaneous expense increased $50,679, or 227%, as compared to the six months ended June 30, 2009. Miscellaneous expense is the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, mainly due to revaluation of the inter-company account at the balance sheet date.

Headcount

Our consolidated headcount as of August 12, 2010, comprised 51 regular employees, 49 of whom were employed full-time, compared to 35 regular employees as of December 31, 2009, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through June 30, 2010, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $24,384,373, net of offering costs, from the sale of common stock and warrants, and $3,789,953, net of offering costs, from the sale of redeemable convertible preferred stock in its Malaysian subsidiary. As of June 30, 2010, the Company had $1,516,528 in cash and cash equivalents, and working capital of $474,838. The Company subsequently raised approximately $6.8 million, net of offering costs, from the sale of common stock and warrants in July 2010.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the six months ended June 30, 2010 and 2009, in the amounts of $5,372,001 and $3,267,513, respectively. The cash used in operating activities in the six months ended June 30, 2010, was due to cash used to fund a net operating loss of $3,804,769, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized gain on fair value of warrants and exchange loss of $900,926, and cash used by a change in working capital of $666,306. The cash used in operating activities in the six months ended June 30, 2009, was due to cash used to fund a net operating loss of $4,600,716, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized gain on fair value of warrants, exchange loss, inventory provision and capital equipment expensed of $751,457, and cash provided from a change in working capital of $581,746. The increase in cash used in the six months ended June 30, 2010, compared to 2009 was driven primarily by the increase in the net operating loss from $4,626,165 to $5,417,684 and an increase in current assets (excluding cash) from $437,537 to $1,197,235.

Net Cash Used in Investing Activities

The Company used $524,158 in the six months ended June 30, 2010, and $139,434 in the six months ended June 30, 2009, to acquire property and equipment. Equipment which cost $123,998, that was capitalized, but not depreciated, at March 31, 2009, was re-assessed and expensed as research and development in the three months ended June 30, 2009.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2010, was $1,363,153. In January 2010, the Company received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. In March 2010, the Company’s Malaysian subsidiary received $238,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and in May 2010, the Company’s Malaysian subsidiary received $495,000, net of issuance costs, in exchange for the issuance of 222,222 Series B RCPS. The Company also received $33,976 from the exercise of stock options in March and May 2010 and $562,500 from the exercise of warrants in April 2010. This was offset by repayments of $14,290 on capital lease obligations.

Cash provided by financing activities in the six months ended June 30, 2009, was $4,053,323. In June 2009, the Company received net cash of $3,764,169 (after offering expenses of $206,825 and a selling agent commission of $160,256) from the sale in a private placement offering of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock with an exercise price of $2.00 per share. In June 2009, the Company also received $100,168 when 71,041 warrants were exercised at a price of $1.41. In addition, in June 2009, the Company’s Malaysian subsidiary received $212,578, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, for combined net cash proceeds of $4,076,915. This was offset by repayments on capital leases for equipment of $23,592.

Availability of Additional Funds

We believe funds available at June 30, 2010, along with our revenue and cash received from the sale of our common stock in July 2010 will fund our operations through February 2011. We expect we will need to raise further capital, through the sale of additional securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditures totaling approximately $500,000, all for equipment to be used for manufacturing SmartChip products. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc. and WaferGen Biosystems (M) Sdn Bhd., a Malaysian subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $11,769,000 at December 31, 2009. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

Inventory Valuation

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

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers and nano-dispensers. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed were $597,823 and $247,050, net of estimated annual forfeitures of 6% and 5%, respectively, for the six months ended June 30, 2010 and 2009, respectively. The sum expensed in the six months ended June 30, 2010, includes $350,690 for restricted stock awards to consultants, for which the fair value is measured on the dates on which performance of services is completed.

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2010 and 2009, was $0.72 and $0.52, respectively. These fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2010	2009

Risk-free interest rate	2.01% - 2.40%	1.31% - 2.72%
Expected term	4.75 Years	4.75Years
Expected volatility	42.40% - 42.70%	40.04% - 41.49%
Dividend yield	0%	0%

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

Warrant Derivative Liabilities

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $0.24 to $0.36 at June 30, 2010, and from $0.52 to $0.97 at December 31, 2009.

Fair values at measurement dates during the six months ended June 30, 2010 and 2009, were estimated using the following assumptions:

	Six Months Ended June 30,
	2010	2009

Risk-free interest rate	0.75% - 2.16%	1.16% - 2.20%
Expected remaining term	2.31 - 4.00 Years	3.11 - 4.00 Years
Expected volatility	43.83% - 50.79%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Item 4.                 Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in Item 9A(T) in our Amended Report on Form 10K/A for the year ended December 31, 2009, which continued to exist at June 30, 2010, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for designing and implementing new controls to help ensure that we adopt new accounting policies with respect to non-routine matters on a timely manner. We have provided further technical training to our accounting personnel relating to the timely adoption of new accounting pronouncements in the future and intend to provide additional such training in the future. With respect to the adoption of ASC 815-40 in particular, we have provided additional technical training to our accounting personnel on the appropriate accounting requirements for convertible securities and the valuation models and processes required with respect to the accounting of convertible securities, and we have engaged outside experts to assist the Company with the periodic valuations of any such convertible securities. This was done to address a material weakness identified by management in the second quarter of 2010 that led us to restate our 2009 results, and file a Form 10-K/A with the Securities and Exchange Commission on May 12, 2010, to amend our Form 10-K for the year ended December 31, 2009.

Other than this change, no other material changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010.

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

Item 1A.                 Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2009, except that we reported that we had not completed the development of a SmartChip product that could be commercially sold, and that SmartSlide™ was the only commercialized line of products we had developed. On August 5, 2010, we announced the commercial launch of our SmartChip products.

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

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the December 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for gross proceeds of $123,000 in the six months ended June 30, 2010.

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

Item 6.                 Exhibits

Exhibit
No.	Description

10.1(1)	Securities Purchase Agreement, dated July 1, 2010, between WaferGen Bio-systems, Inc. and each investor party thereto in connection with the Company’s July 2010 offering of units of securities

10.2(2)	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities

10.3*
Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

__________

*   Filed/furnished herewith

(1)	Incorporated by reference Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 8, 2010
(2)	Incorporated by reference Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on July 8, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 16, 2010

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.3
Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer