Form 10-Q
period 2010-09-30
WaferGen Bio-systems, Inc.
filed 2010-11-15
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant had 40,996,303 shares of common stock outstanding as of November 10, 2010.

PART I FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$4,429,455	$5,953,639
Accounts receivable	666,561	258,855
Inventories, net	361,891	39,970
Prepaid expenses and other current assets	417,369	138,712

Total current assets	5,875,276	6,391,176

Property and equipment, net	973,362	441,996
Other assets	47,913	57,982

Total assets	$6,896,551	$6,891,154

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$970,153	$1,240,397
Accrued rent	88,542	10,493
Accrued payroll	329,839	241,586
Accrued severance pay	44,096	371,596
Accrued vacation	147,780	117,619
Warranty reserve	24,800	—
Accrued other expenses	363,719	157,699
Current portion of capital lease obligations	12,054	21,663

Total current liabilities	1,980,983	2,161,053

Capital lease obligations, net of current portion	—	8,852

Put option derivative liability	131,971	––

Warrant derivative liability	2,781,580	2,778,191

Redeemable Convertible Preference Shares in subsidiary	3,273,992	3,290,994

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 40,926,303 and 33,387,857 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	40,926	33,388
Additional paid-in capital	38,544,765	29,017,578
Accumulated deficit	(40,144,066)	(30,462,283)
Accumulated other comprehensive income	286,400	63,381

Total stockholders’ equity (deficit)	(1,271,975)	(1,347,936)

Total liabilities and stockholders’ equity (deficit)	$6,896,551	$6,891,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

					Period From
	Three Months Ended		Nine Months Ended		October 22, 2002 (Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
		(As restated, See Note 12)		(As restated, See Note 12)
Revenue	$633,241	$78,860	$1,454,920	$189,616	$2,750,427

Cost of revenue	312,047	66,897	583,796	206,661	1,188,736

Gross margin	321,194	11,963	871,124	(17,045)	1,561,691

Operating expenses:
Sales and marketing	653,322	136,055	1,378,271	452,241	4,160,530
Research and development	2,047,367	1,267,036	5,086,078	3,441,625	20,924,551
General and administrative	1,248,773	1,063,635	3,452,727	3,170,017	15,225,963

Total operating expenses	3,949,462	2,466,726	9,917,076	7,063,883	40,311,044

Operating loss	(3,628,268)	(2,454,763)	(9,045,952)	(7,080,928)	(38,749,353)

Other income and (expenses):
Interest income	7,965	5,336	15,072	9,792	274,930
Interest expense	(280)	(2,435)	(1,954)	(7,195)	(323,408)
Unrealized gain on fair value of put option, net	124,473	––	124,473	––	124,473
Unrealized (loss) gain on fair value of warrants, net	(1,665,950)	(548,451)	14,526	(500,383)	(549,596)
Miscellaneous expense	(62,703)	(12,169)	(135,697)	(34,484)	(265,412)

Total other income and (expenses)	(1,596,495)	(557,719)	16,420	(532,270)	(739,013)

Net loss before provision for income taxes	(5,224,763)	(3,012,482)	(9,029,532)	(7,613,198)	(39,488,366)

Provision for income taxes	—	—	—	—	—

Net loss	(5,224,763)	(3,012,482)	(9,029,532)	(7,613,198)	(39,488,366)

Cumulative effect of reclassification of warrants	—	—	—	—	368,627
Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	(79,151)	(43,676)	(223,464)	(115,092)	(439,542)
Accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	(428,787)	––	(428,787)	––	(428,787)
Accretion on Series B Preferred Stock	—	—	—	—	(155,998)

Net loss attributable to common stockholders	$(5,732,701)	$(3,056,158)	$(9,681,783)	$(7,728,290)	$(40,144,066)

Net loss per share – basic and diluted	$(0.14)	$(0.11)	$(0.27)	$(0.29)

Shares used to compute net loss per share - basic and diluted	39,851,627	28,912,388	35,756,913	26,394,975

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Issuance of Common Stock in May for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	—	—	—	—	—	(37,916)	—	(37,916)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Balances as of December 31, 2008	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Total comprehensive income (loss)						$(8,041,437)	$13,566	$(8,027,871)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Cumulative effect of reclassification of warrants	—	—	—	—	(468,071)	368,627	—	(99,444)

Balances as of January 1, 2009, as adjusted	—	—	24,830,932	24,831	19,929,718	(19,663,633)	13,566	304,482

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $781,122	—	—	5,009,000	5,009	4,489,117	—	—	4,494,126

Common Stock cancelled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $534,028	—	—	3,308,335	3,308	3,582,802	—	—	3,586,110

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,620,488)	—	(10,620,488)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Total comprehensive income (loss)						$(10,620,488)	$49,815	$(10,570,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2010	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Issuance of Units for cash in January, net of offering costs of $77,299	—	—	82,000	82	29,904	—	—	29,986

Restricted Stock issued for services in January, February and March	—	—	85,000	85	(85)	—	—	––

Issuance of Common Stock in March for cash upon exercise of options	—	—	14,542	15	15,768	—	—	15,783

Issuance of Common Stock in April for cash upon exercise of warrants	—	—	250,000	250	562,250	—	—	562,500

Restricted Stock issued to employees in April	—	—	6,250	6	(6)	—	—	—

Issuance of Common Stock in April for cash upon exercise of options, net of 12 shares forfeited in cashless exercise	—	—	13,486	13	(11)	—	—	2

Restricted Stock issued for services in April, May and June	—	—	85,000	85	(85)	—	—	—

Issuance of Common Stock in June for cash upon exercise of options, net of 2,803 shares forfeited in cashless exercise	—	—	44,711	45	18,146	—	—	18,191

Issuance of Units for cash in July, net of offering costs of $429,668	—	—	6,001,667	6,002	6,766,330	—	—	6,772,332

Issuance of warrants in July to a placement agent	—	—	—	—	51,140	—	—	51,140

Restricted Stock issued for services in July, August and September	—	—	62,000	62	(62)	—	—	—

Restricted Stock issued to employee in August for services provided as a contractor, net of 34,456 shares forfeited to cover income tax liability	—	—	40,544	40	(44,833)	—	—	(44,793)

Issuance of Common Stock in August and September on conversion of Redeemable Convertible Preference Shares in subsidiary, net of issuance costs of $3,200	—	—	787,062	787	1,144,893	—	—	1,145,680

(table continues)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) (Unaudited) (table continued)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Restricted Stock issued to directors in September	—	—	60,000	60	(60)	—	—	—

Issuance of Common Stock in September for cash upon exercise of options, net of 2,816 shares forfeited in cashless exercise	—	—	6,184	6	(6)	—	—	—

Stock-based compensation	—	—	—	—	983,904	—	—	983,904

Net loss	—	—	—	—	—	(9,029,532)	—	(9,029,532)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	—	—	—	—	—	(223,464)	—	(223,464)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	—	—	—	—	—	(428,787)	—	(428,787)

Translation adjustment	—	—	—	—	—	—	223,019	223,019

Balances as of September 30, 2010	—	$—	40,926,303	$40,926	$38,544,765	$(40,144,066)	$286,400	$(1,271,975)

Total comprehensive income (loss)						$(9,029,532)	$223,019	$(8,806,513)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
			October 22, 2002
			(Inception) to
	Nine Months Ended September 30,		September 30,
	2010	2009	2010
		(As restated, See Note 12)
Cash flows from operating activities:
Net loss	$(9,029,532)	$(7,613,198)	$(39,488,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,210	422,368	1,198,870
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	983,904	479,069	3,512,387
Issuance of warrants for services	—	—	37,085
Unrealized (gain) loss on fair value of warrants, net	(14,526)	500,383	549,596
Exchange loss on issuance of Redeemable Convertible Preference Shares in subsidiary	3,005	18,029	21,034
Unrealized gain on fair value of put option, net	(124,473)	––	(124,473)
Provision for excess and obsolete inventory	(2,040)	149,901	128,438
Equipment expensed as research and development costs	—	123,998	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Accounts receivable	(407,706)	(38,598)	(666,561)
Inventories	(362,381)	24,508	(532,829)
Prepaid expenses and other current assets	(278,030)	(31,636)	(416,735)
Other assets	10,603	—	(47,401)
Accounts payable	(271,857)	58,235	970,951
Accrued rent	77,545	(16,086)	88,479
Accrued payroll	43,460	(27,941)	285,046
Accrued severance pay	(327,500)	504,732	44,096
Accrued vacation	28,758	(68,466)	146,336
Warranty reserve	24,800	—	24,800
Accrued other expenses	205,250	245,092	361,827

Net cash used in operating activities	(9,155,510)	(5,269,610)	(33,454,880)

Cash flows from investing activities:
Purchase of property and equipment	(755,434)	(180,242)	(1,994,750)

Net cash used in investing activities	(755,434)	(180,242)	(1,994,750)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(18,461)	(37,766)	(233,372)
Proceeds from issuance of notes payable	—	—	3,665,991
Net proceeds from issuance of Redeemable Convertible Preference Shares in subsidiary	733,066	1,116,887	3,789,953
Cost of converting Redeemable Convertible Preference Shares in subsidiary	(3,200)	—	(3,200)
Repayments on notes payable	—	—	(510,000)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock and warrants, net of offering costs	7,467,849	5,821,034	31,207,845

Net cash provided by financing activities	8,179,254	6,900,155	39,604,784

Effect of exchange rates on cash	207,506	13,345	274,301

Net increase (decrease) in cash and cash equivalents	(1,524,184)	1,463,648	4,429,455

Cash and cash equivalents at beginning of the period	5,953,639	2,597,413	—

Cash and cash equivalents at end of the period	$4,429,455	$4,061,061	$4,429,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.          The Company

General – WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

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

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and 23.5% (which includes all shares that have been assumed by the Company pursuant to exercises of exchange rights for which the Company has received notice from investors) of the preferred stock of this entity. See Note 6 below.

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

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the December 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for gross proceeds of $123,000 in the nine months ended September 30, 2010.

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

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. At initial issuance, the Company determined the total allocated fair value of the warrants to be $120,123 (of which $2,200 relates to warrants issued in the nine months ended September 30, 2010). The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the December 2009 Offering.

On July 7, 2010, the Company completed a registered direct public offering (the “July 2010 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of 6,001,667 units at a price of $1.20 per unit, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 50% of one share of the Company’s common stock at an exercise price of $1.55 per whole share. The shares of common stock, warrants to purchase common stock (excluding warrants issued to the selling agents or their designees) and shares of common stock issuable upon exercise of the investor warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3, which became effective on June 8, 2010.

Subject to certain ownership limitations, the warrants issued in the July 2010 Offering were exercisable immediately and will expire five years from the date the warrants of issuance. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities.

The Company retained a selling agent in connection with this registered direct offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agents an aggregate fee equal to 6.0% of the gross proceeds received in the offering, subject to certain exceptions. In addition, the Company granted to the selling agents or their designees warrants to purchase an aggregate of 203,500 shares of the Company’s common stock at an exercise price of $1.50 per whole share. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.03, estimated volatility of 44.46%, a risk free interest rate of 1.40%, a zero dividend rate and an expected term of four years, the Company determined the total allocated fair value of the warrants to be $51,140. Other than the exercise price, the warrants issued to the selling agents have substantially the same terms as the warrants issued to the investors in the July 2010 Offering. See the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010, for additional information on the registered direct offering.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Management’s Plan – The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2010, three customers accounted for 38%, 29% and 21%, respectively, of accounts receivable. At December 31, 2009, four different customers accounted for 30%, 29%, 28% and 12% of accounts receivable.

During the three months ended September 30, 2010, three customers accounted for 40%, 28% and 22%, respectively, of total revenues. During the three months ended September 30, 2009, one different customer accounted for 96% of total revenues.

During the nine months ended September 30, 2010, four customers accounted for 42%, 17%, 16% and 12%, respectively, of total revenues. During the nine months ended September 30, 2009, one of these customers accounted for 36% of total revenues, and two other customers accounted for 40% and 15%, respectively, of total revenues.

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

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2010 and 2009, was $0.69 and $0.57, respectively. These fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2010	2009

Risk-free interest rate	1.40% - 2.40%	1.31% - 2.72%
Expected term	4.75 Years	4.75Years
Expected volatility	42.40% - 43.01%	40.04% - 41.99%
Dividend yield	0%	0%

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

Fair values at measurement dates during the nine months ended September 30, 2010 and 2009, were estimated using the following assumptions:

	Nine Months Ended September 30,
	2010	2009

Risk-free interest rate	0.47% - 2.16%	1.16% - 2.20%
Expected remaining term	2.11 - 4.00 Years	2.91 - 4.00 Years
Expected volatility	43.83% - 92.67%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. To the extent that Company’s stock has been traded for longer expected remaining term of the warrants, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus common share equivalents from conversion of dilutive stock options, warrants, and restricted stock using the treasury method, and convertible securities using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

No adjustment has been made to the net loss for charges, gains, losses and accretion related to RCPS, as the effect would be anti-dilutive due to the net loss. The following outstanding stock options, warrants, restricted stock (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of RCPS were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Shares issuable upon exercise of common stock options	565,271	1,258,208	1,130,307	1,237,498

Shares issuable upon exercise of common stock warrants	—	13,098	213,487	24,920

Shares issuable upon vesting of restricted stock	11,141	—	5,380	—

Shares issuable upon conversion of RCPS	2,795,606	1,070,892	2,706,868	960,449

Total common share equivalents excluded from denominator for diluted earnings per share computation	3,372,018	2,342,198	4,056,042	2,222,867

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

NOTE 3.          Inventories

Inventories consisted of the following at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009

Raw materials	$8,497	$––

Work in process	944	––

Finished goods	480,888	170,448

Total inventories	490,329	170,448

Less allowance for excess and obsolete inventory	(128,438)	(130,478)

Inventories, net	$361,891	$39,970

NOTE 4.          Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009

Equipment	$1,827,012	$1,154,406
Tools and molds	73,067	72,437
Leasehold improvements	64,997	63,470
Furniture and fixtures	150,719	42,570

Total property and equipment	2,115,795	1,332,883

Less accumulated depreciation and amortization	(1,142,433)	(890,887)

Property and equipment, net	$973,362	$441,996

Depreciation and amortization expense totaled $106,488 and $115,204 for the three months ended September 30, 2010 and 2009, respectively, $285,210 and $422,368 for the nine months ended September 30, 2010 and 2009, respectively, and $1,198,870 for the period from inception to September 30, 2010.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Equipment includes the following amounts under capital leases:

	September 30, 2010	December 31, 2009

Cost	$47,162	$178,712
Accumulated depreciation	(47,162)	(168,886)

Total	$—	$9,826

NOTE 5.          Capital Lease Obligation

The Company leases equipment under a capital lease that expires in August 2011. Aggregate future obligations under the capital lease in effect as of September 30, 2010, are as follows:

Capital Lease

Year ending September 30, 2011	$12,536

Total minimum lease obligations	12,536

Less amounts representing interest	(482)

Present value of future minimum lease payments	12,054

Less current portion of capital lease obligation	(12,054)

Capital lease obligation, less current portion	$––

Interest expense related to capital leases totaled $280 and $1,311 for the three months ended September 30, 2010 and 2009, respectively, $1,055 and $4,574 for the nine months ended September 30, 2010 and 2009, respectively, and $24,414 for the period from inception to September, 2010.

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

(b)
to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B RCPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock is less than US$2.647, then the holder shall exchange RCPS at an exchange rate equal to 85% of such 10-day average closing price. This option expires on May 8, 2013, for MTDC’s Series A RCPS, on April 3, 2014, for EEV’s and PMSB’s Series B RCPS and on July 1, 2014, for KMP’s Series B RCPS;

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

On August 1, 2010, an event occurred affording the investors in Series B RCPS the option to convert their holdings into a number of shares in the Company at an exchange rate equal to 85% of the previous 10-days' average closing price. This beneficial conversion feature was recorded as a put option derivative liability and a reduction in RCPS, which was immediately amortized as accretion expense. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.21, an exercise price of $0.9894, estimated volatility of 69.36%, a risk free interest rate of 0.15%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the put option derivative liability to be $428,787.

On August 17, 2010, EEV provided notice of exercise of its option to exchange its holding of 222,222 Series B RCPS for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.30, an exercise price of $1.0906, estimated volatility of 62.55%, a risk free interest rate of 0.15%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to EEV’s shares to be $96,030, and for the remaining RCPS to be $273,325.

On September 29, 2010, KMP provided notice of exercise of its option to exchange its holding of 188,057 Series B RCPS for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.52, an exercise price of $1.2878, estimated volatility of 50.55%, a risk free interest rate of 0.15%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to KMP’s shares to be $76,313, and for the remaining RCPS to be $180,353.

On September 30, 2010, the Company revalued the put option liability utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.45, an exercise price of $1.2810, estimated volatility of 50.34%, a risk free interest rate of 0.15%, a zero dividend rate and an expected term of one day, and determined the fair value of the remaining put option derivative liability to be $131,972.

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 1,743,611 RCPS (including 222,222 held by the Company upon exercise by EEV of its option) issued and outstanding at September 30, 2010, and 1,410,278 RCPS (none of which was held by the Company) issued and outstanding at December 31, 2009. The 188,057 Series B RCPS for which KMP provided notice of its intent to exercise on September 29, 2010, were accounted for as if converted as there were no contingencies existing as at September 30, 2010, that would prevent the conversion from occurring.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance remaining in RCPS comprises the following at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	40,416	25,416
Accretion of redemption premium	250,645	154,450

Total Series A RCPS	2,231,061	2,119,866

SERIES B
Proceeds from issuance of RCPS	1,000,000	1,155,099
Issuance costs	(23,763)	(38,212)
Exchange loss on issuance	—	18,029
Accretion of issuance costs	10,461	4,538
Accretion of redemption premium	56,233	31,674

Total Series B RCPS	1,042,931	1,171,128

Total RCPS	$3,273,992	$3,290,994

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

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan initially authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. On December 4, 2009, the Company’s stockholders approved an amendment to the 2008 Plan, adding an additional 1,500,000 shares, bringing the total to 3,500,000 shares of our common stock available for issuance under the 2008 Plan. On September 16, 2010, the Company’s stockholders approved a further amendment to the 2008 Plan, adding an additional 3,000,000 shares, bringing the total to 6,500,000 shares of our common stock available for issuance under the 2008 Plan. Notwithstanding the foregoing, no more than 3,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

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

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2010, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2010	1,437,979	4,149,402	$1.4246	8,208	$1.1055
2008 Plan Amendment	3,000,000	––	$––	––	$––
Granted	(1,504,250)	1,131,000	$1.7439	373,250	$1.7573
Exercised	––	(84,554)	$0.5049	––	$––
Vested	––	––	$––	(310,415)	$1.7678
Forfeited	30,021	(41,539)	$1.4764	––	$––
Cancelled	24,000	(79,000)	$2.0858	(34,456)	$1.5927

Balance at September 30, 2010	2,987,750	5,075,309	$1.5004	36,587	$1.6766

The weighted average fair value of options granted in the nine months ended September 30, 2010 and 2009, was $0.69 and $0.57, respectively. The fair value of shares vested in the nine months ended September 30, 2010 and 2009, was $533,479 and $408,654, respectively.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2010, was $1,141,687 and $942,411, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The Company received $42,695 for the 84,554 options exercised during the nine months ended September 30, 2010, which had an intrinsic value of $107,494. The Company received $2 for the 10,798 options exercised during the nine months ended September 30, 2009, which had an intrinsic value of $22,134.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of September 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of	as of	Remaining	Average	as of	Remaining	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Contractual	Exercise
Prices	2010	Life (in Years)	Price	2010	Life (in Years)	Price

$0.0002 - $0.0185	161,973	3.72	$0.0075	161,973	3.72	$0.0075
$0.1482 - $0.4630	401,336	2.50	$0.3571	400,325	2.50	$0.3572
$0.6000 - $1.0000	254,500	4.44	$0.9371	179,762	4.18	$0.9110
$1.1000 - $1.6500	2,663,000	5.40	$1.4321	1,210,975	4.28	$1.4396
$1.7800 - $2.3900	1,594,500	5.46	$2.1437	973,264	5.55	$2.1185

	5,075,309	5.09	$1.5004	2,926,299	4.42	$1.4056

The amounts expensed for stock-based compensation totaled $386,081 and $232,019 for the three months ended September 30, 2010 and 2009, respectively, $983,904 and $479,069 for the nine months ended September 30, 2010 and 2009, respectively, and $3,512,387 for the period from inception to September 30, 2010. These sums include $198,470 and $119,000 in the three months ended September 30, 2010 and 2009, respectively, and $549,160 and $119,000 in the nine months ended September 30, 2010 and 2009, respectively, for restricted stock awards to consultants.

At September 30, 2010, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,117,113. This cost is expected to be recognized over an estimated weighted average amortization period of 2.73 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the nine months ended September 30, 2010, a $14,526 decrease in the fair value of the warrant derivative liability was recorded as an unrealized gain on the fair value of warrants, net.

The fair value of warrants ranged from $0.43 to $0.91 at September 30, 2010, and from $0.52 to $0.97 at December 31, 2009. A summary of activity in warrant derivative liabilities is included in Note 10.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding common stock warrants as of September 30, 2010, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common Stock	44,401		$1.41	March 2012
Common Stock	203,500		$1.50	July 2015
Common Stock	3,000,830		$1.55	July 2015
Common Stock	1,944,651	1,944,651	$1.80	June and August 2014
Common Stock	1,078,401	1,078,401	$2.24	December 2014 and January 2015
Common Stock	2,666,459		$2.25	May and June 2012
Common Stock	841,885	841,885	$2.26	May 2013
Common Stock	200,000	—	$3.00	December 2014 and November 2015

Total	9,980,127	3,864,937

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2010, had an exercise price of $2.24 and entitled the holders thereof to purchase an aggregate of 1,078,401 shares.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2010, had an exercise price of $1.80 and entitled the holders thereof to purchase an aggregate of 1,944,651 shares.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2010, had an exercise price of $2.26 and entitled the holders thereof to purchase an aggregate of 841,885 shares.

The exercise price of 50,000 warrants expiring in December 2014 was amended from $3.25 to $3.00 in the second quarter of 2010. The change in their fair value was not significant, and no expense was recorded.

NOTE 9.          Cash Flow Information

Cash paid during the nine months ended September 30, 2010 and 2009, and the period from inception to September 30, 2010, is as follows:

			Period From
			October 22, 2002
	Nine Months Ended September 30,		(Inception) to
	2010	2009	September 30, 2010

Interest	$2,320	$7,032	$44,861

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009, and the period from inception to September 30, 2010, is as follows:

			Period From
			October 22, 2002
	Nine Months Ended September 30,		(Inception) to
	2010	2009	September 30, 2010

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	$223,464	$115,092	$439,542

Recording of put option derivative liability and accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	$428,787	$––	$428,787

Exchange of Common Stock for Redeemable Convertible Preference Shares in subsidiary	$1,148,880	$—	$1,148,880

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit on equipment in 2007 lapsed in 2008	$—	$—	$51,446

Property and equipment acquired with capital leases	$—	$—	$256,326

Inventory transferred to property and equipment	$42,500	$—	$42,500

Issuance to placement agents of warrants classified as derivative liabilities	$2,200	$168,392	$288,515

Restricted Stock forfeited to cover income tax liability	$44,793	$––	$44,793

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$4,429,455	$—	$—	$4,429,455

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$2,781,580	$2,781,580

Put option derivative liability	$—	$—	$131,971	$131,971

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2010, in the fair value of warrant derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$2,778,191
Additions - fair value of warrants issued in January 2010	17,915
Change in unrealized (gains) losses, net (1)	(14,526)
Transfers	—
Balance at September 30, 2010	$2,781,580
__________

(1)	Reported in other income and expenses in the Condensed Consolidated Statements of Operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2010, in the fair value of put option derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$––
Additions - fair value of put option on August 1, 2010	428,787
Change in unrealized (gains) losses, net (2)	(124,473)
Settlements	(172,343)
Balance at September 30, 2010	$131,971
__________

(2)	Reported in other income and expenses in the Condensed Consolidated Statements of Operations.

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

Vida Communication v. WaferGen.  In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, sued the Company for a total of $165,000. The plaintiff and Company have agreed to an out-of-court settlement, for a sum that was accrued in full at September 30, 2010.

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

NOTE 12.          Restatement of Consolidated Financial Statements

Correction of an Error in Accounting for Warrant Derivative Liabilities

Subsequent to the filing on March 22, 2010, of the Company’s original Form 10-K for the year ended December 31, 2009, the Company concluded that warrants containing anti-dilution provisions to purchase 3,489,979 shares of the Company’s common stock should be reclassified as liabilities in accordance with ASC 815-40. As a result, the Company subsequently filed an amendment to its Form 10-K on May 12, 2010, in order to restate its financial statements for the year ended December 31, 2009, and the interim periods within year ended December 31, 2009. Accordingly, unrealized gain or loss on fair value of warrants, net, warrant derivative liabilities, additional paid in capital and accumulated deficit for the three and nine months ended September 30, 2009, have been restated in this Form 10-Q.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The impact of the restatement on the consolidated statements of operations for the three months ended September 30, 2009, and comparison to the amounts originally reported, are detailed in the tables below.

	Three Months Ended September 30, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$78,860	$—		$78,860
Gross margin	11,963	—		11,963
Operating loss	(2,454,763)	—		(2,454,763)
Unrealized loss on fair value of warrants, net	—	(548,451	)(1)	(548,451)
Total other income and (expenses)	(9,268)	(548,451)		(557,719)
Net loss	(2,464,031)	(548,451)		(3,012,482)
Net loss applicable to common stockholders	(2,507,707)	(548,451)		(3,056,158)
Net loss per share - basic and diluted	(0.09)	(0.02)		(0.11)
__________

(1)	Represents the net unrealized loss arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the three months ended September 30, 2009.

The impact of the restatement on the consolidated statements of operations and cash flows for the nine months ended September 30, 2009, and comparison to the amounts originally reported, are detailed in the tables below.

	Nine Months Ended September 30, 2009
	As Previously
	Reported	Adjustment		As Restated
Consolidated Statements of Operations Data:
Revenue	$189,616	$—		$189,616
Gross margin	(17,045)	—		(17,045)
Operating loss	(7,080,928)	—		(7,080,928)
Unrealized loss on fair value of warrants, net	—	(500,383	)(2)	(500,383)
Total other income and (expenses)	(31,887)	(500,383)		(532,270)
Net loss	(7,112,815)	(500,383)		(7,613,198)
Net loss applicable to common stockholders	(7,227,907)	(500,383)		(7,728,290)
Net loss per share - basic and diluted	(0.27)	(0.02)		(0.29)

Consolidated Statements of Cash Flows Data:
Net loss	(7,112,815)	(500,383)		(7,613,198)
Unrealized loss on fair value of warrants, net	—	500,383		500,383
Net cash used in operating activities	(5,269,610)	—		(5,269,610)
__________

(2)	Represents the net unrealized loss arising from the revaluation of outstanding warrants with anti-dilution provisions that arose in the nine months ended September 30, 2009.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2009, as amended, (the “Form 10-K”) and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2010 (the “First and Second Quarter Forms 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002. WaferGen Bio-systems, Inc. and subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology and clinical research.

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

Since inception, the Company has incurred substantial operating losses. As of September 30, 2010, the Company’s accumulated deficit was $40,144,066 and the total stockholders’ deficit was $1,271,975. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize the Company’s initial products and services. The Company expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities for at least the next year. The Company will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$633,241	$78,860	$1,454,920	$189,616

Cost of revenue	312,047	66,897	583,796	206,661

Gross margin	321,194	11,963	871,124	(17,045)

Operating expenses:
Sales and marketing	653,322	136,055	1,378,271	452,241
Research and development	2,047,367	1,267,036	5,086,078	3,441,625
General and administrative	1,248,773	1,063,635	3,452,727	3,170,017

Total operating expenses	3,949,462	2,466,726	9,917,076	7,063,883

Operating loss	(3,628,268)	(2,454,763)	(9,045,952)	(7,080,928)

Other income and (expenses):
Interest income	7,965	5,336	15,072	9,792
Interest expense	(280)	(2,435)	(1,954)	(7,195)
Unrealized gain on fair value of put option, net	124,473	––	124,473	––
Unrealized gain (loss) on fair value of warrants, net	(1,665,950)	(548,451)	14,526	(500,383)
Miscellaneous income (expense)	(62,703)	(12,169)	(135,697)	(34,484)

Total other income (expense)	(1,596,495)	(557,719)	16,420	(532,270)

Net loss before provision for income taxes	(5,224,763)	(3,012,482)	(9,029,532)	(7,613,198)

Provision for income taxes	—	—	—	—

Net loss	$(5,224,763)	$(3,012,482)	$(9,029,532)	$(7,613,198)

Revenue

The following table presents our revenue for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$633,241	$78,860	703%	$1,454,920	$189,616	667%

For the three months ended September 30, 2010, revenue increased by $554,381, or 703%, as compared to the three months ended September 30, 2009. The increase is primarily due to our first sales of an externally manufactured system used with our SmartChip products, accounting for 56% of revenue, along with further sales of our SmartChip Real-Time PCR Systems, accounting for 36% of the total, offset by a reduction in revenue from SmartSlide™ products.

For the nine months ended September 30, 2010, revenue increased by $1,265,304, or 667%, as compared to the nine months ended September 30, 2009. The increase is primarily due to the first sales of our SmartChip Real-Time PCR Systems, including sample dispensers, Real-Time PCR Chip panels and Fee for Service, accounting for 76%, 8% and 7% of total revenue, respectively. There was also a decrease in revenue of approximately $58,000 from SmartSlide™ products, which accounted for 9% of revenue in the nine months ended September 30, 2010, compared to 100% in the nine months ended September 30, 2009. This 2010 revenue was mostly billed in the first quarter, and the Company no longer markets SmartSlide™ products, so significant sales are not expected in the future.

Cost of Revenue

The following table presents the cost of revenue for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$312,047	$66,897	366%	$583,796	$206,661	182%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2010, cost of revenue increased by $245,150, or 366%, as compared to the three months ended September 30, 2009. The increase related primarily to the increase in revenues from sales of SmartChip products and services, which generated no revenue in 2009, offset by the absence of a provision for obsolete SmartSlide™ products inventory, which represented 70% of cost of revenue in the three months ended September 30, 2009. Gross margin for the three months ended September 30, 2010, was 52%, as compared to 74%, after reversing the impact of the provision for obsolete inventory, for the three months ended September 30, 2009. The margin in the three months ended September 30, 2010, declined as 56% of our third quarter revenue came from our first sales of an externally manufactured system used with our SmartChip products that afforded a lower margin. The margin on the remainder of our revenue was 65%, compared to 69% for the three months ended June 30, 2010, as margins remained broadly consistent for our internally produced SmartChip products and services.

For the nine months ended September 30, 2010, cost of revenue increased by $377,135, or 182%, as compared to the nine months ended September 30, 2009. The increase related primarily to the increase in revenues from sales of SmartChip products and services, which generated no revenue in 2009, offset by the absence of a provision for obsolete SmartSlide™ products inventory, which represented 73% of cost of revenue in the nine months ended September 30, 2009. Gross margin for the nine months ended September 30, 2010, was 60%, as compared to 70%, after reversing the impact of the provision for obsolete inventory, for the nine months ended September 30, 2009. The margin in the nine months ended September 30, 2010, declined as 25% of our revenue came from sales of an externally manufactured system used with our SmartChip products that afforded a lower margin. The margin on the remainder of our revenue was 66%, as margins remained broadly consistent for our internally produced SmartChip products and services.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$653,322	$136,055	380%	$1,378,271	$452,241	205%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2010, sales and marketing expenses increased by $517,267, or 380%, as compared to the three months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages, including commissions, consulting fees and travel and subsistence costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities in conjunction with the commercialization of our SmartChip products and services.

For the nine months ended September 30, 2010, sales and marketing expenses increased by $926,030, or 205%, as compared to the nine months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages, including commissions, non-cash stock compensation expense, consulting fees, trade shows, travel and subsistence costs and facilities costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities in conjunction with the commercialization and early access sales of our SmartChip products and services.

We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for SmartChip, and as the number of sales personnel, and their commissions, increase following the full commercialization of this product line.

Research and Development

The following table presents the research and development expense for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$2,047,367	$1,267,036	62%	$5,086,078	$3,441,625	48%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2010, research and development expenses increased $780,331, or 62%, as compared to the three months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages, expendable equipment and materials, and facilities costs, which arose due to an increase in the head count of employees, consumables used in SmartChip development, and an expansion in space occupied in conjunction with the development of SmartChip products and services.

For the nine months ended September 30, 2010, research and development expenses increased $1,644,453, or 48%, as compared to the nine months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages, expendable equipment and materials, and facilities costs, which arose due to an increase in the head count of employees, consumables used in SmartChip development, and an expansion in space occupied in conjunction with the development of SmartChip products and services, offset by a reduction in depreciation expense, which was high in 2009 as depreciation was accelerated on research equipment and tools and molds assessed as having no future benefit.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$1,248,773	$1,063,635	17%	$3,452,727	$3,170,017	9%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2010, general and administrative expenses increased $185,138, or 17%, as compared to the three months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages and non-cash stock compensation expense. These increases are due to higher personnel costs, mainly for senior management.

For the nine months ended September 30, 2010, general and administrative expenses increased $282,710, or 9%, as compared to the nine months ended September 30, 2009. The increase resulted primarily from increases in salaries and wages, non-cash stock compensation expense and consulting fees. These increases are due to higher personnel costs, mainly for senior management and consultants, including investor relations. The increases were offset by the absence of severance costs incurred in 2009 related to the departure of the Company’s former Chief Technology Officer and Chief Financial Officer in 2009.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$7,965	$5,336	49%	$15,072	$9,792	54%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2010, interest income increased $2,629, or 49%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest income increased $5,280, or 54%, as compared to the nine months ended September 30, 2009. The increase in both periods was mainly due to an increase in the average cash invested in interest-bearing accounts, and a marginally higher interest rate.

Interest Expense

The following table presents the interest expense for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$280	$2,435	(89)%	$1,954	$7,195	(73)%

The interest expense for both periods was mostly incurred due to our capital lease obligations.

For the three months ended September 30, 2010, interest expense decreased $2,155, or 89%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, interest expense decreased $5,241, or 73%, as compared to the nine months ended September 30, 2009. The decrease in both periods was mostly due to a reduction in the balances outstanding on our capital leases.

Unrealized Gain on Fair Value of Put Option, Net

The following table represents the revaluation of the put option on Redeemable Convertible Preference Shares (“RCPS”) in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$124,473	$––	N/A	$124,473	$––	N/A

The revaluation occurs due to the difference between the value of shares of common stock of the Company potentially issuable on the balance sheet date and the average of the share price for the ten previous days and amounted to $124,473 for the three months ended September 30, 2010. The put option derivative liability of $131,971 as at September 30, 2010, consists of an underlying liability of $176,471, and an unrealized gain of $44,498, which arises because the number of the Company’s shares that would be issued on exercise of the put option is based on the average stock price for the previous ten days, whereas the derivative liability is based on the Company’s stock price on the balance sheet date. Should the average stock price for the previous ten days and the Company’s stock price on the balance sheet date be equal on December 31, 2010, or on the date of conversion if earlier, we would record a loss on fair value of put option of $44,498.

Unrealized Gain (Loss) on Fair Value of Warrants, Net

The following table represents our unrealized gain (loss) on fair value of warrants, net for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$(1,665,950)	$(548,451)	204%	$14,526	$(500,383)	N/A

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009, and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

The net loss from warrant derivative revaluations during the three months ended September 30, 2010, was $1,665,950, compared $548,451 during the three months ended September 30, 2009. The net gain from warrant derivative revaluations for the nine months ended September 30, 2010, was $14,526, compared to a net loss of $500,383 for the nine months ended September 30, 2009. These gains and losses are directly attributed to revaluations of warrants and result primarily from a net decrease or increase in the Company’s stock price in the period. The warrant derivative liability at September 30, 2010, (and therefore the loss in the three months then ended) also increased due to a significant increase in the volatility of the Company’s stock, as volatility is now based 50% on the historic volatility of the Company’s own stock, as its shares have now been traded for longer than the expected remaining term of the warrants for 2,786,536 of the 3,864,937 warrants subject to revaluation. Also, there were only 2,468,170 warrants accounted for as derivative instruments as at September 30, 2009, and 3,513,349 as at June 30, 2010. By September 30, 2010, the number had risen to 3,864,937, and the exercise price of all of these warrants had decreased due to anti-dilution adjustments (including those resulting from the direct offering completed on July 7, 2010), so the total liability was correspondingly higher. With the present number of warrants, at our September 30, 2010, closing share price of $1.53, an increase in our share price of $0.10 would generate an unrealized loss in excess of $280,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain in excess of $280,000. Should our share price increase by $0.50, the sensitivity to changes in share price would increase even further. In addition, the volatility of a further 1,078,401 warrants will increase in the next three months, as by December 31, 2010, our shares will have been publicly traded for longer than the expected remaining term of these warrants. Depending on our closing stock price, this could create a revaluation loss in the three months ending December 31, 2010 of as much as $500,000.

Miscellaneous Expense

The following table presents the miscellaneous expense for the three months and nine months ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2010	2009	% Change	2010	2009	% Change

$62,703	$12,169	415%	$135,697	$34,484	294%

For the three months ended September 30, 2010, miscellaneous expense increased $50,534, or 415%, as compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, miscellaneous expense increased $101,213, or 294%, as compared to the nine months ended September 30, 2009. Miscellaneous expense is the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, mainly due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net liability on its dollar denominated balances, so as the value of the Malaysian Ringgit increases against the dollar, an expense is recorded.

Headcount

Our consolidated headcount as of November 10, 2010, comprised 53 regular employees, 51 of whom were employed full-time, compared to 35 regular employees as of December 31, 2009, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through September 30, 2010, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,207,845, net of offering costs, from the sale of common stock and warrants, and $3,789,953, net of offering costs, from the sale of Redeemable Convertible Preference Shares in its Malaysian subsidiary. As of September 30, 2010, the Company had $4,429,455 in cash and cash equivalents, and working capital of $3,894,293.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2010 and 2009, in the amounts of $9,155,510 and $5,269,610, respectively. The cash used in operating activities in the nine months ended September 30, 2010, was due to cash used to fund a net loss of $9,029,532, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized gain on fair value of warrants, exchange loss on issuance of RCPS, unrealized gain on fair value of put option and inventory provision totaling $1,131,080, and cash used by a change in working capital of $1,257,058. The cash used in operating activities in the nine months ended September 30, 2009, was due to cash used to fund a net loss of $7,613,198, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized loss on fair value of warrants, exchange loss, inventory provision and capital equipment expensed of $1,693,748, and cash provided from a change in working capital of $649,840. The increase in cash used in the nine months ended September 30, 2010, compared to 2009 was driven primarily by the increase in the net operating loss from $7,080,928 to $9,045,952 and an increase in current assets (excluding cash) from $437,537 to $1,445,821.

Net Cash Used in Investing Activities

The Company used $755,434 in the nine months ended September 30, 2010, and $180,242 in the nine months ended September 30, 2009, to acquire property and equipment. Equipment which cost $123,998, that was capitalized, but not depreciated, at March 31, 2009, was re-assessed and expensed as research and development in the three months ended June 30, 2009.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2010, was $8,179,254. In January 2010, the Company received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. In July 2010, the Company received net cash of $6,823,472 (after offering expenses of $134,328 and a selling agent commission of $244,200) from the final tranche of the sale in a private placement offering of 6,001,667 shares of common stock and warrants to purchase 3,000,830 shares of common stock with an exercise price of $1.55 per share. In March 2010, the Company’s Malaysian subsidiary received $238,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and in May 2010, the Company’s Malaysian subsidiary received $495,000, net of issuance costs, in exchange for the issuance of 222,222 Series B RCPS. The Company also received $33,976 from the exercise of stock options in March and May 2010 and $562,500 from the exercise of warrants in April 2010. This was offset by payments of $18,461 on capital lease obligations and $3,200 in costs for issuing common stock in exchange for RCPS.

Cash provided by financing activities in the nine months ended September 30, 2009, was $6,900,155. In June 2009, the Company received net cash of $3,764,169 (after offering expenses of $206,825 and a selling agent commission of $160,256) from the sale in a private placement offering of 3,305,000 shares of common stock and warrants to purchase 991,500 shares of common stock with an exercise price of $2.00 per share. In August 2009, the Company received further net cash of $1,956,695 (after offering expenses of $24,205 and a selling agent commission of $149,100) from the sale of an additional 1,704,000 shares of common stock and warrants to purchase 511,200 shares of common stock with an exercise price of $2.00 per share. In addition, in June 2009, the Company received $100,168 when 71,041 warrants were exercised at a price of $1.41. Also, in June 2009, the Company’s Malaysian subsidiary received $212,578, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and in September 2009, WGBM received further net cash of $904,309, net if issuance costs, in exchange for the issuance of a further 410,279 RCPS (See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for more information related to RCPS). Further, in August 2009, the Company received $2 from the exercise of stock options, for combined net cash proceeds of $6,937,921. This was offset by repayments on capital leases for equipment of $37,766.

Availability of Additional Funds

We believe funds available at September 30, 2010, along with our revenue, will fund our operations through January 2011. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditures totaling approximately $500,000, all for equipment to be used for manufacturing SmartChip products. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc. and WaferGen Biosystems (M) Sdn. Bhd., the Company’s Malaysian subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $373,354 and $360,069, net of estimated annual forfeitures of 6% and 5%, respectively, for the nine months ended September 30, 2010 and 2009, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the dates on which performance of services is recognized.

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2010 and 2009, was $0.69 and $0.57, respectively. These fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2010	2009

Risk-free interest rate	1.40% - 2.40%	1.31% - 2.72%
Expected term	4.75 Years	4.75Years
Expected volatility	42.40% - 43.01%	40.04% - 41.99%
Dividend yield	0%	0%

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $0.43 to $0.91 at September 30, 2010, and from $0.52 to $0.97 at December 31, 2009.

Fair values at measurement dates during the nine months ended September 30, 2010 and 2009, were estimated using the following assumptions:

	Nine Months Ended September 30,
	2010	2009

Risk-free interest rate	0.47% - 2.16%	1.16% - 2.20%
Expected remaining term	2.11 - 4.00 Years	2.91 - 4.00 Years
Expected volatility	43.83% - 92.67%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of four comparable companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. To the extent that Company’s stock has been traded for longer expected remaining term of the warrants, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

Item 4.          Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective.

We identified the following material weaknesses in our internal controls over financial reporting as of September 30, 2010:

1.
We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected;

2.	We have insufficient documentation of our information technology general control environment; and

3.	We rely on our external auditors to review and adjust the Company’s accounting and related financial disclosures regarding the Redeemable Convertible Preference Shares in our subsidiary.

The first two material weaknesses described above were previously identified in Item 9A(T) in our Amended Report on Form 10K/A for the year ended December 31, 2009. Our Form 10K/A for the year ended December 31, 2009, also identified another material weakness with respect to our ability to design or otherwise maintain adequate controls to ensure that we adopt new accounting policies with respect to non-routine matters, and this material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As reported in the quarter ended June 30, 2010, we introduced controls to ensure we adopt new accounting policies in a timely manner, and with respect to the adoption of ASC 815-40 in particular, we have provided additional technical training to our accounting personnel on the appropriate accounting requirements for convertible securities and the valuation models and processes required with respect to the accounting of convertible securities, and we have engaged outside experts to assist the Company with the periodic valuations of any such convertible securities. These control improvements have been operating effectively for a sufficient period to remediate the material weakness previously identified by management and described above regarding the design and maintenance of adequate controls to ensure that we adopt new accounting policies with respect to non-routine matters.

Other than the foregoing changes, there was no other material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vida Communication v. WaferGen.  In July 2009, an action entitled Vida Communication, Inc. (“Vida”) v. WaferGen Bio-systems, Inc. was filed in the San Francisco Superior Court. Vida, a company that had been providing investor relations services, sued the Company for a total of $165,000. The plaintiff and Company have agreed to an out-of-court settlement, for a sum that was accrued in full at September 30, 2010.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2010, the Company issued 458,483 shares of its common stock to Expedient Equity Ventures Sdn. Bhd. (“EEV”) pursuant to EEV’s notice, dated August 17, 2010, of exercise of its option to exchange its holdings of 222,222 shares of Series B Redeemable Convertible Preference Shares (“Series B RCPS”) of the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for shares of common stock of the Company. On October 29, 2010, the Company issued 328,579 shares of its common stock to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”) pursuant to KMP’s notice, dated September 29, 2010, of exercise of its option to exchange its holdings of 188,057 shares of Series B RCPS of WGBM for shares of common stock of the Company.

Item 6.                 Exhibits

Exhibit
No.	Description

10.1(1) †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended

10.2* †	Employment Agreement, effective September 3, 2010, by and between the Company and Donald Huffman

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

__________

*   Filed/furnished herewith

†   Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 22, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 15, 2010

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.2†	Employment Agreement, effective September 3, 2010, by and between the Company and Donald Huffman

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer
__________

†   Indicates a management contract or compensatory plan or arrangement.