Form 10-K
period 2010-12-31
WaferGen Bio-systems, Inc.
filed 2011-03-31
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
-
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
-
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑
-
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
-
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐
-
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
-
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
-
As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $38,928,324.  As of that date, 28,414,835 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates.  For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
-
As of March 29, 2011, the registrant had a total of 41,368,741 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-
Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
-

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

As used in this Annual Report on Form 10-K, where the context otherwise requires or where otherwise indicated, the terms “WaferGen,” the “Company,” “we,” “our” and “us” refer, prior to the Merger discussed below, to Wafergen, Inc. and after the Merger, to WaferGen Bio-systems, Inc. (or “WBSI”), together with its consolidated subsidiaries as a combined entity. On May 31, 2007, Wafergen, Inc. was acquired by WBSI. In the transactions, Wafergen, Inc. merged with a subsidiary of WBSI and became a wholly owned subsidiary of WBSI (the “Merger”). Wafergen, Inc. was considered the “acquirer” for accounting purposes, and accordingly the historical financial statements of Wafergen, Inc. for periods prior to the Merger replaced those of WBSI.

PART I
Item 1.  Business

Overview

WaferGen was incorporated in Delaware on October 22, 2002. Our headquarters are located in Silicon Valley in Fremont, California. We also have a subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. Since beginning operations in 2003, we have been engaged in the development, manufacture and marketing of laboratory analytical instruments for cell biology, and later started the development of analytical instrumentation for gene expression and genotyping research for the life sciences and pharmaceutical drug discovery industries. On May 31, 2007, WaferGen merged with a subsidiary of WBSI and became a wholly owned subsidiary of WBSI, incorporated in Nevada, which is continuing the business of WaferGen as a publicly traded company.

Our products are aimed at professionals who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker (gene expression profiling) and genotyping research. Pharmaceutical and biotech companies spent approximately $65.3 billion in 2009 on research and development for new drug discovery, according to a combined analysis conducted by Burrill & Company. We believe that many of these efforts seek new therapeutic drugs, and that much of this spending will be directed at developments at the molecular level for understanding the expression of specific segments of DNA1 (or genes). Through our SmartChip Real-Time PCR System (“SmartChip System”) we are aiding professionals in re-defining performance standards with significant time and cost savings in the fields of personalized medicine and pharmacogenomics (the study of how genes affect the way individuals respond to drugs).

We are primarily focused on developing a gene expression and genotyping product, the WaferGen SmartChip System. In August 2010, we formally launched our first generation SmartChip 5K System, which is an innovative real-time polymerase chain reaction (“real-time PCR”)2 tool to enable scientists to study thousands of genes simultaneously based on gene specific pathways, potentially leading to discovery of clinically relevant disease signatures. We believe that the SmartChip System is ideal for the large and growing genomics markets, including for researchers seeking to confirm discoveries made with the growing use of next-generation sequencing3. In addition to commercializing our SmartChip System, we also offer a service for gene-expression profiling using the SmartChip System in-house.

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

1	DNA (Deoxyribonucleic acid) – A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded, double helical form is the genetic material of most organisms.

2
Polymerase Chain Reaction (PCR) – PCR is an enzymatic process to increase the number of copies of DNA for easier detection. Real-time PCR chemistries allow for detection of the reaction in the early phase rather than the late phase of the reaction. The polymerase enzyme “reads” an intact DNA strand as a template and uses it to synthesize the a new strand, which sets in motion a chain reaction in which the DNA template is exponentially amplified, generating millions or more copies of the DNA piece.  Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time after each amplification cycle.

3
Next Generation Sequencing – Sequencing is the determination of the order of nucleotides that make up the primary structure in DNA molecules. Early determination methods occurred in the 1970s. Next generation sequencing refers to more current automated methods that grew from new dye-based approaches enabling easier and considerably faster analysis.

WaferGen employs a business model that primarily generates revenue from both the sale of instruments (i.e. the SmartChip System) and a recurring revenue stream from the sale of consumables (i.e. the SmartChip Panel), similar to the “razor and razor blade” business model. In addition, we also generate revenue by offering our service for biomarker profiling of thousands of genes using the SmartChip System in-house to customers that do not wish to make significant capital investments.

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

4
RNA (Ribonucleic acid) – A polymeric molecule consisting of ribonucleotide building blocks. The three major types in cells are ribosomal RNA (rRNA), transfer RNA (tRNA), and messenger RNA (mRNA), each of which performs an essential role in protein synthesis. RNAi is RNA interference that helps regulate turning genes on and off.

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

5
Log (logarithm) range is the standard way of expressing sensitivity range; it is calculated by a serial dilution of the sample, with each tenfold dilution being one log; if, for example, a sample is diluted four times by tenfold, and a device is able to detect a gene signal in all these dilutions, then the dynamic range of the detector is said to be three logs.

SmartChip System

We believe our SmartChip System combines the best of both existing gene expression technologies and genome analysis enabled by microarrays with the sensitivity and accuracy of real-time PCR, a single platform that enables biomarker discovery and validation. WaferGen’s SmartChip Real-Time PCR System consists of three components: a SmartChip Panel comprising 5,184 nanowells preprogrammed with gene-specific reaction content; a SmartChip Nanodispenser for applying sample and reaction mix to the SmartChip Panels; and a SmartChip Cycler for performing and collecting data from the real-time PCR assays. Our SmartChip System provides sub-nanoliter (one-billionth of a liter) dispensing of oligoneucleotide6 reagents and sub-microliter (one-millionth of a liter) dispensing of samples into a 5,184- or 30,000-well chip assembly that allows for high throughput real-time PCR amplification of pathway based gene discovery of the 22,000 genes that represent the whole human genome. Our SmartChip Panels are designed with evaporation control measures that allow for the use of nanoliter volumes, thermal cycling and temperature control. Our software system also analyzes the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip System is designed to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

The SmartChip System is engineered to deliver superior performance with the combination of high sensitivity and high throughput on a single chip, enabling scientists to rapidly view a large dynamic range of the expressed genes of the human genome. The genetic analysis using the SmartChip System is expected to require one day versus what would currently take days to weeks to discover the gene expression signature with microarrays and then verify the signature with real time PCR utilizing existing genetic analysis systems. As more clinical studies are carried out using validated gene sets, we believe the market will require, and demand, higher throughput solutions to process large numbers of clinical samples. Today’s solutions typically allow only a few patients’ samples per chip. We believe that we offer a throughput capability that will allow up to hundreds of samples on a single chip.

The current market cost of real-time polymerase chain reaction (“real-time PCR”), which we believe researchers currently view as the “gold standard” for genetic analysis, is approximately $1.00 per data point. We estimate that the SmartChip System, which is designed to utilize real-time PCR, costs approximately $0.12 to $0.20 per acquired data point, or assay.

We believe our SmartChip System is also capable of achieving time-savings when compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months due to multiple plates and hundreds of pipetting steps required. Our goal for design and development of our SmartChip System is to develop the ability to quantitatively analyze the gene specific pathways or whole genome with the performance of real-time PCR technology, which, if we succeed, could be as short as a single day, and would represent a significant advancement. In addition, our development of the SmartChip System seeks to allow 5,184 to 30,000 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing the unmet needs of the clinical trial market. We believe today’s leading technologies are limited in throughput of 96 nanowells, 384 nanowells and 1,536 nanowells. Some new entrants in the market place like Fluidigm offer maximum throughput of 10,000 assays per chip but are limited to the validation market by offering products that can do handful of genes in 24 or 96 samples on a single chip with third party solutions for reagents and assays for their chips.

Our SmartChip System is designed as an integrated instrument capable of thermal cycling, real-time detection and software for control and analysis. The product, upon completion, will be available with primer-ready chips for gene expression and genotyping analysis.

The continuing commercialization of our SmartChip System involves two chip and two instrument configurations:

•	A 5,184-well chip for study of gene panels or for candidate genes of interest to customers, which launched in August 2010; and

•	A high-throughput system with 30,000 nanowells, which we anticipate will launch before the end of 2011.

An “alpha” version of the SmartChip System was tested at the University of Pittsburgh Medical Center (UPMC) under a funding grant from the National Institutes of Health (NIH). This testing was done to conduct novel gene expression research in the area of lung disease. Successful demonstration of sample dispensing, thermal cycling, and real-time fluorescent signal detection of 1,000 oncology genes (in triplicate with negative controls) was achieved on 5,184-well content-ready SmartChip Panels using small amounts of RNA samples (500ngs) from chronic obstructive pulmonary disease (COPD), idiopathic pulmonary fibrosis (IPF) and healthy patients. The researchers’ goal was to identify and validate disease-specific gene

6	An oligonucleotide is a short nucleic acid polymer, typically with twenty or fewer bases.

expression signatures for patient segmentation and therapy monitoring. Additionally, this research will include the development and application of the PulmoSmartChip, a custom designed SmartChip molecular phenotyping assay for COPD and IPF. The PulmoSmartChip, which will include the lowest number of genes that distinguish all phenotypes of IPF and COPD, will be used to identify and validate module networks (sets of genes that are co-regulated to carry out a common function) capable of predicting the natural history of the diseases and patients’ response to specific therapeutics. Researchers at UPMC believe that the availability of these modules, as well as the validated PulmoSmartChip assay that allows their measurement using parallel quantitative real-time PCR, will be a significant step in laying the foundations for the introduction of personalized medicine approaches in pulmonary medicine.

Early in 2008 we formed a subsidiary company, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), and announced the formal opening of our new, state-of-the-art facilities in Kulim Hi-Tech Park, Kedah, Malaysia. WGBM is launching various initiatives to support a number of ongoing SmartChip System development and commercialization goals. The primary functions of this organization are to oversee regional research and development activities related to the SmartChip System, pursuing and establishing valuable research and development collaborations with local universities and government-run research centers, and coordinating production of the SmartChip System with WaferGen’s Malaysia-based contract manufacturer.

Initial work at the subsidiary is focused on research and development activities related to the optimization of various gene panel assays to be used with the SmartChip System. These assays are for developing disease and pathway specific gene panels. To support these research and development efforts, WaferGen intends to work with the Malaysian Industrial Development Authority (MIDA) and the Malaysian Biotechnology Corporation Sdn. Bhd. (BiotechCorp) to facilitate and accelerate the operation of WGBM.

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

We have designed and launched our 5,184-well chips, and to date we have 27 customers and/or collaborators who have either purchased or used SmartChip products and/or services in their research projects in the U.S., Japan and Europe, including Stanford University; University of California at San Francisco; University of Pittsburgh Medical Center (UPMC); University of Southern California (USC); the University of Texas Southwestern; Kyoto University; DNA Chip Research Inc. (DCRI, a Japanese contract services provider); FEBIT; Ghent University; and Integrated BioBank of Luxembourg (IBBL). We have sold 9 SmartChip Systems to customers in the United States, Europe and the Far East.

We also have a 30,000-well system in development. With the 5,184-well chips, we have demonstrated our ability to perform several key steps required in a commercial version of the SmartChip System, including thermal cycling. This requires the ability to seal the sample nanowells on the chip, which we have also demonstrated. Additional milestones that we achieved in 2010 include:

•	Processed SmartChip samples through our fee for service business;

•	Established early access customers in the U.S., Japan and Europe;

•	Completed development of the SmartChip multi sample nano-dispenser; and

•	Launched oncology and microRNA gene panels.

Market Applications of the SmartChip System

We believe the SmartChip System, with its advantages of higher throughput, lower cost, superior sensitivity, will have multiple market applications.

We believe the SmartChip System will become the technology of choice in both research and clinical settings.

•
Biomarker Discovery and Validation. New targets (biomarkers) for drugs can be identified through the analysis of gene profile expression in diseased cells. Potential applications include cancers, arthritis, and lung diseases.

•
Drug Efficacy and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) of new drugs and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). FDA guidance7 calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

•
Drug Response Monitoring. Patient outcomes can be improved by evaluation of a proposed drug’s potency and specificity in order to determine individualized patient dosing, thereby decreasing adverse drug reactions, and improving drug efficacy.

•
Detection of Rare Mutations. The Cancer Genome Project is using the human genome sequence and high throughput mutation detection techniques to identify somatically acquired8 sequence variants/mutations and hence identify genes critical in the development of human cancers.

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

This sequential process may take from many months to a few years to complete using currently available techniques. The limitation in today’s gene expression studies is the use of microarrays as a starting point for discovery, which only provides a partial glimpse of the expression profile. Real-time PCR techniques, which offer significantly increased sensitivity, are limited in throughput and are cost prohibitive for whole genome analysis. It would cost in excess of $100,000 per analysis (assuming $1 per assay, plus reference, plus triplicates) to study even a single whole genome (30,000 genes) sample and will take many months to complete this study (reported in a MicroArray Quality Control study conducted by the FDA published in September 2006 in Nature Biotechnology9). Biomarker investigation requires multiples of such analyses to confirm discovery.

Drug Efficacy and Optimization: Clinical trials are the most expensive phase for pharmaceutical drug development. The use of gene expression and genotyping is becoming critical to identify a safe drug (toxicogenomics) for the right patient population (pharmacogenomics). Once a set of genes (biomarker) is identified, they are used in numerous samples in clinical trials for pattern recognition, toxicity profiling and patient selection. Similarly, locations of SNPs involved in disease variation and metabolism are also being utilized in clinical trials to understand disease predisposition, requiring thousands of samples to be analyzed.

In its Pharmacogenomic Data Submissions guidance referred to above, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials. This has created a need for reliable, high-throughput, cost-effective technologies. Today’s hybridization-based techniques can process only one sample at a time. Thus, for a clinical trial of 1,000 patients, one would need to use 1,000 chips. Established real time PCR instrument suppliers typically process 96 to 1,536 data points. Our SmartChip System offers the ability to study 5,184 assays on a single chip, and thus many samples in candidate genes of interest with limited amount of the biological sample.

Drug Response Monitoring: In addition to studying gene expression, genotyping measures genetic variation in the DNA. Sometimes it is not a single variation but the combination of these sequence differences that may lead to a disease state or a response to a specific therapy. For this reason, researchers look at patterns of these variations in a large number of healthy

7	FDA News Release - March 22, 2005 – issued a final guidance titled “Pharmacogenomic Data Submissions.”

8	Mutations rising in individual cells in the body outside the “germ-line” (sperm and egg) cells that created the individual, and hence not present in all of a person’s cells.

9	The MicroArray Quality Control (MAQC) project shows inter- and intra-platform reproducibility of gene expression measurements, Nature Biotechnology, Vol. 24:9, p 1151, September 2006.

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

Future Applications – From Research to Diagnostics: New biomarkers for gene expression and genotyping are eventually expected to become essential for practicing physicians to identify the right drug for the right patients and lead to new ways of diagnosing and monitoring diseases. Biomarkers and platforms that are being used in clinical trials for a particular therapy are expected to become standard for molecular diagnostics. This market is still in its early development.

The WaferGen Service for Gene-Expression Profiling Using the SmartChip System

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

The WaferGen SmartChip Service is targeted at scientists involved in the discovery and validation of molecular biomarkers. The initial product to be run on the SmartChip platform is the SmartChip Human Oncology Gene Panel that provides pathway based gene expression profiling for Oncology. It may also be used for Immunology, Metabolic and Stem Cell research. The 5,184-well SmartChip Panel uses a small amount of biological material to query a thousand genes in a single sample, enabling discovery of biomarkers while saving researchers time and money.

In the first quarter 2010, we made available, as part of this SmartChip gene-expression profiling service, the Human MicroRNA Panel, which provides one of the most comprehensive human microRNA panels presently available, with over 800 microRNAs on a single SmartChip Panel. Development of a second version with over 1,200 microRNAs commenced in late 2010. When launched, it will assure the latest and most complete information is made available to researchers on a single panel. The SmartChip design allows WaferGen to quickly incorporate newly released sequences giving researchers the ability to stay up to date with the latest discoveries.

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

Research and Development

Our research and development efforts are aimed at finding new varieties of products, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $6.71 million for the year ended December 31, 2010 and $5.14 million for the year ended December 31, 2009.

Intellectual Property and Other Proprietary Rights

We are pursuing an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. We presently have three patents issued in the U.S. with respect to our SmartChip products and technologies, and a number of pending SmartChip-related patent applications worldwide. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

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

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on selling, improving and refining our core technologies. As of December 31, 2010, we had 55 regular employees, 53 of whom were employed full-time, compared to 35 regular employees as of December 31, 2009, all of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.9 million in net proceeds in our June 2007 private placement, approximately $3.5 million in net proceeds in our May 2008 private placement, approximately $5.5 million in net proceeds in our private placement completed in June and August 2009, approximately $4.5 million in net proceeds in our private placement that completed in December 2009 and January 2010 and approximately $6.8 million in net proceeds in our registered offering that completed in July 2010. We have also raised approximately $1.8 million net of origination fees from a term loan in December 2010 and approximately $8.8 million (5.0 million of which was received in 2011) in net proceeds from the issuance of redeemable convertible preference shares in our Malaysian subsidiary. We expect that such proceeds, together with our income, will fund our operations only through July 2011. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our consolidated financial statements for the year ended December 31, 2010, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2010 was $43.3 million. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $12.1 million for the year ended December 31, 2010. As of December 31, 2010, our accumulated deficit was $43.3 million. We have not achieved operating profitability on a quarterly or annual basis. We may not be able to reach a level of revenue to achieve profitability. To date, our revenues have been insufficient to achieve our business plan. Our revenues for the year ended December 31, 2010, were $2.2 million. If our revenues grow slower than anticipated, or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

We have a limited operating history for investors to evaluate our business.

We have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. Our future operations and growth will likely depend on our ability to fully develop and market our SmartChip products and services. Our proposed operations are subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

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

All of the redeemable convertible preference shares (“RCPS”) issued by our Malaysia subsidiary, WGBM, were issued in consideration for Malaysian Ringgit, and significant amounts of our subsidiary’s expenses are paid for in this currency. At December 31, 2010, the Company had approximately $1.2 million in assets in Malaysia. Fluctuations in the exchange rate could negatively impact our business operating results and financial condition by resulting in exchange losses or increased expenses, and could increase the likelihood that the investors in the Malaysia subsidiary may elect to convert their RCPS into shares of common stock of WBSI at the conversion price of US$2.25 per share. Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported operating results.

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

We are highly dependent on our management and scientific personnel, including our chief executive officer, chief operating officer, chief scientific officer and chief financial officer. The loss of any of their services could adversely impact our ability to achieve our business objectives. We will need to hire additional qualified personnel with expertise in molecular biology, chemistry, biological information processing, sales, marketing and technical support. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel would prevent us from pursuing collaborations or developing our products or technologies.

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

We are a holding company that depends on cash flow from our wholly owned subsidiary to meet our obligations.

After the Merger, we became a holding company with no material assets other than the stock of our wholly owned subsidiary. Accordingly, all our operations are conducted by Wafergen, our wholly owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future.

All of our former liabilities survived the Merger and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Pursuant to the Merger, we acquired the business of Wafergen as our sole line of business, and accordingly are not pursuing our prior business. Although due diligence activities were performed on us and Wafergen prior to the Merger, the due diligence process may not have revealed all liabilities (actual or contingent) of us or Wafergen that existed or which may arise in the future relating to our activities before the consummation of the Merger. Notwithstanding that all of our then-known liabilities were transferred to La Burbuja Leaseco pursuant to the split-off in connection with the Merger, it is possible that claims for liabilities may still be made against us, which we will be required to defend or otherwise resolve. The provisions and terms of the merger agreement and split-off may not be sufficient to protect us from claims and liabilities and any breaches of related representations and warranties. Although escrow provisions and limited post-closing adjustments in the merger agreement are available to the stockholders of Wafergen, Inc. and our pre-Merger stockholders, there is no comparable protection offered to our other stockholders. Any liabilities remaining from our pre-Merger company or Wafergen, Inc. could harm our financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2010, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2010. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Although we have filed a number of United States and international patent applications, we have three issued patents, which do not cover all of our products and technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our products and technologies. Patent law relating to claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have, or may obtain in future, will be valuable or enforceable. We may only be able to protect products and technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

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

None of our intellectual property rights are currently licensed from third parties but, in the future, we may have to license intellectual property from key strategic partners. We may become reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may not protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties or with whom we have entered into strategic relationships could negatively impact our competitive advantage.

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

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2010, the price has fluctuated from a low of $0.56 to a high of $3.15. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 41,175,464 shares were issued and outstanding as of December 31, 2010, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders. In addition, as of December 31, 2010, we have outstanding options to purchase an aggregate of 5,543,893 shares of our common stock and warrants to purchase an aggregate of 10,075,495 shares of our common stock, 3,864,937 of which have certain anti-dilution protections against future dilutive events (including the issuance of stock at a price below their exercise price). The future exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

Our principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers and directors, and their affiliates, control approximately 16.7% of our outstanding common stock. In addition, our largest other stockholder and its affiliates controls approximately 7.0% of our outstanding common stock. If all of these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2010 are as follows:

Location	Square Feet	Primary Use	Lease Terms

Fremont, CA	19,186 sq ft	Corporate Office and Lab	Lease expires April 30, 2015

Fremont, CA	2,708 sq ft	Manufacturing	Leased month to month

Kulim, Malaysia	5,194 sq ft	Administration and Lab	Lease expires December 31, 2013

Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current needs, although further capacity may be required within the next year as the Company continues to grow.

Item 3.  Legal Proceedings

From time to time we may be involved in claims arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

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

2009	High	Low
First Quarter ended March 31, 2009	1.30	0.65
Second Quarter ended June 30, 2009	2.15	0.80
Third Quarter ended September 30, 2009	2.20	1.29
Fourth Quarter ended December 31, 2009	2.87	1.45

2010
First Quarter ended March 31, 2010	2.97	1.90
Second Quarter ended June 30, 2010	3.15	1.12
Third Quarter ended September 30, 2010	1.69	0.92
Fourth Quarter ended December 31, 2010	1.83	1.06

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2010, the closing bid price of our common stock, as reported on the OTC Bulletin Board, was $1.22.

As of March 29, 2011, there were approximately 137 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2011 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 7 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

Recent Sales of Unregistered Securities

Information with respect to equity securities of the Company sold by the Company during the period covered by this Annual Report that were not registered under the Securities Act has previously been provided in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010, and the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 13, 2010, and December 15, 2010.

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

Company Overview

WaferGen was incorporated in Delaware on October 22, 2002. WaferGen is engaged in the development, manufacture and sale of systems for gene expression, genotyping and stem-cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. WaferGen’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. WaferGen plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, WaferGen has incurred substantial operating losses. As of December 31, 2010, WaferGen’s accumulated deficit was $43,265,399 and the total stockholders’ deficit was $4,055,272. Losses have principally occurred as a result of the substantial resources required for the research, development, and manufacturing scale-up effort required to commercialize WaferGen’s initial products and services. WaferGen expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities over at least the next year. WaferGen will also need to increase its selling, general and administrative costs as it builds its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

We expect that the cash we have available, along with the net proceeds from the sale of Series C RCPS in our subsidiary, will fund our operations only through July 2011. We are currently considering several different financing alternatives to support the Company’s operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive and distribution on their shares. See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31,
	2010	2009

Revenue	$2,167,289	$379,373

Cost of revenue	862,066	263,041

Gross margin	1,305,223	116,332

Operating expenses:
Sales and marketing	2,072,611	601,245
Research and development	6,714,340	5,142,083
General and administrative	5,097,797	4,383,082

Total operating expenses	13,884,748	10,126,410

Operating loss	(12,579,525)	(10,010,078)

Other income and (expenses):
Interest income	17,536	14,493
Interest expense	(31,329)	(9,570)
Unrealized gain on fair value of put option, net	88,567	––
Unrealized gain (loss) on fair value of warrants, net	555,144	(564,122)
Miscellaneous expense	(137,774)	(51,211)

Total other income (expense)	492,144	(610,410)

Net loss before provision for income taxes	(12,087,381)	(10,620,488)

Provision for income taxes	—	—

Net loss	$(12,087,381)	$(10,620,488)

Revenue

The following table represents our revenue for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$2,167,289	$379,373	471%

For the year ended December 31, 2010, revenue increased by $1,787,916, or 471%, as compared to the year ended December 31, 2009. The increase is primarily due to the first sales of our SmartChip Real-Time PCR Systems, including sample dispensers, Real-Time PCR Chip panels and fees from our Fee for Service business, accounting for 77%, 11% and 3% of total revenue, respectively. There was also a decrease in revenue of approximately $209,000 from SmartSlide™ products, which accounted for 8% of revenue in the year ended December 31, 2010, compared to 100% in the year ended December 31, 2009. This 2010 revenue was mostly billed in the first quarter, and because the Company no longer promotes SmartSlide™ products, significant sales are not expected in the future.

Cost of Revenue

The following table represents our cost of revenue for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$862,066	$263,041	228%

Cost of revenue includes the cost of products paid to third party vendors and cost of raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence. For the year ended December 31, 2010, cost of revenue increased by $599,025, or 228%, as compared to the year ended December 31, 2009. The increase related primarily to the increase in revenues from sales of SmartChip products and services, which generated no revenue in 2009, offset by the absence of a provision for obsolete SmartSlide™ products inventory, which represented 50% of cost of revenue in the year ended December 31, 2009. Gross margin for the year ended December 31, 2010, was 60%, as compared to 65%, after reversing the impact of the provision for obsolete inventory, for the year ended December 31, 2009. The margin in the year ended December 31, 2010, declined as 26% of our revenue came from sales of an externally manufactured system used with our SmartChip products that afforded a lower margin. The margin on the remainder of our revenue was 67%, as margins remained broadly consistent for our internally produced SmartChip products and services.

Sales and Marketing Expenses

The following table represents our sales and marketing expenses for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$2,072,611	$601,245	245%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs. For the year ended December 31, 2010, sales and marketing expenses increased by $1,471,366, or 245%, as compared to the year ended December 31, 2009. The increase resulted primarily from increases in salaries and wages, including commissions, non-cash stock compensation expense, consulting fees, travel and subsistence costs and facilities costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities in conjunction with the commercialization and sales of our SmartChip products and services.

We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for its SmartChip platform, and as the number of sales personnel, and their commissions, increase following the full commercialization of this product line.

Research and Development Expenses

The following table represents our research and development expenses for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$6,714,340	$5,142,083	31%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2010, research and development expenses increased $1,572,257, or 31%, as compared to the year ended December 31, 2009. The increase resulted primarily from increases in salaries and wages, expendable equipment and materials, and facilities costs, which arose due to an increase in the head count of employees, consumables used in SmartChip development, and an expansion in space occupied in conjunction with the development of SmartChip products and services, offset by a reduction in depreciation expense, which was high in 2009 as depreciation was accelerated on research equipment and tools and molds assessed as having no future benefit, and the receipt of a Section 48D award of approximately $244,000 from the Internal Revenue Service.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative Expenses

The following table represents our general and administrative expenses for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$5,097,797	$4,383,082	16%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. For the year ended December 31, 2010, general and administrative expenses increased $714,715, or 16%, as compared to the year ended December 31, 2009. The increase resulted primarily from increases in salaries and wages, non-cash stock compensation expense and consulting fees. These increases are due to higher personnel costs, mainly for senior management and consultants, including investor relations. The increases were offset by the absence of severance costs incurred in 2009 related to the departure of the Company’s former Chief Technology Officer and Chief Financial Officer in 2009.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table represents our interest income for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$17,536	$14,493	21%

The interest income is solely earned on cash balances held in interest-bearing bank accounts. For the year ended December 31, 2010, interest income increased $3,043, or 21%, as compared to the year ended December 31, 2009. The increase was mainly due to an increase in the average cash invested in interest-bearing accounts, and a marginally higher interest rate.

Interest Expense

The following table represents our interest expense for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$31,329	$9,570	227%

For the year ended December 31, 2010, interest expense increased $21,759, or 227%, as compared to the year ended December 31, 2009. The increase was mostly due to the term loan of $2,000,000 obtained in December 2010, offset by a reduction in the balances outstanding on our capital leases. Interest expense (which includes the amortization of loan origination fees) will increase to approximately $400,000 in 2011, as the term loan will be outstanding for the full year.

Unrealized Gain on Fair Value of Put Option, net

The following table represents the revaluation of the put option on Redeemable Convertible Preference Shares (“RCPS”) in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$88,567	$––	N/A %

A revaluation gain or loss occurs due to the difference between the value of shares of common stock of the Company potentially issuable on the balance sheet date and the average of the share price for the ten previous days. The net gain from revaluation amounted to $88,567 for the year ended December 31, 2010. There was no put option in 2009. The put option derivative liability of $194,088 as at December 31, 2010, consists of an underlying liability of $176,471, and an unrealized loss of $17,617, which arises because the number of the Company’s shares that would be issued on exercise of the put option is based on the average closing stock price for the previous ten days, whereas the derivative liability is based on the Company’s closing stock price on the balance sheet date. Should the average closing stock price for the previous ten days and the Company’s closing stock price on the balance sheet date be equal on December 31, 2011, or on the date of conversion if earlier, we would record a gain on fair value of put option of $17,617.

Unrealized Gain (Loss) on Fair Value of Warrants, net

The following table represents our unrealized gain (loss) on fair value of warrants, net for the years ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$555,144	$(564,122)	N/A %

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009 and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

The net gain from warrant derivative revaluations for the year ended December 31, 2010, was $555,144, compared to a net loss of $564,122 for the year ended December 31, 2009. These gains and losses are directly attributed to revaluations of warrants and result primarily from a net decrease or increase in the Company’s stock price in the period. The stock price increased from $1.18 at December 31, 2008 to $2.18 at December 31, 2009, and then decreased to $1.22 at December 31, 2010, and this was the primary driver of the loss in 2009 and the gain in 2010. In addition, as the expected term of the warrants decreases, the liability decreases. Conversely, the warrant derivative liability at December 31, 2010, increased due to a significant increase in the volatility of the Company’s stock, as volatility is now based 50% on the historic volatility of the Company’s own stock, as the Company’s shares have now been traded for longer than the expected remaining term of the warrants for all of the 3,864,937 warrants subject to revaluation. Also, there were only 3,489,979 warrants accounted for as derivative instruments as at December 31, 2009. By December 31, 2010, the number had risen to 3,864,937, and the exercise price of all of these warrants had decreased due to anti-dilution adjustments (mainly those resulting from the direct offering completed on July 7, 2010), so the total liability was higher as a result. With the present number of warrants, at our December 31, 2010, closing share price of $1.22, an increase in our share price of $0.10 would generate an unrealized loss in excess of $270,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain in excess of $260,000. Should our share price increase by $0.50, the sensitivity to changes in share price would increase even further.

Miscellaneous Expense

The following table represents our miscellaneous expense for the year ended December 31, 2010 and 2009:

Year Ended December 31,
2010	2009	% Change

$137,774	$51,211	169%

For the year ended December 31, 2010, miscellaneous expense increased $86,563, or 169%, as compared to the year ended December 31, 2009. Miscellaneous expense is the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, mainly due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net liability on its dollar denominated balances, so as the value of the Malaysian Ringgit increases against the dollar, an expense is recorded.

Liquidity and Capital Resources

From inception through December 31, 2010, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,216,991, net of offering costs, from the sale of common stock and warrants, $3,789,953, net of offering costs, from the sale of redeemable convertible preference shares (“RCPS”) in its Malaysian subsidiary, and $1,842,760, net of origination fees, from a secured term loan. As of December 31, 2010, we had $2,209,941 in unrestricted cash and cash equivalents, and working capital of $1,780,027.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the years ended December 31, 2010 and 2009 in the amounts of $12,809,247 and $7,832,332, respectively. The cash used in operating activities in the year ended December 31, 2010, was due to cash used to fund a net loss of $12,087,381, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, issuance of warrants for services, unrealized gain on fair value of warrants, exchange loss on issuance of RCPS, unrealized gain on fair value of put option and inventory provision totaling $1,076,571, and cash used by a change in working capital of $1,798,437. The cash used in operating activities in the year ended December 31, 2009 was due to cash used to fund a net loss of $10,620,488, offset by non-cash expenses related to depreciation and amortization, stock-based compensation, issuance of warrants for services, unrealized loss on fair value of warrants, exchange loss, inventory provision and expensed equipment totaling $2,205,776 and by cash provided from a change in working capital of $582,380. The increase in cash used in the year ended December 31, 2010 compared to 2009 was driven primarily by the increase in the net operating loss from $10,010,078 to $12,579,525 and an increase in current assets (excluding unrestricted cash) from $437,537 to $2,079,929.

Net Cash Used in Investing Activities

The Company used $1,120,808 in the year ended December 31, 2010, and $263,291 in the year ended December 31, 2009, to acquire property and equipment. The cash used in the year ended December 31, 2010 includes the cost of leasehold improvements of $77,412 related to our office move. The cash used in the year ended December 31, 2009 includes the cost of equipment of $123,998, which was capitalized, but not depreciated, at March 31, 2009, and was reassessed and expensed as research and development in the three months ended June 30, 2009.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2010, was $9,977,729.

In January 2010, the Company received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. In July 2010, the Company received net cash of $6,823,472 (after offering expenses of $134,328 and a selling agent commission of $244,200) from the final tranche of the sale in a private placement offering of 6,001,667 shares of common stock and warrants to purchase 3,000,830 shares of common stock with an exercise price of $1.55 per share. In March 2010, the Company’s Malaysian subsidiary received $238,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and in May 2010, the Company’s Malaysian subsidiary received $495,000, net of issuance costs, in exchange for the issuance of 222,222 Series B RCPS. The Company also received $43,122 from the exercise of stock options in March, April, June, September and November 2010 and $562,500 from the exercise of warrants in April 2010. The Company also received $1,842,760 (net of issuance costs of $157,240) from a term loan. This was offset by payments of $21,663 on capital lease obligations, $44,793 in income taxes for restricted stock forfeited and $8,636 in costs for issuing common stock in exchange for RCPS.

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

Availability of Additional Funds

We believe funds available at December 31, 2010, along with the net proceeds from the subsequent sale of Series C RCPS in our subsidiary, (See Note 15 to the Consolidated Financial Statements in Part II, Item 8, for further information), will fund our operations through July 2011. Thereafter, we expect we will need to raise further capital, through the sale of additional equity securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditures totaling approximately $300,000, all for equipment to be used in manufacturing SmartChip products. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.  We believe significant uncertainties exist regarding the future realization of deferred tax assets, and accordingly, a full valuation allowance is required, which amounts to $17,488,497 at December 31, 2010. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, some or all of the existing valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Warranty Reserve.  Our standard warranty agreement is one year from shipment for SmartChip cyclers and nano-dispensers. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $525,712 and $562,718 of the years ended December 31, 2010 and 2009, respectively, net of estimated annual forfeitures of 6% in each year. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2010 and 2009, respectively, were $0.70 and $0.56. These fair values were estimated using the following assumptions:

	Year Ended December 31,
	2010	2009

Risk-free interest rate	1.05% - 2.51%	1.31% - 2.97%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.40% - 43.01%	40.04% - 42.22%
Dividend yield	0%	0%

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants as at December 31, 2010, ranged from $0.32 to $0.69, and at December 31, 2009, ranged from $0.52 to $0.97.

Fair values at measurement dates during the years ended December 31, 2010 and 2009, were estimated using the following assumptions:

	Year Ended December 31,
	2010	2009

Risk-free interest rate	0.47% - 2.16%	1.16% - 2.20%
Expected remaining term	1.91 - 4.00 Years	2.71 - 4.00 Years
Expected volatility	43.83% - 92.67%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Contractual Obligations

In October, 2009, the Company signed an operating lease for 19,186 square feet of office and laboratory space for our new headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, with no rent payable for the first six months. The total expenditure commitment is approximately $2.21 million (of which $1.96 million remains as at December 31, 2010), plus maintenance fees.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2010, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

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

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, Series B preferred stock and stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended and for the period from October 22, 2002 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from October 22, 2002 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 31, 2011

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,209,941	$5,953,639
Restricted cash	100,651	––
Accounts receivable	778,769	258,855
Inventories, net	1,024,250	39,970
Prepaid expenses and other current assets	176,259	138,712

Total current assets	4,289,870	6,391,176

Property and equipment, net	1,191,840	441,996
Other assets	334,855	57,982

Total assets	$5,816,565	$6,891,154

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,196,861	$1,240,397
Accrued rent	98,057	10,493
Accrued payroll	268,686	241,586
Accrued severance pay	18,260	371,596
Accrued vacation	153,155	117,619
Deferred revenue	25,000	––
Warranty reserve	36,850	––
Accrued other expenses	293,590	157,699
Current portion of long-term debt	419,384	21,663

Total current liabilities	2,509,843	2,161,053

Long-term debt, net of current portion	1,589,468	8,852

Put option derivative liability	194,088	—

Warrant derivative liability	2,240,962	2,778,191

Redeemable convertible preference shares in subsidiary	3,337,476	3,290,994

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,175,464 and 33,387,857 shares issued and outstanding at December 31, 2010 and December 31, 2009	41,175	33,388
Additional paid-in capital	38,881,075	29,017,578
Deficit accumulated during the development stage	(43,265,399)	(30,462,283)
Accumulated other comprehensive income	287,877	63,381

Total stockholders’ equity (deficit)	(4,055,272)	(1,347,936)

	$5,816,565	$6,891,154

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Period From October 22, 2002 (Inception) to
	2010	2009	December 31, 2010

Revenue	$2,167,289	$379,373	$3,462,796

Cost of revenue	862,066	263,041	1,467,006

Gross margin	1,305,223	116,332	1,995,790

Operating expenses:
Sales and marketing	2,072,611	601,245	4,854,870
Research and development	6,714,340	5,142,083	22,552,813
General and administrative	5,097,797	4,383,082	16,871,033

Total operating expenses	13,884,748	10,126,410	44,278,716

Operating loss	(12,579,525)	(10,010,078)	(42,282,926)

Other income and (expenses):
Interest income	17,536	14,493	277,394
Interest expense	(31,329)	(9,570)	(352,783)
Unrealized gain on fair value of put option, net	88,567	—	88,567
Unrealized gain (loss) on fair value of warrants, net	555,144	(564,122)	(8,978)
Miscellaneous expense	(137,774)	(51,211)	(267,489)

Total other income and (expenses)	492,144	(610,410)	(263,289)

Net loss before provision for income taxes	(12,087,381)	(10,620,488)	(42,546,215)

Provision for income taxes	—	—	—

Net loss	(12,087,381)	(10,620,488)	(42,546,215)

Cumulative effect of reclassification of warrants	—	—	368,627
Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	(286,948)	(178,162)	(503,026)
Accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	(428,787)	—	(428,787)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(12,803,116)	$(10,798,650)	$(43,265,399)

Net loss per share - basic and diluted	$(0.35)	$(0.39)

Shares used to compute net loss per share - basic and diluted	37,070,406	27,378,293

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2002	—	$—	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	—	—

Balances as of December 31, 2002	—	$—	—	$—	—	$—	$—	$—	—

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2003	—	$—	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	(533,985)	(533,985)

Balances as of December 31, 2003	—	$—	—	$—	—	$—	$—	$(533,985)	$(533,985)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2004	—	$—	—	$—	—	$—	$—	$(533,985)	$(533,985)

Issuance of Common Stock in June for cash	—	—	—	—	2,483,610	2,484	(2,024)	—	460

Stock-based compensation	—	—	—	—	—	—	1,242	—	1,242

Net loss	—	—	—	—	—	—	—	(1,124,360)	(1,124,360)

Balances as of December 31, 2004	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock canceled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretions on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock canceled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balances as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Cumulative effect of reclassification of warrants	—	—	—	—	(468,071)	368,627	—	(99,444)

Balances as of January 1, 2009, as adjusted	—	—	24,830,932	24,831	19,929,718	(19,663,633)	13,566	304,482

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $781,122	—	—	5,009,000	5,009	4,489,117	—	—	4,494,126

Common Stock canceled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $534,028	—	—	3,308,335	3,308	3,582,802	—	—	3,586,110

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,620,488)	—	(10,620,488)

Accretion on Redeemable Convertible Preference Shares in Subsidiary	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Total comprehensive income (loss)						$(10,620,488)	$49,815	$(10,570,673)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2010	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Issuance of Units for cash in January, net of offering costs of $77,299	—	—	82,000	82	29,904	—	—	29,986

Restricted Stock issued for services in January, February and March	—	—	85,000	85	(85)	—	—	—

Issuance of Common Stock in March for cash upon exercise of options	—	—	14,542	15	15,768	—	—	15,783

Issuance of Common Stock in April for cash upon exercise of warrants	—	—	250,000	250	562,250	—	—	562,500

Restricted Stock issued to employees in April	—	—	6,250	6	(6)	—	—	—

Issuance of Common Stock in April for cash upon exercise of options, net of 12 shares forfeited in cashless exercise	—	—	13,486	13	(11)	—	—	2

Restricted Stock issued for services in April, May and June	—	—	85,000	85	(85)	—	—	—

Issuance of Common Stock in June for cash upon exercise of options, net of 2,803 shares forfeited in cashless exercise	—	—	44,711	45	18,146	—	—	18,191

Issuance of Units for cash in July, net of offering costs of $429,668	—	—	6,001,667	6,002	6,766,330	—	—	6,772,332

Issuance of warrants in July to a placement agent	—	—	—	—	51,140	—	—	51,140

Restricted Stock issued for services in July, August and September	—	—	62,000	62	(62)	—	—	—

Restricted Stock issued to employee in August for services provided as a contractor, net of 34,456 shares forfeited to cover income tax liability	—	—	40,544	40	(44,833)	—	—	(44,793)

Issuance of Common Stock in August and September on conversion of Redeemable Convertible Preference Shares in subsidiary, net of issuance costs of $8,636	—	—	787,062	787	1,113,246	—	—	1,114,033

Restricted Stock issued to directors in September	—	—	60,000	60	(60)	—	—	—

Issuance of Common Stock in September for cash upon exercise of options, net of 2,816 shares forfeited in cashless exercise	—	—	6,184	6	(6)	—	—	—

(table continues next page)

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(continued)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Restricted Stock issued to employee in October	—	—	50,000	50	(50)	—	—	—

Restricted Stock forfeited in October on termination of employee	—	—	(1,250)	(1)	1	—	—	—

Restricted Stock issued for services in October, November and December	—	—	98,283	98	(98)	—	—	—

Restricted Stock issued to employee in November	—	—	50,000	50	(50)	—	—	—

Issuance of Common Stock in November for cash upon exercise of options, net of 40,268 shares forfeited in cashless exercise	—	—	52,128	52	9,094	—	—	9,146

Issuance of warrants in December as a cost of obtaining a term loan	—	—	—	—	46,230	—	—	46,230

Stock-based compensation	—	—	—	—	1,296,734	—	—	1,296,734

Net loss	—	—	—	—	—	(12,087,381)	—	(12,087,381)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	—	—	—	—	—	(286,948)	—	(286,948)

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	—	—	—	—	—	(428,787)	—	(428,787)

Translation adjustment	—	—	—	—	—	—	224,496	224,496

Balances as of December 31, 2010	—	$—	41,175,464	$41,175	$38,881,075	$(43,265,399)	$287,877	$(4,055,272)

Total comprehensive income (loss)						$(12,087,381)	$224,496	$(11,862,885)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

Cash flows from operating activities:
Net loss	$(12,087,381)	$(10,620,488)	$(42,546,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,067	493,112	1,345,727
Non cash miscellaneous income	—	—	(5)
Stock-based compensation	1,296,734	838,952	3,825,217
Issuance of warrants for services	—	37,085	37,085
Unrealized (gain) loss on fair value of warrants, net	(555,144)	564,122	8,978
Exchange loss on issuance of Redeemable Convertible Preference Shares in Subsidiary	3,005	18,029	21,034
Unrealized gain on fair value of put option, net	(88,567)	—	(88,567)
Provision for excess and obsolete inventory	(11,524)	130,478	118,954
Equipment expensed as research & development costs	—	123,998	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Restricted cash	(100,651)	––	(100,651)
Accounts receivable	(519,914)	(218,098)	(778,769)
Inventories	(1,015,256)	56,824	(1,185,704)
Prepaid expenses and other current assets	(36,559)	(3,012)	(175,264)
Other assets	(72,868)	(42,209)	(130,872)
Accounts payable	(45,149)	337,363	1,197,659
Accrued rent	87,076	(21,135)	98,010
Accrued payroll	27,100	81,344	268,686
Accrued severance pay	(353,336)	371,596	18,260
Accrued vacation	34,133	(63,911)	151,711
Deferred revenue	25,000	––	25,000
Warranty reserve	36,850	—	36,850
Accrued other expenses	135,137	83,618	291,714
Net cash used in operating activities	(12,809,247)	(7,832,332)	(37,108,617)

Cash flows from investing activities:
Purchase of property and equipment	(1,120,808)	(263,291)	(2,360,124)

Net cash used in investing activities	(1,120,808)	(263,291)	(2,360,124)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(21,663)	(50,347)	(236,574)
Proceeds from issuance of term loan, net of issuance costs	1,842,760	––	1,842,760
Proceeds from issuance of notes payable	—	—	3,665,991
Repayments on notes payable	—	—	(510,000)
Net proceeds from issuance of Redeemable Convertible Preference Shares in subsidiary	733,066	1,116,887	3,789,953
Cost of converting Redeemable Convertible Preference Shares in subsidiary into Common Stock	(8,636)	—	(8,636)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	7,476,995	10,335,005	31,216,991
Payment of taxes for restricted stock forfeited	(44,793)	—	(44,793)

Net cash provided by financing activities	9,977,729	11,401,545	41,403,259

Effect of exchange rates on cash	208,628	50,304	275,423

Net increase (decrease) in cash and cash equivalents	(3,743,698)	3,356,226	2,209,941

Cash and cash equivalents at beginning of the period	5,953,639	2,597,413	—

Cash and cash equivalents at end of the period	$2,209,941	$5,953,639	$2,209,941

The accompanying notes are an integral part of these consolidated financial statements.

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

A summary of the Common Stock outstanding of WaferGen Bio-systems, Inc. subsequent to the above was as follows:

WaferGen Bio-systems, Inc. shares outstanding prior to the Merger	11,277,782
Shares issued to Wafergen, Inc. shareholders	8,214,523
Shares issued in the Offering	8,008,448
Shares canceled in accordance with the Split-off Agreement	(4,277,778)

Total shares outstanding	23,222,975

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

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd., will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and 23.5% of the preferred stock of this entity. See Note 6 below.

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

In total, the Company sold an aggregate of 3,390,335 shares of common stock and warrants to purchase 847,585 shares of common stock for $2.50 in the Second 2009 Offering, and received aggregate gross proceeds of $5,085,500. Of these totals, the Company sold 82,000 shares of common stock and 20,500 warrants for proceeds of $123,000 in the year ended December 31, 2010. The following reflects the breakdown of the components of gross proceeds from this offering:

Par value of common stock	$3,390
Paid-in capital	4,224,087
Derivative warrant instruments	858,023

Total	$5,085,500

The Company retained a selling agent in connection with this private placement offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agent a cash commission of $381,420 (of which $9,225 related to the closing in the year ended December 31, 2010), and the Company issued the selling agent warrants to purchase 100,742, 15,050 and 2,870 shares of common stock at an exercise price of $2.50 per whole share on the first, second and third closing, respectively. At initial issuance, the Company determined the total allocated fair value of the warrants to be $120,123 (of which $2,200 relates to warrants issued in the year ended December 31, 2010). The warrants issued to the selling agent have the same terms as the warrants issued to the investors in the Second 2009 Offering.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The warrants issued in the 2009 Offerings have a term of five years and are subject to weighted average anti-dilution protection in the event the Company subsequently issues shares of its common stock, or securities convertible into shares of common stock, for a price per share less than the exercise price of the warrants. The warrants are immediately exercisable and under certain circumstances will be exercisable using cashless exercise. In connection with the closing of each private placement, the Company entered into registration rights agreements with the investors purchasing units in the offerings. Both purchase agreements for the units contains certain negative covenants that restrict: (i) for 180 days after the closing the ability of the Company and its subsidiaries to issue shares of common stock or equivalents (subject to certain exempt issuances), and (ii) for 24 months after closing, the ability of the Company to enter into variable rate transactions. The investors are also entitled to “piggyback” registration rights.

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

Subject to certain ownership limitations, the warrants issued in the July 2010 Offering were exercisable immediately and will expire five years from the date the warrants of issuance. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but contain no anti-dilution provisions that would prevent them from being considered indexed to the Company’s own stock, so they are all accounted for within Stockholders’ Equity, with no derivative liability to be accounted for.

The Company retained a selling agent in connection with this registered direct offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agents an aggregate fee equal to 6.0% of the gross proceeds received in the offering, subject to certain exceptions. In addition, the Company granted to the selling agents or their designees warrants to purchase an aggregate of 203,500 shares of the Company’s common stock at an exercise price of $1.50 per whole share. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.03, estimated volatility of 44.46%, a risk-free interest rate of 1.40%, a zero dividend rate and an expected term of four years, the Company determined the total allocated fair value of the warrants to be $51,140. Other than the exercise price, the warrants issued to the selling agents have substantially the same terms as the warrants issued to the investors in the July 2010 Offering.

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

Restricted Cash.  Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At December 31, 2010, we maintained a certificate of deposit which serves as collateral for corporate credit cards.

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

Fair Value of Financial Instruments.  The carrying amounts of accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued rent, accrued payroll, accrued severance pay, accrued vacation, deferred revenue, warranty reserve and other accrued expenses approximate fair value due to the short-term maturities of these instruments.

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

The Company generally requires no collateral from its customers. At December 31, 2010, four customers accounted for 39%, 26%, 19% and 10% of accounts receivable. At December 31, 2009, four different customers accounted for 30%, 29%, 28% and 12% of accounts receivable. For the year ended December 31, 2010, three customers accounted for 40%, 15% and 12% of total revenues. For the year ended December 31, 2009, one of these customers accounted for 18% of our revenue, and three different customers accounted for 20%, 20% and 19% of total revenues.

Accounts Receivable.  An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based on management’s estimate that the balance at December 31, 2010 and 2009 is fully collectible.

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

Deferred Financing Costs.  Costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense using the effective interest method. The unamortized amounts are included in other assets.

Impairment of Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the assets carrying value over its fair value. No assets were determined to be impaired in 2010 and 2009.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Accounting for deferred tax represents the best estimate of the likely future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns and their future probability. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Government Grants.  Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose.

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

Revenue from multi-deliverable arrangements is recognized for each element on delivery of product or completion of service. A typical multi-deliverable arrangement would be the shipment of capital equipment to a customer, followed by the delivery of services or of expendable equipment, provided such delivery is both probable and substantially within the Company’s control. Revenue for each deliverable is allocated based on full list selling prices, although if none of the deliverables is disproportionately discounted relative to the overall discount, this allocation is approximated by using the actual selling price of each deliverable to the customer. The actual cost of revenue for each deliverable is recognized when the revenue for that deliverable is recognized.

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

The weighted-average grant date fair value of options awarded in the years ended December 31, 2010 and 2009, respectively, were $0.70 and $0.56. These fair values were estimated using the following assumptions:

	Year Ended December 31,
	2010	2009

Risk-free interest rate	1.05% - 2.51%	1.31% - 2.97%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.40% - 43.01%	40.04% - 42.22%
Dividend yield	0%	0%

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

Warrant Derivative Revaluation.  The Company, beginning effective January 1, 2009, recognizes the fair value of warrants with anti-dilution provisions as liabilities. Warrants are valued when initially issued, and the liability is offset against additional paid in capital. Warrants are also revalued at each reporting date, and the change in their respective fair values is recorded as an unrealized gain or loss within other income and expenses in the statement of operations. The cumulative effect of the change in accounting for these instruments was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009, and the transfer of the fair value of derivative warrant instruments as of January 1, 2009, from additional paid-in capital to warrant derivative liability. The Company determines the fair values of these securities using a Monte Carlo Simulation approach, with key input variables provided by management.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Fair values at measurement dates during the years ended December 31, 2010 and 2009, were estimated using the following assumptions:

	Year Ended December 31,
	2010	2009

Risk-free interest rate	0.47% - 2.16%	1.16% - 2.20%
Expected remaining term	1.91 - 4.00 Years	2.71 - 4.00 Years
Expected volatility	43.83% - 92.67%	43.26% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10% - 15%	15%

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

Warranty Reserve.  Our standard warranty agreement is one year from shipment of certain products. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

No adjustment has been made to the net loss for charges, gains, losses and accretion related to RCPS, as the effect would be anti-dilutive due to the net loss. The following outstanding stock options, warrants, restricted stock (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of RCPS were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Shares issuable upon exercise of common stock options	1,035,155	1,409,279

Shares issuable upon exercise of common stock warrants	182,929	96,125

Shares issuable upon vesting of restricted stock	30,784	––

Shares issuable upon conversion of RCPS	3,150,123	1,095,909

Total common share equivalents excluded from denominator for diluted EPS computation	4,398,991	2,601,313

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

The Company adopted ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” on October 1, 2010, with effect retrospective to January 1, 2010, the first day of the Company’s 2010 fiscal year. This guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operations, and had no impact on prior periods, as we had no multi-deliverable arrangements prior to December 2010, however it did require the Company to make additional disclosures.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 3.  Inventories

Inventories consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Finished goods	$1,143,204	$170,448

Less allowance for excess and obsolete inventory	(118,954)	(130,478)

Inventories, net	$1,024,250	$39,970

NOTE 4.  Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Equipment	$2,153,242	$1,154,406
Tools and molds	73,067	72,437
Leasehold improvements	104,552	63,470
Furniture and fixtures	150,773	42,570

Total property and equipment	2,481,634	1,332,883

Less accumulated depreciation and amortization	(1,289,794)	(890,887)

Property and equipment, net	$1,191,840	$441,996

Depreciation and amortization expense totaled $432,067 and $493,112 for the years ended December 31, 2010 and 2009, respectively, and $1,345,727 for the period from inception to December 31, 2010.

Equipment includes the following amounts under capital leases at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Cost	$47,162	$178,712
Accumulated depreciation	(47,162)	(168,886)

Total	$––	$9,826

NOTE 5.  Long Term Obligations

On December 7, 2010, the Company entered a $2,000,000 Loan and Security Agreement (“LSA”) with Oxford Finance Corporation (“Oxford”). Borrowings under this term loan are at an interest rate of approximately 13%, and for the first six months, interest only is repayable, after which the balance of principal and interest are repayable in equal monthly installments over a thirty month period. The Company granted Oxford a first priority security interest in all of its assets.

The Company issued a total of 95,368 warrants to Oxford in connection with the LSA. These warrants have a term of five years, and an exercise price of $1.468. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.41, an expected term of four years, estimated volatility of 43.96%, a zero dividend rate and a risk-free interest rate of 1.305%, the Company determined the total allocated fair value of the warrants to be $46,230.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Further, the Company incurred initial costs of $157,240 to obtain the LSA, and a fee of $95,000 will be payable to Oxford on termination.

Deferred financing costs consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Debt issuance costs	$298,470	$––

Less accumulated amortization	(10,885)	––

Debt issuance costs, net	$287,585	$––

Non-cash interest expense totaled $10,885 for the year ended December 31, 2010.

The Company leases its office space for use in its operations under non-cancellable operating leases that expire in April 2015 and December 2013. The Company leases equipment under a capital lease that expires in August 2011.

Aggregate future minimum obligations for leases and the term loan in effect as of December 31, 2010 are as follows:

	Operating Leases	Capital Leases	Term Loan

Year ending December 31,
2011	$435,513	$9,117	$657,636
2012	477,722	––	941,470
2013	500,745	––	863,014
2014	487,324	––	—
2015	168,837	––	—

Total minimum obligations	$2,070,141	9,117	2,462,120

Less amounts representing interest		(265)	(462,120)

Present value of future minimum payments		8,852	2,000,000

Less current portion of long term obligations		(8,852)	(410,532)

Long term obligations, less current portion		$––	$1,589,468

Rent expense totaled $504,777 and $210,009 for the years ended December 31, 2010 and 2009, respectively, and $1,199,044 for the period from inception to December 31, 2010.

Interest expense related to capital leases totaled $1,272 and $5,495 for the years ended December 31, 2010 and 2009, respectively, and $24,631 for the period from inception to December 31, 2010.

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

Following these modifications, the rights of the holders of RCPS include, but are not limited to, the right:

(a) to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 that the share price of the Company’s common stock is below $2.25, to redeem for cash (or, for Series A, at the Company’s option, and for Series B, at the holder’s option, shares of Company common stock of equivalent value) the amount originally invested in USD plus a premium of 6% (for Series A) or 8% (for Series B), compounded annually, with yearly rests (each year’s accrued interest would be forfeited in the event of redemption prior to the anniversary of the initial investment);

(b) to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B RCPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock is less than US$2.647, then the holder shall exchange RCPS at an exchange rate equal to 85% of such 10-day average closing price. This option expires on May 8, 2013, for MTDC’s Series A RCPS, and on April 3, 2014, for PMSB’s Series B RCPS;

(c) to convert their RCPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of three ordinary shares per $100 invested in RCPS;

(d) to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011, for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM of approximately $2.5 million);

(e) of first offer on any transfers or new issuance of subsidiary shares (for Series A only); and

(f) for each of Series A and Series B RCPS, to appoint one of the seven directors of the subsidiary.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

On August 1, 2010, an event occurred affording the investors in Series B RCPS the option to convert their holdings into a number of shares in the Company at an exchange rate equal to 85% of the previous 10 days’ average closing price. This beneficial conversion feature was recorded as a put option derivative liability and a reduction in RCPS, which was immediately amortized as accretion expense. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.21, an exercise price of $0.9894, estimated volatility of 64.30%, a risk-free interest rate of 0.14%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the put option derivative liability to be $428,787.

On August 17, 2010, EEV provided notice of exercise of its option to exchange its holding of 222,222 Series B RCPS for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.25, an exercise price of $1.0906, estimated volatility of 64.02%, a risk-free interest rate of 0.16%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to EEV’s shares to be $73,105, and for the remaining RCPS to be $208,077.

On September 29, 2010, KMP provided notice of exercise of its option to exchange its holding of 188,057 Series B RCPS for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.51, an exercise price of $1.2878, estimated volatility of 50.94%, a risk-free interest rate of 0.12%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to KMP’s shares to be $73,027, and for the remaining RCPS to be $172,588.

On December 31, 2010, the Company revalued the put option liability utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.22, an exercise price of $1.0217, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected term of one day, and determined the fair value of the remaining put option derivative liability to be $194,088.

WGBM is authorized to issue 200,000,000 RCPS with a par value of RM0.01. There were 1,743,611 RCPS (including 410,279 held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at December 31, 2010, and 1,410,278 RCPS (none of which was held by the Company) issued and outstanding at December 31, 2009.

The balance in RCPS comprises the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	45,416	25,416
Accretion of redemption premium	283,717	154,450

Total Series A RCPS	2,269,133	2,119,866

SERIES B
Proceeds from issuance of RCPS	1,000,000	1,155,099
Issuance costs	(23,763)	(38,212)
Exchange loss on issuance	—	18,029
Accretion of issuance costs	15,073	4,538
Accretion of redemption premium	77,033	31,674

Total Series B RCPS	1,068,343	1,171,128

Total RCPS	$3,337,476	$3,290,994

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

In January, 2007, the Company’s Board of Directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan was to provide an incentive to retain the employment of directors, officer, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons into the Company’s development and financial success. Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan initially authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. On December 4, 2009, the Company’s stockholders approved an amendment to the 2008 Plan following approval of the 2008 Plan by the Board of Directors, adding an additional 1,500,000 shares, bringing the total to 3,500,000 shares of our common stock available for issuance under the 2008 Plan. On September 16, 2010, the Company’s stockholders approved a further amendment to the 2008 Plan following approval of the 2008 Plan by the Board of Directors, adding an additional 3,000,000 shares, bringing the total to 6,500,000 shares of our common stock available for issuance under the 2008 Plan. Notwithstanding the foregoing, no more than 3,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units. The number of shares of our common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in our common stock or our capital structure. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of stock option and restricted stock transactions is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Options	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2009	734,500	3,686,700	$1.4505	22,383	$1.0432
2008 Plan Amendment	1,500,000	—	$—	—	$—
Granted	(1,257,000)	1,127,000	$1.6207	130,000	$2.0154
Exercised	—	(38,819)	$1.0298	—	$—
Vested	—	—	$—	(144,175)	$1.9163
Forfeited	310,479	(393,135)	$1.5072	—	$—
Canceled	150,000	(232,344)	$2.7135	—	$—

Balance at December 31, 2009	1,437,979	4,149,402	$1.4246	8,208	$1.1055
2008 Plan Amendment	3,000,000	—	$—	—	$—
Granted	(2,569,033)	1,997,500	$1.7249	571,533	$1.6768
Exercised	—	(176,950)	$0.6912	—	$—
Vested	—	—	$—	(416,535)	$1.6809
Forfeited	228,042	(276,226)	$1.7863	(1,250)	$2.3900
Canceled	94,833	(149,833)	$2.0310	(34,456)	$1.5927

Balance at December 31, 2010	2,191,821	5,543,893	$1.5218	127,500	$1.6422

The weighted average fair value of options granted in the years ended December 31, 2010 and 2009, was $0.70 and $0.56, respectively. The fair value of options vested in the years ended December 31, 2010 and 2009, was $666,656 and $528,804, respectively.

The following table summarizes information concerning outstanding options as of December 31, 2010:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
			Number	Average	Weighted	Number	Average	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise			as of	Contractual	Exercise	as of	Contractual	Exercise
Prices			December 31, 2010	Life (in Years)	Price	December 31, 2010	Life (in Years)	Price

$0.0002	-	$0.0185	161,973	3.47	$0.0075	161,973	3.47	$0.0075
$0.1482	-	$0.4630	346,336	2.54	$0.3403	346,112	2.54	$0.3402
$0.6000	-	$1.0000	249,500	4.18	$0.9359	186,022	3.96	$0.9140
$1.1000	-	$1.6500	2,763,000	5.29	$1.4362	1,319,123	4.32	$1.4381
$1.7600	-	$2.3900	2,023,084	5.76	$2.0344	1,008,481	4.74	$2.1190

			5,543,893	5.19	$1.5218	3,021,711	4.19	$1.4307

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $603,743 and $571,721, respectively. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The Company received $122,308 for the 176,950 options exercised during the year ended December 31, 2010, which had an intrinsic value of $189,881. The Company received $39,976 for the 38,819 options exercised during the year ended December 31, 2009, which had an intrinsic value of $39,855.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The amounts expensed for stock-based compensation totaled $1,296,734 and $838,952 for the years ended December 31, 2010 and 2009, respectively, and $3,825,217 for the period from inception to December 31, 2010. The sums expensed include $688,585 and $262,000 for restricted stock awards to consultants in the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,362,915. This cost is expected to be recognized over an estimated weighted average amortization period of 3.01 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the year ended December 31, 2010, a $555,144 decrease in the fair value of the warrant derivative liability was recorded as an unrealized gain on the fair value of warrants, net. During the year ended December 31, 2009, a $564,122 increase in the fair value of the warrant derivative liability was recorded as an unrealized loss on the fair value of warrants, net.

The fair value of warrants ranged from $0.32 to $0.69 at December 31, 2010, and from $0.52 to $0.97 at December 31, 2009. A summary of activity in warrant derivative liabilities is included in Note 10.

A summary of outstanding common stock warrants as of December 31, 2010 is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common Stock	44,401	––	$1.410	March 2012
Common Stock	95,368	––	$1.468	December 2015
Common Stock	203,500	––	$1.500	July 2015
Common Stock	3,000,830	––	$1.550	July 2015
Common Stock	1,944,651	1,944,651	$1.800	June and August 2014
Common Stock	1,078,401	1,078,401	$2.240	December 2014 and January 2015
Common Stock	2,666,459	––	$2.250	May and June 2012
Common Stock	841,885	841,885	$2.260	May 2013
Common Stock	200,000	—	$3.000	December 2014 and November 2015

Total	10,075,495	3,864,937

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2010, had an exercise price of $2.24 and entitled the holders thereof to purchase an aggregate of 1,078,401 shares.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2010, had an exercise price of $1.80 and entitled the holders thereof to purchase an aggregate of 1,944,651 shares.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2010, had an exercise price of $2.26 and entitled the holders thereof to purchase an aggregate of 841,885 shares.

The 95,368 warrants expiring in December 2015 were issued in December 2010 in conjunction with obtaining a term loan (see Note 5).

The exercise price of 50,000 warrants expiring in December 2014 was amended from $3.25 to $3.00 in the second quarter of 2010. The change in their fair value was not significant, and no expense was recorded.

NOTE 9.  Cash Flow Information

Cash paid during the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010, is as follows (interest paid in the year ended December 31, 2010, excludes payments for initial costs totaling $157,240 relating to the term loan from Oxford, which are being amortized as interest expense over the term of the loan, as described in Note 5):

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

Interest	$2,736	$9,204	$45,277

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010, is as follows:

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	$286,948	$178,162	$503,026

Recording of put option liability and accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	$428,787	$—	$428,787

Exchange of Common Stock for Redeemable Convertible Preference Shares in subsidiary	$1,122,669	$—	$1,122,669

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Issuance of warrants with term loan	$46,230	$—	$46,230

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$—	$51,446

Property and equipment acquired with capital leases	$—	$—	$256,326

Inventory transferred to Property and equipment	$42,500	$—	$42,500

Issuance to placement agents of warrants classified as derivative liabilities	$2,200	$286,315	$288,515

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents, including restricted cash	$2,310,592	$—	$—	$2,310,592

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$2,240,962	$2,240,962

Put option derivative liability	$—	$—	$194,088	$194,088

The following table sets forth a reconciliation of changes in the year ended December 31, 2010, in the fair value of warrant derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$2,778,191
Additions - fair value of warrants issued in January 2010	17,915
Change in unrealized (gains) losses, net (1)	(555,144)
Transfers	—
Balance at December 31, 2010	$2,240,962
__________

(1)	Reported in other income and expenses in the Consolidated Statements of Operations.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following table sets forth a reconciliation of changes in the year ended December 31, 2010, in the fair value of put option derivative liabilities classified as level 3 in the fair value hierarchy:

Balance at January 1, 2010	$––
Additions - fair value of put option on August 1, 2010	428,787
Change in unrealized (gains) losses, net (2)	(88,567)
Settlements	(146,132)
Balance at December 31, 2010	$194,088
__________

(2)	Reported in other income and expenses in the Consolidated Statements of Operations.

NOTE 11.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010:

Period From
October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Current	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Provision for income taxes	$—	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate 34% to the net loss before provision for income taxes for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010, is as follows:

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

Provision for income taxes at federal statutory rate	$(4,109,710)	$(3,610,966)	$(14,478,605)
Federal research and development tax credits	(243,728)	(155,210)	(838,117)
Expenses not deductible	(78,682)	392,386	911,590
Foreign loss taxed at lower rates	57,721	44,792	167,287
Change in federal valuation allowance	4,374,399	3,328,998	14,237,845

Provision for income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The components of the deferred tax assets as of December 31, 2010 and 2009, are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$14,953,083	$9,703,709
Capitalized start-up cost and research and development cost	763,901	851,082
Research and development tax credit	1,514,570	973,788
Depreciation on property and equipment	110,209	38,410
Reserves and accruals	146,734	201,797

Total deferred tax asset	17,488,497	11,768,786

Valuation allowance	(17,488,497)	(11,768,786)

Net deferred tax assets	$—	$—

The following deferred income taxes were provided for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010:

			Period From
			October 22, 2002
	Year Ended December 31,		(Inception) to
	2010	2009	December 31, 2010
Deferred tax assets:
Net operating loss carry-forwards	$5,249,374	$3,090,184	$14,953,083
Capitalized start-up cost and research and development cost	(87,181)	(64,317)	763,901
Research and development tax credit	540,782	273,242	1,514,570
Depreciation on property and equipment	71,799	25,807	110,209
Reserves and accruals	(55,063)	119,848	146,734
Valuation allowance	(5,719,711)	(3,444,764)	(17,488,497)

Net deferred income taxes	$—	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits.

At December 31, 2010, the Company had federal and state net operating loss carry-forwards ("NOLs")of approximately $35,300,000 and foreign operating loss carry-forwards of approximately $2,100,000. The federal, state, and foreign NOLs will expire in various periods through 2030. We may never be able to utilize any of the state NOLs due to the California Budget Act of 2010, Section 870, enacted on October 8, 2010, which suspended the utilization of NOLs for California state tax.

At December 31, 2010, the Company had federal and state research and development tax credits of approximately $700,000 and $800,000, respectively. The federal research and development tax credits will expire in various periods through 2030 and the California state research and development tax credit can be carried forward indefinitely.

Utilization of NOLs may be subject to substantial limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of NOLs and tax credits before utilization.

Tax years that remain open for examination are 2006, 2007, 2008, 2009 and 2010.

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

Revenue by geographic areas for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009

North America	$602,474	$346,185
Asia	1,019,293	1,035
Europe	545,522	32,153

Total revenue	$2,167,289	$379,373

Long-lived assets by geographic areas as of December 31, 2010 and 2009, are as follows:

	2010	2009

United States	$1,040,098	$287,770
Malaysia	151,742	154,226

Total long-lived assets	$1,191,840	$441,996

NOTE 13.  Contingencies

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it, in excess of established reserves, in the aggregate, not to be material to its consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income for such period.

WAFERGEN BIO-SYSTEMS, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 14.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2010 and 2009 is as follows:

	Year Ended December 31, 2010
	First	Second	Third	Fourth

Revenue	$389,785	$431,894	$633,241	$712,369
Gross margin	$253,930	$296,000	$321,194	$434,099
Unrealized gain (loss) on fair value of warrants, net	$(1,886,692)	$3,567,168	$(1,665,950)	$540,618
Net loss	$(4,529,265)	$724,496	$(5,224,763)	$(3,057,849)
Net loss applicable to common stockholders	$(4,594,788)	$645,706	$(5,732,701)	$(3,121,333)
Net loss per share - basic and diluted	$(0.14)	$0.02	$(0.14)	$(0.08)

	Year Ended December 31, 2009
	First	Second	Third	Fourth

Revenue	$41,838	$68,918	$78,860	$189,757
Gross margin	$26,006	$(55,014)	$11,963	$133,377
Unrealized gain (loss) on fair value of warrants, net	$13,743	$34,325	$(548,451)	$(63,739)
Net loss	$(1,764,057)	$(2,836,659)	$(3,012,482)	$(3,007,290)
Net loss applicable to common stockholders	$(1,799,057)	$(2,873,075)	$(3,056,158)	$(3,070,360)
Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.11)	$(0.10)

NOTE 15.  Subsequent Events

During the first quarter of 2011, the Company’s Malaysian subsidiary received $5,000,000, less issuance costs, in exchange for the issuance of Series C RCPS. WGBM sold 3,233,734 Series C RCPS in the private placement at the U.S. dollar equivalent of $1.55 per share to MTDC, which was also granted an option to purchase a further 1,077,911 shares at the U.S. dollar equivalent of $2.32 per share. Shares of Series C RCPS are convertible into shares of the Company’s common stock at a ratio of one for one.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

The first material weakness described above was previously identified in Item 9A(T) in our Amended Report on Form 10K/A for the year ended December 31, 2009, which also identified two other material weaknesses, one with respect to our ability to design or otherwise maintain adequate controls to ensure that we adopt new accounting policies with respect to non-routine matters, and one with respect to have insufficient documentation of our information technology general control environment. Both of these material weaknesses have been remediated.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is in the process of addressing its material weaknesses in an effort to improve its system of internal control over financial reporting through the following actions:

1.
We have introduced and maintained employee access restrictions within our accounting system, in accordance with the formally adopted Financial Delegation Policy, which is kept up to date. Further, we have formalized procedures for independent review and approval. Nevertheless, as a small company, we do not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function, and we remain reliant on management oversight.

2.	We have provided technical training to our accounting personnel relating to the appropriate accounting requirements for Redeemable Convertible Preference Shares in our subsidiary.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except:

1.
We have hired a full-time IT employee, and we have now designed and documented procedures addressing our information technology general controls and management information systems. This control improvement was implemented to address a material weakness identified by management relating to insufficient documentation of our information technology general control environment, and this control improvement has been operating effectively for a sufficient period to address the material weakness that was first identified by management in the year ended December 31, 2009.

2.
We have provided technical training to our accounting personnel relating to the appropriate accounting requirements for Redeemable Convertible Preference Shares. This control improvement was implemented to address a material weakness identified by management relating to reliance on our external auditors to review and adjust the Company’s accounting and related financial disclosures regarding the Redeemable Convertible Preference Shares in our subsidiary, but it has not yet been operating effectively for a sufficient period to address the material weakness that was first identified by management in the three months ended September 30, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2010.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2010.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2010.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.		8-K		2.1	6/5/2007

2.2	Certificate of Merger of WaferGen Acquisition Corp. with and into WaferGen, Inc., dated May 31, 2007		8-K		2.2	1/16/2008

3.1	Certificate of Incorporation of WBSI		SB-2		3.1	8/9/2006

3.2	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007		8-K		3.1	2/1/2007

3.3	Bylaws of WBSI		SB-2		3.2	8/9/2006

4.1	Lockup Agreement dated January 14, 2008, among WBSI, Rodman & Renshaw LLC and R&R Biotech Partners LLC		SB-2/A		4.1	1/16/2008

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock		10-K	12/31/09	10.1	3/22/10

10.2	Form of Common Stock Purchase Warrant issued to investors in a private placement, the initial closing of which was held on May 31, 2007		8-K		10.21	6/5/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007		8-K		10.22	6/5/2007

10.4 †	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji		8-K		10.26	6/5/2007

10.5	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto		8-K		10.1	5/21/2008

10.6	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

10.7 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.8 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.9	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.10	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.11	Put Option Agreement dated May 28, 2008, by and among Alnoor Shivji and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	9/30/2008	10.3	11/14/2008

10.12 †	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji		10-K	12/31/2008	10.39	3/27/2009

10.13	Form of WBSI Distribution Agreement		10-K	12/31/2008	10.42	3/27/2009

10.14	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.15	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.16	Form of Put Option Agreement dated April 3, 2009, by and among Alnoor Shivji and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.3	4/14/2009

10.17	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.18	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.5	8/10/2009

10.19	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

10.20	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.21	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

10.22 †	Employment Separation Agreement, dated June 17, 2009, by and among Amjad Huda and WaferGen Bio-systems, Inc.		10-K	12/31/09	10.22	3/22/10

10.23 †	Employment Separation Agreement, dated June 17, 2009, by and among Victor Joseph and WaferGen Bio-systems, Inc.		10-K	12/31/09	10.23	3/22/10

10.24	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.25	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.26	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.3	11/13/2009

10.27	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.28 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha		10-Q	9/30/2009	10.5	11/13/2009

10.29	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.30	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.58	3/2/2010

10.31	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

10.32	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.33	Securities Purchase Agreement, dated July 1, 2010, between WaferGen Bio-systems, Inc. and each investor party thereto in connection with the Company’s July 2010 offering of units of securities		8-K		10.1	7/8/2010

10.34	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

10.35	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

10.36 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	9/22/2010

10.37 †	Employment Agreement, effective September 3, 2010, by and between the Company and Donald Huffman		10-Q	9/30/2010	10.2	11/15/2010

10.38	Loan and Security Agreement, dated December 7, 2010, between Oxford Finance Corporation, Wafergen Inc. and WaferGen Bio-systems, Inc.		8-K		10.1	12/13/2010

10.39	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

10.40	Share Subscription Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.1	12/15/2010

10.41	Put Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.2	12/15/2010

10.42	Amended and Restated Shareholders’ Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Prima Mahawangsa Sdn. Bhd.		8-K		10.3	12/15/2010

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ ALNOOR SHIVJI
Date: March 31, 2011		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2011
/s/ DONALD HUFFMAN
Donald Huffman	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2011
/s/ ROBERT CORADINI
Robert Coradini	Director	March 31, 2011
/s/ DR. ROBERT HARIRI
Dr. Robert Hariri	Director	March 31, 2011
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 31, 2011
/s/ JOEL KANTER
Joel Kanter	Director	March 31, 2011
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 31, 2011

Dr. Timothy Triche	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

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