Form 10-K/A
period 2010-12-31
WaferGen Bio-systems, Inc.
filed 2011-05-02
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 000-53252

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2011, the registrant had a total of 41,431,541 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Report”) in order to include the information required in Part III of Form 10-K that was previously omitted in reliance on General Instruction G to Form 10-K. General Instruction G permits registrants to incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the registrant’s fiscal year, or to include such information in an amendment to its Form 10-K filed within such 120-day period. The Company is filing the Amended Report because the definitive proxy statement for the Company’s annual meeting in 2011 will not be filed 120 days after the end of the Company’s fiscal year. As required by the rules of the Securities and Exchange Commission (the “SEC”), this Amended Report includes new certifications of our principal executive officer and principal financial officer, as set forth in Exhibits 31.3 and 31.4 to this Amended Report.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers, as well as certain additional officers of our Company:

Name	Age	Position
Alnoor Shivji	54	Chief Executive Officer, President and Chairman of the Board
Robert Coradini	51	Director
Dr. Robert J. Hariri	52	Director
Dr. R. Dean Hautamaki	48	Director
Makoto Kaneshiro	52	Director
Joel Kanter	54	Director
Dr. Timothy Triche	66	Director
Mona Chadha	51	Chief Operating Officer, Executive Vice President, Marketing and Business Development and Secretary
Donald Huffman	64	Chief Financial Officer
David Gelfand	66	Chief Scientific Officer
Janet Lankard	52	Senior Vice President, Worldwide Sales and Support

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

Directors and Executive Officers

Alnoor Shivji, Chief Executive Officer, President and Chairman of the Board.  Mr. Shivji is a co-founder of WaferGen and has served as its Chief Executive Officer and President since April 1, 2003, and as Chairman of the Board since October 2002. Between December 2003 and July 2006, he was also the Investment Director at VPSA, Inc. in Paris, France, and between October 2001 and February 2002, he was the President and Chief Executive Officer of Redwave Networks, Inc. From April 2001 to August 2001, Mr. Shivji was President of Metro Switching Division of Ciena Corp. Between August 1998 and March 2001, he was the Founder, President and Chief Executive Officer of Cyras SysteMs. He co-founded Fiberlane Communications, Inc. and was President of Fiberlane Communications (Canada), Inc. from December 1996 to April 1998. Mr. Shivji also co-founded Osiware, an enterprise software company sold to Infonet Services Corporation, which was later bought by BT Group plc. Currently, he is a General Partner with Global Asset Capital, a venture capital firm with which he has been associated since March 2002, and has a long history advising and investing in Silicon Valley startups. Mr. Shivji has a BS degree from University of British Columbia.

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

Dr. R. Dean Hautamaki, Director.  Dr. Hautamaki has served as our director since May 2007. Dr. Hautamaki is a practicing physician and since January 2005 has been the Assistant Clinical Professor of Medicine at the Florida State University College of Medicine in Tallahassee, Florida. From September 2003 to December 2005, Dr. Hautamaki was the Chairman of the Department of Medicine at Sarasota Memorial Hospital in Sarasota, Florida. From September 1997 through December 2005, he was a partner at Lung Associates of Sarasota in Sarasota, Florida. Dr. Hautamaki has authored over 12 papers and presented in several conferences.

Makoto Kaneshiro, Director.  Mr. Kaneshiro has served as our director since March 2005. Mr. Kaneshiro is a founding member of Genetic Devices, Co., Ltd. in Japan and prior to that was the Executive Director of Overseas Investment for CSK Venture Capital Co., Ltd., where he had been since 2001. Previously, Mr. Kaneshiro was Executive Vice President of Sega.com and Sega of America. Before Sega, he was a member of the business development and corporate planning team of Sony Corporation of America. From 2003 to 2004, Mr. Kaneshiro was a member of the Board of Directors of Sega Corporation which was a publicly traded company in Japan. He holds an MBA from Yale University.

Joel Kanter, Director.  Joel Kanter has served as our director since June 2007. He has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies and institutional financing to mature enterprises. He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Mr. Kanter currently serves on the Board of Directors of several public companies, including Magna-Lab, Inc., Medgenics, Inc., and Vyteris, Inc., as well as a number of private concerns. Mr. Kanter has a B.A. in Political Science and a B.S. in Psychology from Tulane University.

Dr. Timothy Triche, Director.  Dr. Triche has served as our director since February 2011. Dr. Triche also serves on our Scientific Advisory Board, which he joined in June 2010. Dr. Triche serves as director of the Center of Personalized Medicine at the University of Southern California. From July 1988 to July 2010, Dr. Triche was the Chair of Pathology at the Children’s Hospital Los Angeles, California. Dr. Triche serves as Chairman of the Board of Directors of Genome DX and Novelix, and serves on the Board of Directors of LTC and NanoValent. Dr. Triche has an A.B. degree in physics and biology from Cornell University and an M.D. and Ph. D. in medicine from Tulane University Medical Center.

Mona Chadha, Executive Vice President of Marketing and Business Development, Chief Operating Officer and Secretary.  Ms. Chadha joined us in 2006 as Vice President, Marketing and Business Development and was promoted to Chief Operating Officer in February 2010. Ms. Chadha has over 15 years of experience in global product commercialization for leading biotechnology companies. From July 2003 through July 2006, she was the Associate Director of Technology Marketing at Nektar Therapeutics, where she led the company’s repositioning and branding efforts and co-marketing of inhaled insulin. She spent nine years with Applied Biosystems Group (Applera Corporation), from 1993 through 2001, in multiple top tier jobs, including Product Manager, Senior Product Manager and Product Line Manager. Before joining Applied Biosystems, she was with CLONTECH Laboratories, Inc. during 1992 and 1993 as product manager and worked between 1988 and 1992 at Pharmacia LKB Biotechnology, Inc. as a Technical Specialist and Marketing Applications Specialist. She holds a double Masters degree in Cell Biology and Anatomy from Columbia University and Microbiology from India. She also completed the Executive Marketing Management Certificate Program at Stanford University.

Donald Huffman, Chief Financial Officer.  Mr. Huffman has served as our Chief Financial Officer since September 2010.  Mr. Huffman brings more than 30 years of corporate development and senior financial management experience to WaferGen.  Prior to joining the Company, Mr. Huffman served from October 2008 until September 2010 as the chief financial officer of Asante Solutions, Inc., a late stage start-up medical device company.  From July 2006 to October 2008, he served as chief financial officer of Guava Technologies, Inc. (now a unit of Merck), a medical technology company with domestic and international operations.  From October 2004 to July 2006, he served as chief financial officer and principal of Sanderling Ventures, a $900 million biomedical venture capital firm.  He also served as chief financial officer of EndoSonics Corporation (now Volcano Corporation) from 1995 to 1998, a manufacturer of medical devices for cardiology, where he assisted in completing a successful follow-on public offering; the acquisition of another public device company to broaden the product line; and the IPO spinoff of a subsidiary.  Mr. Huffman received his B.S. from Pennsylvania State University and his M.B.A. in Finance and Accounting from the State University of New York at Buffalo. He also completed the Financial Management Program at the Stanford University Graduate School of Business.

Other Officers

David Gelfand, Chief Scientific Officer.  Dr. Gelfand joined us in 2007 as Chief Scientific Officer. Between October 2005 and August 2006, Dr. Gelfand worked as a consultant in the fields of molecular diagnostics, nucleic acid amplification, DNA sequencing and genotyping. From December 1991 to October 2005, Dr. Gelfand worked for Roche Molecular Systems, Inc., performing in vitro molecular diagnostics tests, discovery research and development for molecular research reagents. While at Roche Molecular Systems, Inc., Dr. Gelfand was vice president of the discovery research division and a director of the program in core research where he was also recognized for his leading role in the emergence and evolution of DNA sequencing. He received his Ph.D. in Biology from University of California, San Diego. Dr. Gelfand is one of the pioneers of PCR having helped develop the technique while at Cetus Corporation in the 1980s. Dr. Gelfand holds 50 patents and in 1990, was the recipient of the US Distinguished Inventor Award for Taq DNA Polymerase.

Janet Lankard, Senior Vice President, Worldwide Sales and Support.  Ms. Lankard joined us in 2010 with more than 20 years of award-winning sales and executive management experience from several biotechnology companies where she was recognized for her outstanding achievements, including sales of PCR and other gene analysis technologies. Most recently at VisEn Medical Inc., where she served as Vice President Sales and Technical Collaborations, Janet executed global sales, business development and the promotional strategy for commercialization and launch of a proprietary molecular tomography system. Prior to VisEn, at Applied Biosystems (now Life Technologies), she was recognized as National Sales Professional of the year and overachieved quota seven consecutive years, including sales of Real-Time PCR instrumentation and assays. During her years at Affymetrix, a microarray manufacturer, she was recognized as Regional Sales Director of the year while building the commercial sales force for most of the U.S. and Western Canada. She also served as Vice President Sales and Technical Support at Quantum Dot Inc., where she created pricing strategy, profit margin structure and a customer marketing campaign for the company’s gene expression assay and instrument launch into the pharmaceutical compound screening market. Ms. Lankard has a BS, Biochemistry, from California Polytechnic University.

Committees

We have three standing committees of the Board of Directors: the Audit Committee; the Nominating and Corporate Governance Committee; and the Compensation Committee.

Audit Committee

Our Audit Committee is authorized by the Board of Directors to, without limitation: approve the firm to be engaged as our independent registered public accounting firm for the next fiscal year; review with our independent registered public accounting firm the scope and results of their audit and any related management letter; consult with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approve the professional services rendered by our independent registered public accounting firm; review the independence, management consulting services and fees of our independent registered public accounting firm; inquire about significant risks or exposures and methods to minimize such risk; ensure effective use of audit resources; and prepare and supervise the SEC reporting requirements. The Board of Directors has adopted an Audit Committee Charter, a copy of which is on our website. Our Audit Committee currently consists of Dr. Hautamaki and Mr. Kanter (Chairman). In addition, the Board of Directors has concluded that Mr. Kanter meets the definition of “audit committee financial expert”  as such term is defined by SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is appointed by the Board (i) to oversee the selection of new directors, (ii) to oversee the function of the Board in its committees, and (iii) to evaluate the Board’s performance as well as the relationship between the Board and the Company’s management. The Board of Directors has adopted a Nominating and Corporate Governance Committee Charter, a copy of which is available on our website. The Nominating and Corporate Governance Committee considers several factors in evaluating candidates for nomination to the Board of Directors, including the candidate’s knowledge of the Company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the Company’s stockholders as opposed to a specific group of stockholders. The Nominating and Corporate Governance Committee currently consists of Mr. Coradini, Dr. Hariri (Chairman), Dr. Hautamaki, Mr. Kaneshiro and Mr. Kanter.

Compensation Committee

Our Compensation Committee assists the Board of Directors in discharging its responsibilities relating to compensation of our executive officers and directors. Our Compensation Committee, among other things, (a) reviews and approves the Company’s compensation programs and arrangements, (b) determines the objectives of our executive officer compensation programs, (c) ensures appropriate corporate performance measures and goals regarding executive officer compensation are set and determine the extent to which they are achieved and any related compensation earned, and (d) monitors the administration of the Company’s incentive-compensation plans and equity-based plans as in effect and as adopted from time to time by the Board. The Board of Directors has adopted a Compensation Committee Charter, a copy of which is available on our website. The Compensation Committee currently consists of Mr. Coradini, Dr. Hariri, Mr. Kaneshiro and Mr. Kanter (Chairman).

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s Common Stock, or any other person known to the Company to be subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Our Code of Business Conduct and Ethics is available on our website, www.wafergen.com.

Item 11.  Executive Compensation

The following table summarizes all compensation recorded by us in each of fiscal year 2010 and 2009 for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2010. Such officers are referred to herein as our “Named Executive Officers.”

							All Other
	Fiscal	Salary		Bonus	Option Awards		Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)	($)
Alnoor Shivji	2010	$223,125		$—	$—		$—	$223,125
Chairman, President and Chief Executive Officer	2009	$223,125		$—	$—		$—	$223,125
Mona Chadha	2010	$225,000	(1)	$—	$—		$—	$225,000
Chief Operating Officer and Executive Vice President of Marketing and Business Development and Secretary	2009	$212,609	(1)	$—	$102,783	(3)	$—	$315,392
Donald Huffman	2010	$64,038	(2)	$—	$119,356	(3)	$—	$183,394
Chief Financial Officer	2009	$—		$—	$—		$—	$—
__________

(1)	Such officer became a Section 16B officer on March 20, 2009, and an annual salary of $225,000 commenced on that date pursuant to such executive officer’s employment agreement with the Company.

(2)
Such officer became a Section 16B officer when his employment commenced on September 13, 2010, and an annual salary of $225,000 commenced on that date pursuant to such executive officer’s employment agreement with the Company.

(3)
Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 (rather than the dollar amount recognized for financial statement purposes for the fiscal year), excluding the impact of estimated forfeitures related to service-based vesting conditions, as previously required. For more information, see Note 2, “Summary of Significant Accounting Policies--Stock-Based Compensation” and Note 7, “Stock Awards” to the Financial Statements contained in Item 8 in the Original Report.

Outstanding Equity Awards at Fiscal Year-End 2010

	Number of		Number of
	Securities		Securities
	Underlying		Underlying		Option
	Unexercised		Unexercised		Exercise	Option
	Options		Options		Price	Expiration
Name	Exercisable (#)		Unexercisable (#)		($)	Date
Alnoor Shivji	149,305	(1)	17,361	(1)	$1.50	5/31/2017
	50,000	(2)	25,000	(2)	$1.95	4/17/2018
	42,188	(3)	32,812	(3)	$1.35	9/30/2015
	13,542	(4)	11,458	(4)	$1.00	10/24/2015
Mona Chadha	70,189	(5)	—		$0.15	7/1/2016
	10,417	(2)	14,583	(2)	$1.95	4/17/2018
	28,125	(3)	21,875	(3)	$1.35	9/30/2015
	5,417	(4)	4,583	(4)	$1.00	10/24/2015
	109,375	(6)	140,625	(6)	$1.10	3/20/2016
Donald Huffman	—	(7)	200,000	(7)	$1.56	9/13/17
__________

(1)
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

(6)
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

(7)
Option to purchase shares of our common stock at an exercise price of $1.56 per share granted on September 13, 2010, which option vests with respect to the first 25% of the shares when the optionee completes 12 months of continuous service after the vesting start date, and with respect to an additional 1/48th of the shares when the optionee completes each full month of continuous service thereafter, and expires 7 years after the date of grant.

Employment Agreements

Alnoor Shivji

We have entered into an employment agreement with Alnoor Shivji to serve as our Chairman and Chief Executive Officer, for renewable one year terms. Pursuant to this employment agreement, Mr. Shivji is entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Shivji is also entitled to a performance-based bonus of up to 25% of his salary. Upon execution of his employment agreement, we granted Mr. Shivji an option to purchase

166,666 shares of our common stock at an exercise price of $1.50 per share, which option shall vest in equal monthly installments over four years. If we terminate Mr. Shivji’s employment without cause or if Mr. Shivji resigns for good reason, we will pay Mr. Shivji his then current annual base salary for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days. Our failure to renew this agreement for any subsequent one-year term shall be deemed to be a termination without cause. This agreement prohibits Mr. Shivji from competing with us for the greater of (i) one year after the termination of his employment or (ii) the length of time Mr. Shivji receives severance payments from us. On January 16, 2009, Mr. Shivji agreed in a letter agreement with the Company to reduce his base salary by 15% from $262,500 to $223,125. The letter agreement confirms the prior salary reduction that was voluntarily agreed to by this officer effective as of November 1, 2008. The letter agreement provides that the base salary will return to its prior level in the event that the Company raises $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 20, 2009 (excluding any gross proceeds received in connection with any financings completed by the Company’s Malaysian subsidiary), or the Company raises after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing.

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

Donald Huffman

On September 3, 2010, we entered into an employment agreement with Donald Huffman to serve as our Chief Financial Officer. Pursuant to this employment agreement, Mr. Huffman is entitled to receive an annual base salary of $225,000, subject to reviews by our Compensation Committee. Mr. Huffman is also entitled to receive a performance-based bonus of up to 40% of his salary.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	In	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($) (1)	($)	($)	($)	($)
Makoto Kaneshiro	$15,000	$15,300	$11,674	$—	$—	$—	$41,974
Dr. R. Dean Hautamaki	$30,000	$15,300	$11,674	$—	$—	$—	$56,974
Joel Kanter	$45,000	$15,300	$11,674	$—	$—	$—	$71,974
Dr. Robert Hariri	$15,000	$15,300	$11,674	$—	$—	$—	$41,974
Robert Coradini	$15,000	$15,300	$11,674	$—	$—	$—	$41,974
Nadine C. Smith(2)	$15,000	$15,300	$11,674	$—	$—	$—	$41,974
__________

(1)	The amounts shown in column (d) represent the aggregate grant date fair value of stock awards granted in 2010 computed in accordance with FASB ASC Topic 718.

(2)	Ms. Smith resigned from the Board of Directors in February 2011.

Effective as of January 1, 2010, the Board of Directors approved the following annual compensation for all non-employee directors:

•
Retainers.  Each non-employee director shall receive an annual cash retainer fee of $15,000. The chairperson of the Audit Committee, the Compensation Committee and the Clinical Development Committee shall each receive an additional annual cash retainer fee of $15,000; and

•
Annual Equity Grants.  Each non-employee director shall receive annually (i) a stock option to purchase 20,000 shares of Common Stock, with 25% of the shares subject to the stock option vesting every three months, such that 100% of the shares subject to the option shall be fully vested on the one year anniversary of the date of grant (“Director Options”); and (ii) 10,000 restricted stock units, with 50% of the restricted stock units vested on the date of grant and the remaining 50% of the restricted stock units vesting every three months after the date of grant, such that 100% of the restricted stock units shall be fully vested on the one year anniversary of the date of grant (“Director RSUs”). For 2010, the Director Options and Director RSUs will be granted on the date of the Annual Meeting of Stockholders. Beginning in 2011, the Director Options and Director RSUs will be granted on the first trading day in January of each year.

Non-employee directors are also reimbursed for travelling expenses, if any, related to attending Board meetings.

Consideration and Determination of Executive and Director Compensation

Because compensation decisions for executive officers are made by our entire Board of Directors, our Chief Executive Officer and President, Alnoor Shivji, participates in the determination of compensation policy, including by making recommendations and participating in the voting with respect to the compensation of executive officers.

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

On December 4, 2009, the Company increased the aggregate number of shares of Common Stock that may be issued under the 2008 Plan to a total authorized reserve of 3,500,000 shares, a 1,500,000 share increase. Notwithstanding the foregoing, no more than 1,750,000 shares of our common stock could be granted pursuant to awards of restricted stock and restricted stock units.

On September 16, 2010, the Company increased the aggregate number of shares of Common Stock that may be issued under the 2008 Plan to a total authorized reserve of 6,500,000 shares, a 3,000,000 share increase. Notwithstanding the foregoing, no more than 3,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2010:

Number of
Securities
Remaining
	Number of		Available for
	Securities to		Future Issuance
	Be		Under Equity
	Issued upon		Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,543,893	$1.52	$2,191,821
Equity compensation plans not approved by security holders	—	—	—
Total	5,543,893	$1.52	$2,191,821

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., 7400 Paseo Padre Parkway, Fremont, CA 94555. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 27, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned (1)
5% Holders:
The Shivji Family Trust dated June 12, 2000	3,245,307	(2)	7.73%
William L. Collins	2,764,463	(3)	6.52%
Mark Tompkins	2,329,288	(4)	5.59%
Directors and Executive Officers:
Alnoor Shivji	6,509,565	(5)	15.27%
Dr. R. Dean Hautamaki	648,861	(6)	1.55%
Robert Coradini	455,599	(7)	1.10%
Mona Chadha	270,606	(8)	*
Dr. Robert Hariri	268,708	(9)	*
Joel Kanter	202,500	(10)	*
Makoto Kaneshiro	105,000	(11)	*
Dr. Timothy Triche	12,000	(12)	*
Donald Huffman	—	(13)	*
Directors and Executive Officers as a Group (9 persons)	8,472,839		19.35%
__________

*	Less than 1%

(1)	Based on 41,350,201 shares of our common stock issued and outstanding as of April 27, 2011, which excludes 81,250 shares of unvested restricted stock.

(2)
Includes 631,755 shares of common stock issuable upon the exercise of currently exercisable warrants. Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust dated June 12, 2000 (“The Shivji Family Trust”). Its address is 692 Hillcrest Terrace, Fremont, CA 94539. See also footnote (5) in this section.

(3)
Includes 1,600,000 shares held by William L. Collins 2009 GRAT, 7,736 shares held by affiliates of Brencourt Advisors, LLC, 539,326 shares of common stock issuable upon the exercise of currently exercisable warrants held by William L. Collins 2009 GRAT and 542,519 shares of common stock issuable upon the exercise of currently exercisable warrants held by affiliates of Brencourt Advisors, LLC. William L. Collins has voting control and investment power over, but disclaims beneficial ownership of, the securities managed owned by William L. Collins 2009 GRAT. William L. Collins is the CEO and Managing Member of Brencourt Advisors, LLC, but lacks sole voting control and investment power over and disclaims beneficial ownership of the securities managed by Brencourt Advisors, LLC. Brencourt Advisors, LLC’s and William L. Collins’s address is 600 Lexington Avenue, 8th Floor, New York, NY 10022.

(4)	Includes 320,662 shares of common stock issuable upon the exercise of currently exercisable warrants. His address is c/o Gottbetter & Partners, 488 Madison Ave, 12th Floor, New York, NY 10022.

(5)
Consists of (i) 2,483,952 shares of common stock, (ii) 314,064 shares of common stock issuable upon the exercise of currently exercisable warrants, (iii) 292,707 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iv) 2,613,552 shares of common stock held by The Shivji Family Trust, (v) 631,755 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Family Trust, (vi) 48,333 shares of common stock held by each of the Shivji Children’s Trust fbo Zahra Shivji, the Shivji Children’s Trust fbo Suraya Shivji and the Jameel Shivji Irrevocable Trust (the “Shivji Children’s Trusts”), and (vii) 9,512 shares of common stock issuable upon the exercise of currently exercisable warrants held by each of the three Shivji Children’s Trusts. Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust and each of the three Shivji Children’s Trusts (together, the “Shivji Trusts”). Mr. Shivji disclaims beneficial ownership of the securities held by each of the Shivji Trusts, except to the extent he has a pecuniary interest therein. Excludes options to purchase 48,959 shares of common stock that are not exercisable within 60 days. See also footnote (2) in this section.

(6)
Consists of (i) 1,250 shares of common stock, (i) 1,250 shares of restricted stock that will vest within 60 days, (iii) 345,625 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iv) 226,883 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”), and (v) 73,853 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack. Excludes 6,250 shares of restricted stock that will not vest within 60 days and options to purchase 44,375 shares of common stock that are not exercisable within 60 days.

(7)
Includes (i) 96,208 shares of common stock issuable upon the exercise of currently exercisable warrants, (ii) 1,250 shares of restricted stock that will vest within 60 days, and (iii) 60,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes 6,250 shares of restricted stock that will not vest within 60 days and options to purchase 20,000 shares of common stock that are not exercisable within 60 days.

(8)
Consists of 270,606 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 134,583 shares of common stock that are not exercisable within 60 days.

(9)
Includes (i) 53,708 shares of common stock issuable upon the exercise of currently exercisable warrants, (ii) 1,250 shares of restricted stock that will vest within 60 days, and (iii) 60,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes 6,250 shares of restricted stock that will not vest within 60 days and options to purchase 20,000 shares of common stock that are not exercisable within 60 days.

(10)
Includes (i) 1,250 shares of restricted stock that will vest within 60 days, (ii) 90,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (ii) 75,000 shares of common stock held by the Kanter Family Foundation and (iii) 22,500 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation. Joel Kanter and his brother, Joshua Kanter, have voting and dispositive power over all of the securities held by the Kanter Family Foundation. Mr. Kanter disclaims beneficial ownership of the securities held by the Kanter Family Foundation, except to the extent he has a pecuniary interest therein. Excludes 6,250 shares of restricted stock that will not vest within 60 days and options to purchase 20,000 shares of common stock that are not exercisable within 60 days.

(11)
Includes (i) 1,250 shares of restricted stock that will vest within 60 days, and (ii) 90,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes 6,250 shares of restricted stock that will not vest within 60 days and options to purchase 20,000 shares of common stock that are not exercisable within 60 days.

(12)
Consists of 12,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 36,000 shares of common stock that are not exercisable within 60 days.

(13)	Excludes options to purchase 200,000 shares of common stock that are not exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On December 23, 2009, December 30, 2009 and January 6, 2010, we sold in a private placement (the “Private Placement”) 3,390,335 units consisting of an aggregate of 3,390,335 shares of our common stock and five-year warrants to purchase an aggregate of up to 847,585 shares of our common stock with an exercise price of $2.50 per share. The purchase price for the units was $1.50 per unit, or $5,085,500 in the aggregate. Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

The purchasers included the Shivji Trusts (all of which are affiliates of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Cojack (which is an affiliate of Dr. Raymond Dean Hautamaki, a member of our board of directors), and certain other investors that participated in prior private placements of our Company’s securities. The Shivji Trusts and Cojack purchased 116,666, and 20,000 units, respectively, for an aggregate purchase price of $175,000, and $30,000, respectively. The Shivji Trusts and Cojack each participated in the Private Placement on substantially the same terms as the other purchasers.

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

On July 7, 2010, we sold in a registered direct offering 6,001,667 units consisting of an aggregate of 6,001,667 shares of our common stock and five-year warrants to purchase an aggregate of up to 3,000,830 shares of our common stock with an exercise price of $1.55 per share. The purchase price for the units was $1.20 per unit, or $7,200,800 in the aggregate.

The purchasers included The Shivji Family Trust (an affiliate of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Nadine Smith (a former member of our board of directors), Robert Coradini (a member of our board of directors), Cojack (which is an affiliate of Dr. Raymond Dean Hautamaki, a member of our board of directors), Dr. Robert Hariri (a member of our board of directors) and certain other investors that participated in the Company’s previous private placements. The Shivji Family Trust, Ms. Smith, Mr. Coradini, Cojack and Dr. Hariri purchased 833,334, 166,667, 125,000, 100,000 and 40,000 units, respectively, for an aggregate purchase price of $833,334, $166,667, $125,000, $100,000 and $40,000, respectively. The Shivji Family Trust, Ms. Smith, Mr. Coradini, Cojack and Dr. Hariri each participated in the Registered Offering on substantially the same terms as the other purchasers.

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

Our Board of Directors believes that Messrs. Coradini, Kaneshiro and Kanter, and Drs. Hariri, Hautamaki and Triche qualify as “independent” directors, as that term is defined by SEC rules.

Item 14.  Principal Accountant Fees and Services

Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP for services performed during the fiscal years ended December 31, 2009 and 2008.

	2010	2009
Audit fees	$171,415	$180,280
Audit related fees	44,357	81,214
Tax fees	20,294	20,193
All other fees	—	—
Total Fees	$236,066	$281,687

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

Pre-Approval Policies and Procedures

Our Audit Committee policy is to pre-approve all services to be provided by its principal independent accountants.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.		8-K		2.1	6/5/2007

2.2	Certificate of Merger of WaferGen Acquisition Corp. with and into WaferGen, Inc., dated May 31, 2007		8-K		2.2	1/16/2008

3.1	Certificate of Incorporation of WBSI		SB-2		3.1	8/9/2006

3.2	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007		8-K		3.1	2/1/2007

3.3	Bylaws of WBSI		SB-2		3.2	8/9/2006

4.1	Lockup Agreement dated January 14, 2008, among WBSI, Rodman & Renshaw LLC and R&R Biotech Partners LLC		SB-2/A		4.1	1/16/2008

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock		10-K	12/31/09	10.1	3/22/10

10.2	Form of Common Stock Purchase Warrant issued to investors in a private placement, the initial closing of which was held on May 31, 2007		8-K		10.21	6/5/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007		8-K		10.22	6/5/2007

10.4 †	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji		8-K		10.26	6/5/2007

10.5	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto		8-K		10.1	5/21/2008

10.6	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

10.7 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.8 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.9	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.10	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.11	Put Option Agreement dated May 28, 2008, by and among Alnoor Shivji and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	9/30/2008	10.3	11/14/2008

10.12 †	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji		10-K	12/31/2008	10.39	3/27/2009

10.13	Form of WBSI Distribution Agreement		10-K	12/31/2008	10.42	3/27/2009

10.14	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.15	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.16	Form of Put Option Agreement dated April 3, 2009, by and among Alnoor Shivji and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.3	4/14/2009

10.17	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.18	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.5	8/10/2009

10.19	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

10.20	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.21	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

10.22 †	Employment Separation Agreement, dated June 17, 2009, by and among Amjad Huda and WaferGen Bio-systems, Inc.		10-K	12/31/09	10.22	3/22/10

10.23 †	Employment Separation Agreement, dated June 17, 2009, by and among Victor Joseph and WaferGen Bio-systems, Inc.		10-K	12/31/09	10.23	3/22/10

10.24	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.25	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.26	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.3	11/13/2009

10.27	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.28 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha		10-Q	9/30/2009	10.5	11/13/2009

10.29	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.30	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.58	3/2/2010

10.31	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

10.32	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.33	Securities Purchase Agreement, dated July 1, 2010, between WaferGen Bio-systems, Inc. and each investor party thereto in connection with the Company’s July 2010 offering of units of securities		8-K		10.1	7/8/2010

10.34	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

10.35	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

10.36 †	WaferGen Bio-Systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	9/22/2010

10.37 †	Employment Agreement, effective September 3, 2010, by and between the Company and Donald Huffman		10-Q	9/30/2010	10.2	11/15/2010

10.38	Loan and Security Agreement, dated December 7, 2010, between Oxford Finance Corporation, Wafergen Inc. and WaferGen Bio-systems, Inc.		8-K		10.1	12/13/2010

10.39	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

10.40	Share Subscription Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.1	12/15/2010

10.41	Put Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.2	12/15/2010

10.42	Amended and Restated Shareholders’ Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Prima Mahawangsa Sdn. Bhd.		8-K		10.3	12/15/2010

21.1	Subsidiaries of the Registrant		10-K	12/31/10	21.1	3/31/11

23.1	Consent of Independent Registered Public Accounting Firm		10-K	12/31/10	23.1	3/31/11

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer		10-K	12/31/10	31.1	3/31/11

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer		10-K	12/31/10	31.2	3/31/11

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/10	32.1	3/31/11

32.2	Section 1350 Certification of principal financial officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/10	32.2	3/31/11

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ Alnoor Shivji
Date: May 2, 2011		Alnoor Shivji
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman, President and Chief Executive Officer (principal executive officer)	May 2, 2011
/s/ DONALD HUFFMAN
Donald Huffman	Chief Financial Officer (principal financial officer and principal accounting officer)	May 2, 2011
/s/ ROBERT CORADINI
Robert Coradini	Director	May 2, 2011
/s/ DR. ROBERT HARIRI
Dr. Robert Hariri	Director	May 2, 2011
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	May 2, 2011
/s/ JOEL KANTER
Joel Kanter	Director	May 2, 2011
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	May 2, 2011
/s/ DR. TIMOTHY TRICHE
Dr. Timothy Triche	Director	May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer