Form 10-Q
period 2011-03-31
WaferGen Bio-systems, Inc.
filed 2011-05-16
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant had 41,454,951 shares of common stock outstanding as of May 12, 2011.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,311,379	$2,209,941
Restricted cash	100,709	100,651
Accounts receivable	550,914	778,769
Inventories, net	760,862	1,024,250
Prepaid expenses and other current assets	209,700	176,259

Total current assets	4,933,564	4,289,870

Property and equipment, net	1,957,708	1,191,840
Other assets	294,457	334,855

Total assets	$7,185,729	$5,816,565

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$1,245,436	$1,196,861
Accrued payroll and related costs	571,147	440,101
Deferred revenue	73,000	25,000
Other accrued expenses, current portion	213,975	235,440
Current portion of long-term debt	539,220	419,384

Total current liabilities	2,642,778	2,316,786

Other accrued expenses, non-current portion	202,675	193,057
Long-term debt, net of current portion	1,466,367	1,589,468
Derivative liability for put option on Series B Redeemable Convertible Preference Shares of subsidiary	302,847	194,088
Warrant derivative liability	1,750,374	2,240,962

Total liabilities	6,365,041	6,534,361

Series A and B Redeemable Convertible Preference Shares of subsidiary	3,401,596	3,337,476

Commitments and contingencies (Note 12)	—	—

Stockholders’ (deficit):
Series C Convertible Preference Shares of subsidiary	4,993,728	––
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 41,404,447 and 41,175,464 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	41,404	41,175
Additional paid-in capital	39,172,599	38,881,075
Accumulated deficit	(47,133,348)	(43,265,399)
Accumulated other comprehensive income	344,709	287,877

Total stockholders’ (deficit)	(2,580,908)	(4,055,272)

Total liabilities and stockholders’ (deficit)	$7,185,729	$5,816,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenue	$351,032	$389,785	$3,813,828

Cost of revenue	140,949	135,855	1,607,955

Gross profit	210,083	253,930	2,205,873

Operating expenses:
Sales and marketing	765,912	249,806	5,620,782
Research and development	2,060,715	1,542,268	24,613,528
General and administrative	1,413,581	1,043,905	18,284,614

Total operating expenses	4,240,208	2,835,979	48,518,924

Operating loss	(4,030,125)	(2,582,049)	(46,313,051)

Other income and (expenses):
Interest income	745	5,158	278,139
Interest expense	(108,883)	(607)	(461,666)
Unrealized loss on fair value of put option, net	(108,759)	––	(20,192)
Unrealized gain (loss) on fair value of warrants, net	490,588	(1,886,692)	481,610
Miscellaneous expense	(47,395)	(65,075)	(314,884)

Total other income and (expenses)	226,296	(1,947,216)	(36,993)

Net loss before provision for income taxes	(3,803,829)	(4,529,265)	(46,350,044)

Provision for income taxes	—	—	—

Net loss	(3,803,829)	(4,529,265)	(46,350,044)

Cumulative effect of reclassification of warrants	—	—	368,627
Accretion on Series A and B Redeemable Convertible Preference Shares of subsidiary associated with premium	(64,120)	(65,523)	(567,146)
Accretion on Series B Redeemable Convertible Preference Shares of subsidiary associated with beneficial conversion feature	—	––	(428,787)
Accretion on Series B Preferred Stock	—	—	(155,998)

Net loss applicable to common stockholders	$(3,867,949)	$(4,594,788)	$(47,133,348)

Net loss per share - basic and diluted	$(0.09)	$(0.14)

Shares used to compute net loss per share - basic and diluted	41,181,493	33,503,316

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2005	—	$—	—	$—	2,483,610	$2,484	$(782)	$(1,658,345)	$(1,656,643)

Issuance of Series A Preferred Stock in February upon conversion of notes payable and accrued interest	—	—	5,915,219	592	—	—	3,134,481	—	3,135,073

Issuance of Common Stock in September for cash	—	—	—	—	917,856	918	(748)	—	170

Stock-based compensation	—	—	—	—	—	—	8,575	—	8,575

Net loss	—	—	—	—	—	—	—	(1,494,449)	(1,494,449)

Balances as of December 31, 2005	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as January 1, 2006	—	$—	5,915,219	$592	3,401,466	$3,402	$3,141,526	$(3,152,794)	$(7,274)

Issuance of Common Stock in January for cash	—	—	—	—	4,049	4	(3)	—	1

Issuance of Series B Preferred Stock in February for cash	2,052,552	1,559,942	—	—	—	—	—	—	—

Issuance of restricted shares in March for services	—	—	—	—	24,296	24	(24)	—	—

Issuance of Common Stock in June for cash	—	—	—	—	8,099	8	(7)	—	1

Issuance of restricted shares in July for services	—	—	—	—	10,798	11	(11)	—	—

Issuance of restricted shares in August for services	—	—	—	—	16,197	16	(16)	—	—

Issuance of Common Stock in August for cash	—	—	—	—	17,007	17	(14)	—	3

Accretion on Series B Preferred Stock	—	104,000	—	—	—	—	—	(104,000)	(104,000)

Issuance of restricted shares in November for services	—	—	—	—	5,399	5	(5)	—	—

Issuance of Common Stock in November for cash	—	—	—	—	8,639	9	(7)	—	2

Stock-based compensation	—	—	—	—	—	—	642,076	—	642,076

Net loss	—	—	—	—	—	—	—	(2,686,451)	(2,686,451)

Balances as of December 31, 2006	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Series B Preferred Stock and Stockholders’ Equity (Deficit)

	Series B		Series A				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances as of January 1, 2007	2,052,552	$1,663,942	5,915,219	$592	3,495,950	$3,496	$3,783,515	$(5,943,245)	$(2,155,642)

Issuance of Common Stock in January for cash	—	—	—	—	26,996	27	473	—	500

Issuance of restricted shares in January for services	—	—	—	—	134,979	135	(135)	—	—

Issuance of Series A Preferred Stock in February for cash	—	—	471,698	47	—	—	65,990	—	66,037

Issuance of WaferGen Bio-systems, Inc. Common Stock to WaferGen, Inc.'s Preferred shareholders in May	(2,052,552)	(1,715,940)	(6,386,917)	(639)	4,556,598	4,557	1,712,022	—	1,715,940

Issuance of Units for cash and notes payable in May and June, net of offering costs of $1,917,956	—	—	—	—	8,008,448	8,008	10,086,704	—	10,094,712

WaferGen Bio-systems, Inc. shares outstanding	—	—	—	—	11,277,782	11,278	(11,278)	—	—

Common Stock canceled in May in accordance with Split-Off Agreement	—	—	—	—	(4,277,778)	(4,278)	4,278	—	—

Issuance of warrants in May and June to a placement agent	—	—	—	—	—	—	66,319	—	66,319

Issuance of warrants with debt in January, February and March	—	—	—	—	—	—	171,053	—	171,053

Stock-based compensation	—	—	—	—	—	—	648,988	—	648,988

Accretion on Series B Preferred Stock	—	51,998	—	—	—	—	—	(51,998)	(51,998)

Common Stock canceled in July	—	—	—	—	(5,129)	(5)	—	—	(5)

Net loss	—	—	—	—	—	—	—	(5,957,664)	(5,957,664)

Balances as of December 31, 2007	—	$—	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$4,598,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2008	—	$—	23,217,846	$23,218	$16,527,929	$(11,952,907)	$—	$4,598,240

Issuance of Units for cash in May, net of offering costs of $88,743	—	—	1,585,550	1,586	3,477,158	—	—	3,478,744

Issuance of Common Stock in May for cash	—	—	27,536	27	4,052	—	—	4,079

Stock-based compensation	—	—	—	—	388,650	—	—	388,650

Net loss	—	—	—	—	—	(8,041,437)	—	(8,041,437)

Accretion on Series A Redeemable Convertible Preference Shares of subsidiary	—	—	—	—	—	(37,916)	—	(37,916)

Translation adjustment	—	—	—	—	—	—	13,566	13,566

Balances as of December 31, 2008	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Total comprehensive income (loss)						$(8,041,437)	$13,566	$(8,027,871)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2009	—	$—	24,830,932	$24,831	$20,397,789	$(20,032,260)	$13,566	$403,926

Cumulative effect of reclassification of warrants	—	—	—	—	(468,071)	368,627	—	(99,444)

Balances as of January 1, 2009, as adjusted	—	—	24,830,932	24,831	19,929,718	(19,663,633)	13,566	304,482

Issuance of Common Stock in June for cash upon exercise of warrants	—	—	71,041	71	100,097	—	—	100,168

Issuance of Units for cash in June and August, net of offering costs of $781,122	—	—	5,009,000	5,009	4,489,117	—	—	4,494,126

Common Stock canceled in June	—	—	(266)	—	—	—	—	—

Issuance of Common Stock in August, net of 4 shares forfeited in cashless exercise	—	—	10,794	11	(9)	—	—	2

Restricted Stock issued in July, August, September, October, November and December	—	—	130,000	130	(130)	—	—	—

Issuance of Units for cash in December, net of offering costs of $534,028	—	—	3,308,335	3,308	3,582,802	—	—	3,586,110

Issuance of warrants in December for services	—	—	—	—	37,085	—	—	37,085

Issuance of Common Stock in December for cash	—	—	28,021	28	39,946	—	—	39,974

Stock-based compensation	—	—	—	—	838,952	—	—	838,952

Net loss	—	—	—	—	—	(10,620,488)	—	(10,620,488)

Accretion on Series A and B Redeemable Convertible Preference Shares of subsidiary	—	—	—	—	—	(178,162)	—	(178,162)

Translation adjustment	—	—	—	—	—	—	49,815	49,815

Balances as of December 31, 2009	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Total comprehensive income (loss)						$(10,620,488)	$49,815	$(10,570,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2010	—	$—	33,387,857	$33,388	$29,017,578	$(30,462,283)	$63,381	$(1,347,936)

Issuance of Units for cash in January, net of offering costs of $77,299	—	—	82,000	82	29,904	—	—	29,986

Restricted Stock issued for services in January, February and March	—	—	85,000	85	(85)	—	—	—

Issuance of Common Stock in March for cash upon exercise of options	—	—	14,542	15	15,768	—	—	15,783

Issuance of Common Stock in April for cash upon exercise of warrants	—	—	250,000	250	562,250	—	—	562,500

Restricted Stock issued to employees in April	—	—	6,250	6	(6)	—	—	—

Issuance of Common Stock in April for cash upon exercise of options, net of 12 shares forfeited in cashless exercise	—	—	13,486	13	(11)	—	—	2

Restricted Stock issued for services in April, May and June	—	—	85,000	85	(85)	—	—	—

Issuance of Common Stock in June for cash upon exercise of options, net of 2,803 shares forfeited in cashless exercise	—	—	44,711	45	18,146	—	—	18,191

Issuance of Units for cash in July, net of offering costs of $429,668	—	—	6,001,667	6,002	6,766,330	—	—	6,772,332

Issuance of warrants in July to a placement agent	—	—	—	—	51,140	—	—	51,140

Restricted Stock issued for services in July, August and September	—	—	62,000	62	(62)	—	—	—

Restricted Stock issued to employee in August for services provided as a contractor, net of 34,456 shares forfeited to cover income tax liability	—	—	40,544	40	(44,833)	—	—	(44,793)

Issuance of Common Stock in August and September on conversion of Series B Redeemable Convertible Preference Shares of subsidiary, net of issuance costs of $8,636	—	—	787,062	787	1,113,246	—	—	1,114,033

Restricted Stock issued to directors in September	—	—	60,000	60	(60)	—	—	—

Issuance of Common Stock in September for cash upon exercise of options, net of 2,816 shares forfeited in cashless exercise	—	—	6,184	6	(6)	—	—	—

(table continues next page)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(continued)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Restricted Stock issued to employee in October	—	—	50,000	50	(50)	—	—	—

Restricted Stock forfeited in October on termination of employee	—	—	(1,250)	(1)	1	—	—	—

Restricted Stock issued for services in October, November and December	—	—	98,283	98	(98)	—	—	—

Restricted Stock issued to employee in November	—	—	50,000	50	(50)	—	—	—

Issuance of Common Stock in November for cash upon exercise of options, net of 40,268 shares forfeited in cashless exercise	—	—	52,128	52	9,094	—	—	9,146

Issuance of warrants in December as a cost of obtaining a term loan	—	—	—	—	46,230	—	—	46,230

Stock-based compensation	—	—	—	—	1,296,734	—	—	1,296,734

Net loss	—	—	—	—	—	(12,087,381)	—	(12,087,381)

Accretion on Series A and B Redeemable Convertible Preference Shares of subsidiary associated with premium	—	—	—	—	—	(286,948)	—	(286,948)

Accretion on Series B Redeemable Convertible Preference Shares of subsidiary associated with beneficial conversion feature	—	—	—	—	—	(428,787)	—	(428,787)

Translation adjustment	—	—	—	—	—	—	224,496	224,496

Balances as of December 31, 2010	—	$—	41,175,464	$41,175	$38,881,075	$(43,265,399)	$287,877	$(4,055,272)

Total comprehensive income (loss)						$(12,087,381)	$224,496	$(11,862,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(Unaudited)

	Series C						Accumulated
	Convertible Preference				Additional		Other
	Shares of Subsidiary		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2011	—	$—	41,175,464	$41,175	$38,881,075	$(43,265,399)	$287,877	$(4,055,272)

Restricted Stock issued to directors in January	—	—	60,000	60	(60)	—	—	—

Restricted Stock issued for services in January, February and March	—	—	75,000	75	(75)	—	—	—

Issuance of Common Stock in January, February and March for cash upon exercise of options, net of 31,049 shares forfeited in cashless exercise	—	—	152,733	153	9,047	—	—	9,200

Unvested Restricted Stock forfeited in January on termination of employee	—	—	(50,000)	(50)	50	—	—	—

Unvested Restricted Stock forfeited in February on termination of director	—	—	(8,750)	(9)	9	—	—	––

Issuance of Series C Convertible Preference Shares of subsidiary in March	3,233,734	4,993,728	––	––	––	—	—	4,993,728

Stock-based compensation	—	—	—	—	282,553	—	—	282,553

Net loss	—	—	—	—	—	(3,803,829)	—	(3,803,829)

Accretion on Series A and B Redeemable Convertible Preference Shares of subsidiary associated with premium	—	—	—	—	—	(64,120)	—	(64,120)

Translation adjustment	—	—	—	—	—	—	56,832	56,832

Balances as of March 31, 2011	3,233,734	$4,993,728	41,404,447	$41,404	$39,172,599	$(47,133,348)	$344,709	$(2,580,908)

Total comprehensive income (loss)						$(3,803,829)	$56,832	$(3,746,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(3,803,829)	$(4,529,265)	$(46,350,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,257	71,631	1,563,984
Non-cash miscellaneous income	—	—	(5)
Stock-based compensation	282,553	338,946	4,107,770
Issuance of warrants for services	—	—	37,085
Unrealized (gain) loss on fair value of warrants, net	(490,588)	1,886,692	(481,610)
Exchange loss on issuance of Series B Redeemable Convertible Preference Shares of subsidiary	—	3,005	21,034
Unrealized loss on fair value of put option, net	108,759	—	20,192
Provision for excess and obsolete inventory	—	—	118,954
Equipment expensed as research and development costs	—	—	123,998
Issuance of Series A Preferred Stock for legal services	—	—	50,000
Issuance of Series A Preferred Stock for interest owed	—	—	107,494
Amortization of debt discount	—	—	171,053
Change in operating assets and liabilities:
Restricted cash	(58)	—	(100,709)
Accounts receivable	227,855	78,066	(550,914)
Inventories	(398,888)	39,970	(1,584,592)
Prepaid expenses and other assets	7,511	(208,135)	(298,625)
Accounts payable	48,512	(245,795)	1,246,171
Accrued payroll and related costs	130,907	(71,388)	569,564
Deferred revenue	48,000	—	73,000
Other accrued expenses	(11,925)	222,447	414,649

Net cash used in operating activities	(3,632,934)	(2,413,826)	(40,741,551)

Cash flows from investing activities:
Purchase of property and equipment	(276,208)	(260,686)	(2,636,332)

Net cash used in investing activities	(276,208)	(260,686)	(2,636,332)

Cash flows from financing activities:
Advances from (repayments to) related party, net	—	—	61,588
Repayment of capital lease obligations	(3,265)	(12,244)	(239,839)
Net proceeds from issuance of long-term debt	—	—	1,842,760
Net proceeds from issuance of notes payable	—	—	3,665,991
Repayments on notes payable	—	—	(510,000)
Net proceeds from issuance of Series A, B and C Convertible Preference Shares of subsidiary	4,993,728	238,066	8,783,681
Cost of converting Series B Redeemable Convertible Preference Shares of subsidiary into Common Stock	—	—	(8,636)
Proceeds from issuance of Series A Preferred Stock	—	—	66,037
Proceeds from issuance of Series B Preferred Stock	—	—	1,559,942
Proceeds from issuance of Common Stock, net of offering costs	9,200	63,683	31,226,191
Payment of taxes for restricted stock forfeited		—	(44,793)

Net cash provided by financing activities	4,999,663	289,505	46,402,922

Effect of exchange rates on cash	10,917	86,580	286,340

Net increase (decrease) in cash and cash equivalents	1,101,438	(2,298,427)	3,311,379

Cash and cash equivalents at beginning of the period	2,209,941	5,953,639	—

Cash and cash equivalents at end of the period	$3,311,379	$3,655,212	$3,311,379

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

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd. ("WGBM"), will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and 8.2% (which includes all shares that have been assumed by the Company pursuant to exercises of exchange rights for which the Company has received notice from investors) of the preference shares of this entity. The Company expects that all of the subsidiary's preference shares will be redeemed or converted into shares in the Company, however if all preference shares were converted into common stock of WGBM, the Company would own 72.8% of WGBM's common stock. See Note 5 below.

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2010, included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This guidance requires additional disclosures about fair value measurements, including information about purchases, sales, issuances and settlements in Level 3. We adopted this guidance effective January 1, 2011, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Inventories

Inventories consisted of the following at March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010

Raw materials	$787	$––

Work in process	14,950	––

Finished goods	864,079	1,143,204

Total inventories	879,816	1,143,204

Less allowance for excess and obsolete inventory	(118,954)	(118,954)

Inventories, net	$760,862	$1,024,250

NOTE 4.  Long Term Obligations

On December 7, 2010, the Company entered a $2,000,000 Loan and Security Agreement (“LSA”) with Oxford Finance Corporation (“Oxford”). Borrowings under this term loan are at an interest rate of approximately 13%, and for the first six months, interest only is repayable, after which the balance of principal and interest are repayable in equal monthly installments over a thirty month period. The Company granted Oxford a first priority security interest in substantially all of its assets, excluding its intellectual property.

The Company issued 95,368 warrants with an allocated fair value of $46,230 and incurred other initial costs of $157,240 to obtain the LSA, and a fee of $95,000 will be payable to Oxford on termination. These deferred financing costs of $298,470 are being amortized as a non-cash interest expense over the period of the loan using the effective interest method.

The Company leases equipment under a capital lease that expires in August 2011. Cost and accumulated depreciation of $47,162 are included in property and equipment.

Aggregate future minimum obligations for capital leases and the term loan in effect as of March 31, 2011 are as follows:

	Capital Leases	Term Loan

Year ending March 31,
2011	$5,698	$771,169
2012	––	941,470
2013	––	706,103
2014	––	—
2015	––	—

Total minimum obligations	5,698	2,418,742

Less amounts representing interest	(111)	(418,742)

Present value of future minimum payments	5,587	2,000,000

Less current portion of long term obligations	(5,587)	(533,633)

Long term obligations, less current portion	$––	$1,466,367

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Convertible Preference Shares of Subsidiary

On July 18, 2008, the Company’s Malaysian subsidiary, WGBM, received $1,000,000, less issuance costs totaling $30,000, in exchange for the issuance of Series A Redeemable Convertible Preference Shares (“RCPS”) of WGBM in a private placement to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia. WGBM sold 444,444 Series A RCPS in this private placement at the U.S. dollar equivalent of $2.25 per share. A second closing occurred on November 27, 2008, and WGBM received $1,000,000, less issuance costs totaling $30,000, from the sale of an additional 444,444 shares of Series A RCPS.

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

Following these modifications, the rights of the holders of Series A and B RCPS include, but are not limited to, the right:

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

On August 1, 2010, an event occurred affording the investors in Series B RCPS the option to convert their holdings into a number of shares in the Company at an exchange rate equal to 85% of the previous 10 days’ average closing price. This beneficial conversion feature was recorded as a put option derivative liability and a reduction in RCPS, which was immediately amortized as accretion expense. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.21, an exercise price of $0.9894, estimated volatility of 64.30%, a risk free interest rate of 0.14%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the put option derivative liability to be $428,787.

On August 17, 2010, EEV provided notice of exercise of its option to exchange its holding of 222,222 Series B RCPS for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.25, an exercise price of $1.0906, estimated volatility of 64.02%, a risk free interest rate of 0.16%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to EEV’s shares to be $73,105, and for the remaining RCPS to be $208,077.

On September 29, 2010, KMP provided notice of exercise of its option to exchange its holding of 188,057 Series B RCPS for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.51, an exercise price of $1.2878, estimated volatility of 50.94%, a risk free interest rate of 0.12%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to KMP’s shares to be $73,027, and for the remaining RCPS to be $172,588.

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

On March 31, 2011, the Company revalued the put option liability utilizing the Black-Scholes valuation model and assumptions of the fair value of Common Stock of $1.00, an exercise price of $0.7676, estimated volatility of 64.31%, a risk-free interest rate of 0.05%, a zero dividend rate and an expected term of one day, and determined the fair value of the remaining put option derivative liability to be $302,847.

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C Convertible Preference Shares ("CPS") to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. Each Series C CPS will convert into one share of the Company on the anniversary of each closing, or at any earlier date MTDC’s option. MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS.

The balance remaining in Series C CPS comprises the following at March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010
SERIES C
Proceeds from issuance of CPS	$5,000,000	$––
Issuance costs	(6,272)	––

Total CPS accounted for as equity	$4,993,728	$––

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance remaining in Series A and B RCPS comprises the following at March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	50,416	45,416
Accretion of redemption premium	317,425	283,717

Total Series A RCPS	2,307,841	2,269,133

SERIES B
Proceeds from issuance of RCPS	1,000,000	1,000,000
Issuance costs	(23,763)	(23,763)
Accretion of issuance costs	19,685	15,073
Accretion of redemption premium	97,833	77,033

Total Series B RCPS	1,093,755	1,068,343

Total RCPS accounted for as liabilities	$3,401,596	$3,337,476

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 3,233,734 Series C CPS issued in the three months ended March 31, 2011, and 410,279 Series B RCPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at March 31, 2011, and 1,743,611 preference shares (including 410,279 Series B RCPS held by the Company) issued and outstanding at December 31, 2010.

NOTE 6.  Stock Awards

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

A summary of stock option and restricted stock transactions in the three months ended March 31, 2011, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2011	2,191,821	5,543,893	$1.5218	127,500	$1.6422
Granted	(326,400)	191,400	$1.2276	135,000	$1.1674
Exercised	––	(183,782)	$0.2138	––	$––
Vested	––	––	$––	(111,250)	$1.1655
Forfeited	350,885	(294,635)	$1.4758	(58,750)	$––
Canceled	61,302	(223,386)	$1.8522	—	$1.4806

Balance at March 31, 2011	2,277,608	5,033,490	$1.5464	92,500	$1.6251

The Company received $39,297 for the 183,782 options exercised during the three months ended March 31, 2011, which had an intrinsic value of $164,752. The Company received $15,782 for the 14,542 options exercised during the three months ended March 31, 2010, which had an intrinsic value of $23,058.

The following table summarizes information concerning outstanding options as of March 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of	as of	Remaining	Average	as of	Remaining	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Contractual	Exercise
Prices	2011	Life (in Years)	Price	2011	Life (in Years)	Price

$0.0002 - $0.1482	178,170	3.76	$0.0675	178,170	3.76	$0.0675
$0.4630 - $1.0000	353,878	2.36	$0.7779	301,035	1.97	$0.7389
$1.1000 - $1.6500	2,657,942	5.00	$1.4171	1,490,818	4.26	$1.4364
$1.7600 - $2.3900	1,843,500	5.92	$2.0233	920,930	5.30	$2.1166

	5,033,490	5.11	$1.5464	2,890,953	4.32	$1.4961

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate intrinsic value of options outstanding at March 31, 2011, was $244,741, all related to options exercisable. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the three months ended March 31, 2011, was $0.48. There were no options awarded in the three months ended March 31, 2010. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	2.03%	2.28%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 42.88%	41.74% - 41.78%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $282,553 and $338,946 for the three months ended March 31, 2011 and 2010, respectively. These sums include $82,600 and $202,650 in the three months ended March 31, 2011 and 2010, respectively, for restricted stock awards to consultants.

At March 31, 2011, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,081,183. This cost is expected to be recognized over an estimated weighted average amortization period of 2.67 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 7.  Warrant Derivative Liabilities

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

During the three months ended March 31, 2011, a decrease in the fair value of the warrant derivative liability of $490,588 was recorded as an unrealized gain on fair value of warrants, net. During the three months ended March 31, 2010, an increase in the fair value of the warrant derivative liability of $1,886,692 was recorded as an unrealized loss on fair value of warrants, net. A summary of activity in warrant derivative liabilities is included in Note 9.

The fair value of warrants ranged from $0.19 to $0.54 at March 31, 2011, from $0.32 to $0.69 at December 31, 2010, and from and from $1.17 to $1.46 at March 31, 2010.

Fair values at measurement dates during the three months ended March 31, 2011 and 2010, were estimated using the following assumptions:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	0.67% - 1.26%	1.29% - 2.16%
Expected remaining term	1.71 – 2.99 Years	2.51 - 4.00 Years
Expected volatility	62.92% - 87.27%	43.83% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10%	15%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding common stock warrants as of March 31, 2011, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common Stock	44,401		$1.4100	March 2012
Common Stock	95,368		$1.4680	December 2012
Common Stock	203,500		$1.5000	July 2015
Common Stock	3,000,830		$1.5500	July 2015
Common Stock	1,966,501	1,966,501	$1.7800	June and August 2014
Common Stock	1,103,022	1,103,022	$2.1900	December 2014 and January 2015
Common Stock	2,666,459		$2.2500	May and June 2012
Common Stock	860,932	860,932	$2.2100	May 2013
Common Stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	10,141,013	3,930,455

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	11,218,924	3,930,455

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2011, had an exercise price of $2.19 and entitled the holders thereof to purchase an aggregate of 1,103,022 shares.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2011, had an exercise price of $1.78 and entitled the holders thereof to purchase an aggregate of 1,966,501 shares.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2011, had an exercise price of $2.21 and entitled the holders thereof to purchase an aggregate of 860,932 shares.

The SSA dated December 14, 2010 (see Note 5) grants the holders of the Series C CPS the right to subscribe for a further 1,077,911 CPS at a price of $2.3193. Since these Series C CPS would convert into Common Stock of the Company within one year of the subscription date, this right is, for accounting purposes, equivalent to a warrant to purchase the Company’s Common Stock.

NOTE 8.  Cash Flow Information

Cash paid during the three months ended March 31, 2011 and 2010, and the period from inception to March 31, 2011, is as follows (interest paid in the period from inception to March 31, 2011, excludes payments for initial costs totaling $157,240 relating to the term loan from Oxford, which are being amortized as interest expense over the term of the loan - see Note 4).

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

Interest	$64,776	$973	$110,053

Income taxes	$—	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2011 and 2010, and the period from inception to March 31, 2011, is as follows:

			Period From
			October 22, 2002
	Three Months Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

Accretion on Series B Preferred Stock	$—	$—	$155,998

Accretion on Redeemable Convertible Preference Shares in subsidiary associated with premium	$64,120	$65,523	$567,146

Recording of put option liability and accretion on Redeemable Convertible Preference Shares in subsidiary associated with beneficial conversion feature	$—	$—	$428,787

Exchange of Common Stock for Redeemable Convertible Preference Shares in subsidiary	$—	$—	$1,122,669

Conversion of due to a stockholder to notes payable	$—	$—	$61,588

Issuance of warrants with notes payable	$—	$—	$171,053

Issuance of warrants with term loan	$—	$—	$46,230

Conversion of debt to Common Stock	$—	$—	$240,000

Conversion of debt to Series A Preferred Stock	$—	$—	$2,977,579

Deposit in equipment in 2007 lapsed in 2008	$—	$—	$51,446

Property and equipment acquired with capital leases	$—	$—	$256,326

Inventory transferred to property and equipment	$662,300	$—	$704,800

Issuance to placement agents of warrants classified as derivative liabilities	$––	$2,200	$288,515

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents, including restricted cash	$3,412,088	$—	$—	$3,412,088

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$1,750,374	$1,750,374

Put option derivative liability	$—	$—	$302,847	$302,847

The following tables present a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Warrant	Put Option
	Derivatives	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$194,088	$2,435,050
Issuances	—	—	—
(Gains) and losses included in other income and expenses	(490,588)	108,759	(381,829)
Settlements	—	—	—
Balance at March 31, 2011	$1,750,374	$302,847	$2,053,221

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2011	$490,588	$(108,759)	$381,829

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Warrant	Put Option
	Derivatives	Derivatives	Total

Balance at January 1, 2010	$2,778,191	$—	$17,915
Issuances	17,915	—	—
(Gains) and losses included in other income and expenses	1,886,692	—	1,886,692
Settlements	—	—	—
Balance at March 31, 2010	$4,682,798	$—	$4,682,798

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2010	$(1,886,692)	$—	$(1,886,692)

NOTE 10.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are shown on the Statement of Operations.

No adjustment has been made to the net loss for charges, gains, losses and accretion related to RCPS, as the effect would be anti-dilutive due to the net loss. The following outstanding stock options, warrants, restricted stock (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of RCPS were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Shares issuable upon exercise of common stock options	375,238	2,103,121

Shares issuable upon exercise of common stock warrants	—	1,493,586

Shares issuable upon vesting of restricted stock	112,486	—

Shares issuable upon conversion of Series A and B RCPS	3,493,896	1,436,204

Shares issuable upon conversion of Series C CPS	790,468	—

Total common share equivalents excluded from denominator for diluted earnings per share computation	4,772,088	5,032,911

NOTE 11.  Concentrations

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

At March 31, 2011, two customers accounted for 39% and 27%, respectively, of accounts receivable. At December 31, 2010, one of these customers accounted for 19% of accounts receivable and three different customers accounted for 39%, 26% and 10%, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2011, two customers accounted for 61% and 13%, respectively, of total revenues. During the three months ended March 31, 2010, three different customers accounted for 67%, 19% and 13%, respectively, of total revenues.

NOTE 12.  Contingencies

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, the Company has incurred substantial operating losses. As of March 31, 2011, the Company’s accumulated deficit was $47,133,348 and the total stockholders’ deficit was $2,580,908. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize the Company’s initial products and services. The Company expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities for at least the next year. The Company will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010

Revenue	$351,032	$389,785

Cost of revenue	140,949	135,855

Gross profit	210,083	253,930

Operating expenses:
Sales and marketing	765,912	249,806
Research and development	2,060,715	1,542,268
General and administrative	1,413,581	1,043,905

Total operating expenses	4,240,208	2,835,979

Operating loss	(4,030,125)	(2,582,049)

Other income and (expenses):
Interest income	745	5,158
Interest expense	(108,883)	(607)
Unrealized loss on fair value of put option, net	(108,759)	––
Unrealized gain (loss) on fair value of warrants, net	490,588	(1,886,692)
Miscellaneous expense	(47,395)	(65,075)

Total other income (expense)	226,296	(1,947,216)

Net loss before provision for income taxes	(3,803,829)	(4,529,265)

Provision for income taxes	—	—

Net loss	$(3,803,829)	$(4,529,265)

Revenue

The following table presents our revenue for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$351,032	$389,785	(10)%

For the three months ended March 31, 2011, revenue decreased by $38,753, or 10%, as compared to the three months ended March 31, 2010. The decrease is primarily due to sales of SmartSlide™ products, which we no longer market, in 2010, which accounted for 33% of our revenue. The three months ended March 31, 2011, showed significant increases in sales of our Real-Time PCR Chip panels and Fee-for-Service, accounting for 20% and 19% of revenue, respectively. Sales of cyclers and dispensers accounted for 61% revenue in the three months ended March 31, 2011, whereas in the three months ended March 31, 2010, sales of early-access cyclers comprised 67% of revenue.

Cost of Revenue

The following table presents the cost of revenue for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$140,949	$135,855	4%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2011, cost of revenue increased by $5,094, or 4%, as compared to the three months ended March 31, 2010. The increase related primarily to the cost of externally-manufactured dispensers, which afford a lower margin, offset by the decrease in revenue and the higher margins on our sales of SmartChip panels and Fee-for-Service.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$765,912	$249,806	207%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2011, sales and marketing expenses increased by $516,106, or 207%, as compared to the three months ended March 31, 2010. The increase resulted primarily from increases in salaries and wages, including commissions, consulting fees and travel and subsistence costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities following the commercialization of our SmartChip products and services.

We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for SmartChip, and as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents the research and development expense for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$2,060,715	$1,542,268	34%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2011, research and development expenses increased $518,447, or 34%, as compared to the three months ended March 31, 2010. The increase resulted primarily from increases in salaries and wages, expendable equipment and materials, and facilities costs, which arose due to an increase in the head count of employees and an expansion in space occupied in conjunction with the development of SmartChip products and services.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$1,413,581	$1,043,905	35%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2011, general and administrative expenses increased $369,676, or 35%, as compared to the three months ended March 31, 2010. The increase resulted primarily from increases in personnel costs, mainly for senior management.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$745	$5,158	(86)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2011, interest income decreased by $4,413, or 86%, as compared to the three months ended March 31, 2010. The decrease was mainly due to a decrease in the average cash invested in interest-bearing accounts, and to lower interest rates.

Interest Expense

The following table presents the interest expense for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$108,883	$607	17,838%

For the three months ended March 31, 2011, interest expense increased $108,276, or 17,838%, as compared to the three months ended March 31, 2010. The increase was mostly due to the term loan of $2,000,000 obtained in December 2010. Interest expense (which includes the amortization of loan origination fees) will start to decline in the third quarter when the Company begins to repay the capital balance on the term loan.

Unrealized Loss on Fair Value of Put Option, Net

The following table represents the loss on revaluation of the put option on Series B Redeemable Convertible Preference Shares (“RCPS”) in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$108,759	$—	N/A

A revaluation gain or loss occurs due to the difference between the value of shares of common stock of the Company potentially issuable on the balance sheet date and the average of the share price for the ten previous days. The net loss from revaluation amounted to $108,759 for the three months ended March 31, 2011. There was no put option at March 31, 2010. The put option derivative liability of $302,847 as at March 31, 2011, consists of an underlying liability of $176,471, and an unrealized loss of $126,376, which arises because the number of the Company’s shares that would be issued on exercise of the put option is based on the average stock price for the previous ten days, whereas the derivative liability is based on the Company’s stock price on the balance sheet date. Should the average stock price for the previous ten days and the Company’s stock price on the balance sheet date be equal on June 30, 2011, or on the date of conversion if earlier, we would record a gain on fair value of put option of $126,376 in the three months ending June 30, 2011.

Unrealized Gain (Loss) on Fair Value of Warrants, Net

The following table represents our unrealized gain (loss) on fair value of warrants, net for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$490,588	$(1,886,692)	N/A

FASB ASC 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity” became effective January 1, 2009, and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

The net gain from warrant derivative revaluations during the three months ended March 31, 2011, was $490,588, compared to a loss of $1,866,692 during the three months ended March 31, 2010. The gains and losses are directly attributed to revaluations of warrants and result primarily from a net decrease or increase in the Company’s stock price in the period. The warrant derivative liability is also decreasing as their remaining term diminishes. With the present number of warrants, at our March 31, 2011, closing share price of $1.00, an increase in our share price of $0.10 would generate an unrealized loss in excess of $300,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain in excess of $280,000. Should our share price increase by $0.50, the sensitivity to changes in share price would increase even further.

Miscellaneous Expense

The following table presents the miscellaneous expense for the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,
2011	2010	% Change

$47,395	$65,075	(27)%

For the three months ended March 31, 2011, miscellaneous expense decreased $17,680, or 27%, as compared to the three months ended March 31, 2011. Miscellaneous expense is the result of net foreign currency exchange losses in our Malaysian subsidiary, WGBM, mainly due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net liability on its dollar denominated balances, so as the value of the Malaysian Ringgit increases against the dollar, an expense is recorded.

Headcount

Our consolidated headcount as of May 12, 2011, comprised 57 regular employees, 55 of whom were employed full-time, compared to 55 regular employees as of December 31, 2010, 53 of whom were employed full-time.

Liquidity and Capital Resources

From inception through March 31, 2011, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,783,681, net of offering costs, from the sale of Redeemable Convertible Preference Shares in its Malaysian subsidiary and $1,842,760, net of origination fees, from a secured term loan. As of March 31, 2011, the Company had $3,311,379 in unrestricted cash and cash equivalents, and working capital of $2,290,786.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the three months ended March 31, 2011 and 2010, in the amounts of $3,632,934 and $2,413,826, respectively. The cash used in operating activities in the three months ended March 31, 2011, was due to cash used to fund a net loss of $3,803,829, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized gain on fair value of warrants and unrealized loss on fair value of put option totaling $118,981, and cash provided by a change in working capital of $51,914. The cash used in operating activities in the three months ended March 31, 2010, was due to cash used to fund a net loss of $4,529,265, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, unrealized loss on fair value of warrants and exchange loss on issuance of RCPS totaling $2,300,274, and cash used by a change in working capital of $184,835. The increase in cash used in the three months ended March 31, 2011, compared to 2010, was driven primarily by the increase in the net operating loss from $2,582,049 to $4,030,125.

Net Cash Used in Investing Activities

The Company used $276,208 in the three months ended March 31, 2011, and $260,686 in the three months ended March 31, 2010, to acquire property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2011, was $4,999,663. The Company’s Malaysian subsidiary received $4,993,728, net of issuance costs, in exchange for the issuance of 3,233,734 Series C RCPS, and the Company received $9,200 from the exercise of stock options. This was offset by payments of $3,265 on capital lease obligations.

Cash provided by financing activities in the three months ended March 31, 2010, was $289,505. The Company received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. The Company’s Malaysian subsidiary received $238,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 111,111 Series B RCPS, and the Company received $15,782 from the exercise of stock options. This was offset by repayments of $12,244 on capital lease obligations.

Availability of Additional Funds

We believe funds available at March 31, 2011, along with our revenue, will fund our operations through July 2011. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditures totaling approximately $200,000, all for equipment to be used for manufacturing SmartChip products. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $17,500,000 at December 31, 2010. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $135,360 and $109,763, net of estimated annual forfeitures of 6%, for the three months ended March 31, 2011 and 2010, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the dates on which performance of services is recognized.

The weighted-average grant date fair value of options awarded in the three months ended March 31, 2011, was $0.48. There were no options awarded in the three months ended March 31, 2010. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	2.03%	2.28%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 42.88%	41.74% - 41.78%
Dividend yield	0%	0%

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $0.19 to $0.54 at March 31, 2011, from $0.32 to $0.69 at December 31, 2010, and from and from $1.17 to $1.46 at March 31, 2010.

Fair values at measurement dates during the three months ended March 31, 2011 and 2010, were estimated using the following assumptions:

	Three Months Ended March 31,
	2011	2010

Risk-free interest rate	0.67% - 1.26%	1.29% - 2.16%
Expected remaining term	1.71 – 2.99 Years	2.51 - 4.00 Years
Expected volatility	62.92% - 87.27%	43.83% - 49.78%
Dividend yield	0%	0%
Private Placement discount to stock price	10%	15%

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first quarter of 2011, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of March 31, 2011:

We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

The material weakness described above was previously identified in Item 9A in our Report on Form 10-K for the year ended December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for designing and implementing new controls to help ensure that we are no longer reliant on our outside auditors to review and adjust the Company’s accounting and related financial disclosures regarding the Redeemable Convertible Preference Shares in our subsidiary by providing technical training to our accounting personnel relating to the appropriate accounting and disclosure requirements. This was done to address a material weakness identified by management in the third quarter of 2010.

Other than this change, there was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2011, the Company’s subsidiary, WaferGen Bio-systems (M) Sdn. Bhd. (the “Malaysian Subsidiary”) received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 of its Series C Convertible Preference Shares (“CPS”) to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), representing the first subscription under a Share Subscription Agreement dated December 14, 2010, to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share.  MTDC will have a put right to cause the Company to exchange their Series C CPS for shares of common stock of the Company at one-to-one ratio at any time prior to the one year anniversary of the date of issuance of the Series C CPS, at which time all Series C CPS that have not already been exchanged for shares of common stock of the Company shall be automatically exchanged for shares of common stock of the Company at a one-to-one ratio.  The proceeds from the private placement will be used for general working capital purposes, including for the broad commercialization of the WaferGen SmartChip Real-Time PCR system.

Item 6.  Exhibits

Exhibit
No.	Description

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

Dated: May 16, 2011

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