Form 10-Q
period 2011-06-30
WaferGen Bio-systems, Inc.
filed 2011-09-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The Registrant had 41,563,180 shares of common stock outstanding as of September 9, 2011.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,668,747	$2,209,941
Restricted cash	100,826	100,651
Accounts receivable, net	91,007	778,769
Inventories, net	1,134,508	1,024,250
Prepaid expenses and other current assets	100,062	176,259

Total current assets	26,095,150	4,289,870

Property and equipment, net	1,996,861	1,191,840
Other assets	876,351	334,855

Total assets	$28,968,362	$5,816,565

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$768,946	$1,196,861
Accrued payroll and related costs	772,810	440,101
Deferred revenue	25,000	25,000
Other accrued expenses, current portion	583,590	428,497
Current portion of long-term debt	2,257	419,384

Total current liabilities	2,152,603	2,509,843

Other accrued expenses, non-current portion	117,293	—
Long-term debt, net of current portion	913,041	1,589,468
Derivative liability for put option on Series B redeemable convertible preference shares of subsidiary	118,476	194,088
Derivative liability for conversion element of convertible promissory notes	13,108,276	—
Warrant derivative liability	1,625,552	2,240,962

Total liabilities	18,035,241	6,534,361

Series A and B redeemable convertible preference shares of subsidiary	3,458,632	3,337,476

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity (deficit):
Series C convertible preference shares of subsidiary	4,993,728	––
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,937,499.97 shares issued and outstanding at June 30, 2011	9,838,569	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,596,055 and 41,175,464 shares issued and outstanding at June 30, 2011, and December 31, 2010 respectively	41,596	41,175
Additional paid-in capital	48,671,241	38,881,075
Accumulated deficit	(56,399,932)	(43,265,399)
Accumulated other comprehensive income	329,287	287,877

Total stockholders’ equity (deficit)	7,474,489	(4,055,272)

Total liabilities and stockholders’ equity (deficit)	$28,968,362	$5,816,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$44,905	$431,894	$395,937	$821,679

Cost of revenue	13,942	135,894	154,891	271,749

Gross profit	30,963	296,000	241,046	549,930

Operating expenses:
Sales and marketing	870,247	475,143	1,636,159	724,949
Research and development	2,019,173	1,496,443	4,079,888	3,038,711
General and administrative	2,075,200	1,160,049	3,488,781	2,203,954

Total operating expenses	4,964,620	3,131,635	9,204,828	5,967,614

Operating loss	(4,933,657)	(2,835,635)	(8,963,782)	(5,417,684)

Other income and (expenses):
Interest income	6,615	1,949	7,360	7,107
Interest expense (including excess debt discount of $2,255,074 expensed as interest in the three and six months ended June 30, 2011)	(2,710,344)	(1,067)	(2,819,227)	(1,674)
Change in fair value of put option, net	184,371	—	75,612	—
Change in fair value of conversion element of convertible promissory notes, net	(1,613,113)	—	(1,613,113)	—
Change in fair value of warrants, net	(190,981)	3,567,168	299,607	1,680,476
Miscellaneous income (expense)	30,145	(7,919)	(17,250)	(72,994)

Total other income and (expenses)	(4,293,307)	3,560,131	(4,067,011)	1,612,915

Net income (loss) before provision for income taxes	(9,226,964)	724,496	(13,030,793)	(3,804,769)

Provision for income taxes	(17,416)	—	(17,416)	—

Net income (loss)	(9,209,548)	724,496	(13,013,377)	(3,804,769)

Accretion on Series A and B redeemable convertible preference shares of subsidiary associated with premium	(57,036)	(78,790)	(121,156)	(144,313)
Accretion on Series A-1 convertible preferred stock associated with beneficial conversion feature	(9,250,009)	––	(9,250,009)	––
Series A-1 preferred dividend	(74,253)	—	(74,253)	—

Net income (loss) attributable to common stockholders	$(18,590,846)	$645,706	$(22,458,795)	$(3,949,082)

Net income (loss) per share - basic	$(0.45)	$0.02	$(0.54)	$(0.12)

Net income (loss) per share - diluted	$(0.45)	$0.02	$(0.54)	$(0.12)

Shares used to compute net income (loss) per share - basic	41,400,151	33,846,309	41,291,426	33,675,760

Shares used to compute net income (loss) per share - diluted	41,400,151	35,045,016	41,291,426	33,675,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(13,013,377)	$(3,804,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390,490	178,722
Stock-based compensation	549,643	597,823
Change in fair value of warrants, net	(299,607)	(1,680,476)
Exchange (gain) loss on issuance of convertible preference shares of subsidiary	(58,575)	3,005
Change in fair value of put option, net	(75,612)	—
Change in fair value of conversion element of convertible promissory notes	1,613,113	—
Excess debt discount expensed as interest	2,255,074	—
Allowance for doubtful accounts	20,000	—
Amortization of debt discount	6,285	—
Change in operating assets and liabilities:
Restricted cash	(175)	—
Accounts receivable	667,744	(216,183)
Inventories	(804,375)	(417,731)
Prepaid expenses and other assets	546,270	(114,944)
Accounts payable	(427,936)	66,565
Accrued payroll and related costs	302,187	(252,072)
Other accrued expenses	262,336	268,059

Net cash used in operating activities	(8,066,515)	(5,372,001)

Cash flows from investing activities:
Purchase of property and equipment	(497,448)	(524,158)

Net cash used in investing activities	(497,448)	(524,158)

Cash flows from financing activities:
Repayment of capital lease obligations	(6,595)	(14,290)
Net proceeds from issuance of Series B redeemable convertible preference shares of subsidiary	—	733,066
Net proceeds from issuance of Series C convertible preference shares of subsidiary	5,052,303	—
Repayment of term loan	(2,178,585)	—
Net proceeds from issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants	28,025,037	—
Interest converted to principal on convertible promissory notes	74,253	—
Proceeds from issuance of common stock and warrants, net of offering costs	9,200	644,377

Net cash provided by financing activities	30,975,613	1,363,153

Effect of exchange rates on cash	47,156	95,895

Net increase (decrease) in cash and cash equivalents	22,458,806	(4,437,111)

Cash and cash equivalents at beginning of the period	2,209,941	5,953,639

Cash and cash equivalents at end of the period	$24,668,747	$1,516,528

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

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. The subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), will launch various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and 8.2% (which includes all shares that have been assumed by the Company pursuant to exercises of exchange rights for which the Company has received notice from investors) of the preference shares of this entity. The Company expects that all of the subsidiary’s preference shares will be redeemed or converted into shares of the Company, however if all preference shares were converted into common stock of WGBM, the Company would own 72.8% of WGBM’s common stock. See Note 5 below.

On May 27, 2011, the Company completed a private placement offering (the “May 2011 Offering”) with certain accredited investors, pursuant to which the Company sold an aggregate of approximately 2,937,500 shares of Series A-1 convertible preferred stock at a stated value of $5.20 per share, with each share being convertible into ten shares of common stock, convertible promissory notes in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 convertible preferred stock at a price of $5.70 per share, with each share being convertible into ten shares of common stock, and warrants to purchase 56,173,248 shares of the Company’s common stock at an exercise price of $0.62 per whole share. The Company received aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037.

Subject to certain ownership limitations, the warrants issued in the May 2011 Offering were exercisable immediately and will expire five years from the date of issuance. They include a provision for excess shares in the event of a change in ownership and contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but do not contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s stock, so they are accounted for within Stockholders’ Equity.

The Company retained a selling agent in connection with this registered direct offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agents an aggregate fee totaling approximately $2,120,125.

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

The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basis of Consolidation – The condensed consolidated financial statements include the financial statements of WaferGen Bio-systems, Inc. and its subsidiaries. All significant transactions and balances between the WaferGen Bio-systems, Inc. and its subsidiaries have been eliminated in consolidation.

Development Stage – In prior periods the Company was in the development stage.

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

Change in Fair Value of Derivatives – The Company recognizes the put option on its Series B redeemable convertible preference shares of its subsidiary, the conversion element of its convertible promissory notes and its warrants with anti-dilution provisions as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a change in fair value within other income and expenses in the statement of operations. The Company determines the fair value of the put option on its Series B redeemable convertible preference shares of its subsidiary using a Black-Scholes valuation and the conversion element of its convertible promissory notes and its warrants with anti-dilution provisions using a Monte Carlo Simulation approach, with key input variables provided by management.

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

Reclassification – Certain reclassifications have been made to prior periods’ data to conform to the current presentation. These reclassifications had no effect on reported net losses.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance requires additional disclosures about fair value measurements, including information about purchases, sales, issuances and settlements in Level 3. We adopted this guidance effective January 1, 2011, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted, and will become effective for us on January 1, 2012. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and will become effective for us on January 1, 2012. The adoption of this standard will not have a material impact on our consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories consisted of the following at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010

Raw materials	$134,501	$—

Work in process	2,745	—

Finished goods	1,116,216	1,143,204

Total inventories	1,253,462	1,143,204

Less allowance for excess and obsolete inventory	(118,954)	(118,954)

Inventories, net	$1,134,508	$1,024,250

NOTE 4.  Long Term Obligations

On December 7, 2010, the Company entered a $2,000,000 Loan and Security Agreement (“LSA”) with Oxford Finance Corporation (“Oxford”). Borrowings under this term loan were at an interest rate of approximately 13%, and for the first six months, interest only was repayable, after which the balance of principal and interest were repayable in equal monthly installments over a thirty month period. The Company granted Oxford a first priority security interest in substantially all of its assets, excluding its intellectual property.

The Company issued warrants to purchase 95,368 shares of common stock with an allocated fair value of $46,230 and incurred other initial costs of $157,240 to obtain the LSA, and a fee of $95,000 was payable to Oxford on termination. These deferred financing costs of $298,470 were amortized as a non-cash interest expense over the period of the loan using the effective interest method.

The loan was repaid in full on May 27, 2011. At this date, the unamortized deferred financing costs of $222,275 plus additional costs arising from early termination of $83,585 were expensed as interest.

The Company leases equipment under a capital lease that expires in August 2011. Cost and accumulated depreciation of $47,162 are included in property and equipment. Aggregate future minimum obligations for the capital lease in effect as of June 30, 2011, were $2,279, of which $22 represented interest.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 27, 2011, the Company issued convertible promissory notes with a face value of $15,275,000, along with convertible preferred stock and warrants (see Note 1). Interest on the notes accrues at a rate of 5% per annum, and may either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

The outstanding principal amount under these convertible promissory notes may be converted into Series A-2 convertible preferred stock at a rate of $5.70 per share, with each share of Series A-2 convertible preferred stock being convertible into ten shares of common stock. In connection with the issuance of the convertible promissory notes, the Company and the note holders entered into a Cure Amount Side Letter Agreement (“CASLA”) which provides that, in the event that the Company should require debt to be converted in order to meet equity requirements to apply for (at its discretion) or maintain a listing on a recognized exchange, the notes may be converted at a lower rate per share based on the market price of the Company's common stock at the time of conversion, such that the note is convertible into a higher number of shares of Series A-2 convertible preferred stock such that the value of the notes is maintained. The Company recognized this conversion option as an embedded derivative valued at $11,495,163 on the date of issuance (see Note 10).

The Company allocated fair values to the Series A-1 convertible preferred stock, the convertible promissory notes and the warrants on May 27, 2011, the issuance date. The Company then assigned the aggregate proceeds of $30,550,000 in proportion to those fair values. The Company thus valued the Series A-1 convertible preferred stock at $10,724,991 (see Note 6), the convertible promissory notes at $10,072,592 and the warrants at $9,752,417 (see Note 8). The difference between face value of the convertible promissory notes and their allocated fair value was recorded as debt discount. In addition, the Company recognized the conversion element of the convertible promissory notes as an embedded derivative requiring bifurcation. The fair value of this derivative liability on May 27, 2011, the commitment date, had an estimated value of $11,495,163, based on assumptions including the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21% and a contractual term of 3.5 years. The fair value of this derivative liability was estimated again on June 30, 2011, as $13,108,276, based on assumptions including the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22% and a contractual term of 3.4 years. The increase in fair value of $1,613,113 was reflected as a charge within other income and expenses in the statement of operations.

To the extent that the debt discount as initially calculated exceeded the face value of the notes, net of issuance costs, we recorded a one-time non-cash interest expense of $2,255,074. The resulting debt discount of $14,442,497 ($5,202,408 related to the valuation allocation plus $11,495,163 related to the conversion element (an embedded derivative), less the $2,255,074 expensed as interest) is being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

Further, issuance costs totaling $2,524,963 were allocated to the Series A-1 convertible preferred stock, the convertible promissory notes and the warrants in proportion to their fair values on their issuance date. The $832,502 thus allocated to the convertible promissory notes was recorded as a deferred financing cost and is being amortized as a non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

The balance of the convertible promissory notes comprises the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Convertible Promissory Notes Payable:
Face value	$15,275,000	$—
Interest added to principal	74,253	—
Stated value	15,349,253	—
Debt discount – beneficial conversion feature, net of accumulated amortization of $6,285	14,436,212	—

Notes payable, net of debt discount	$913,041	$—

The convertible promissory notes include an additional share coefficient, such that additional shares of Series A-2 convertible preferred stock may be issued in the event of an Organic Change (a substantial change in ownership of the Company, as defined).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

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

(d)
to cause the subsidiary, WGBM, to redeem the RCPS in whole or in part at any time after December 31, 2011, for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM in excess of $2 million);

(e)	of first offer on any transfers or new issuance of subsidiary shares (for Series A only); and

(f)	for each of Series A and Series B RCPS, to appoint one of the seven directors of the subsidiary.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

On June 30, 2011, the Company revalued the put option liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.54, an exercise price of $0.4828, estimated volatility of 52.87%, a risk-free interest rate of 0.01%, a zero dividend rate and an expected term of one day, and determined the fair value of the remaining put option derivative liability to be $118,476.

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C convertible preference shares (“CPS”) to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. Each Series C CPS will convert into one share of the Company on the anniversary of each closing, or at any earlier date MTDC’s option. MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS.

The balance remaining in Series C CPS comprises the following at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010
SERIES C
Proceeds from issuance of CPS	$5,058,575	$—
Exchange gain on issuance	(58,575)	—
Issuance costs	(6,272)	—

Total CPS accounted for as equity	$4,993,728	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance remaining in Series A and B RCPS comprises the following at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	55,416	45,416
Accretion of redemption premium	351,133	283,717

Total Series A RCPS	2,346,549	2,269,133

SERIES B
Proceeds from issuance of RCPS	1,000,000	1,000,000
Issuance costs	(23,763)	(23,763)
Accretion of issuance costs	22,546	15,073
Accretion of redemption premium	113,300	77,033

Total Series B RCPS	1,112,083	1,068,343

Total RCPS accounted for as liabilities	$3,458,632	$3,337,476

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 3,233,734 Series C CPS issued in the six months ended June 30, 2011, and 410,279 Series B RCPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at June 30, 2011, and 1,743,611 preference shares (including 410,279 Series B RCPS held by the Company) issued and outstanding at December 31, 2010.

NOTE 6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective May 26, 2011, the Company designated 4,500,000 shares as Series A-1 convertible preferred stock and 4,500,000 shares as Series A-2 convertible preferred stock (together, the “Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into ten shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.985% of the common stock following conversion, and entitles the holder to receive dividends, as, when and if declared by the Company’s Board of Directors, at an annual rate of 5% of the stated value per share of the respective series. Such dividends will accrue and accumulate on each share of Series A Preferred Stock from the date of issuance, whether or not declared, until November 27, 2014, when the right to further dividends ceases. The Series A Preferred Stock has no voting rights, and in the event of liquidation ranks senior to common stock.

Effective May 27, 2011, the Company sold an aggregate of 2,937,499.97 shares of Series A-1 convertible preferred stock with a stated value of $5.20 per share. The Company recorded the allocated valuation of $10,724,991 (see Note 4), less allocated issuance costs of $886,422, as Series A-1 convertible preferred stock within permanent equity, at net issuance cost. The Company also recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series A-1 convertible preferred stock. Since this preferred stock is immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $9,250,009 was recorded as a one-time accretion expense.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

A summary of stock option and restricted stock transactions in the six months ended June 30, 2011, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2011	2,191,821	5,543,893	$1.5218	127,500	$1.6422
Granted	(971,175)	648,550	$0.8940	322,625	$0.8673
Exercised	—	(324,740)	$0.3220	—	$—
Vested	—	—	$—	(269,597)	$0.9261
Forfeited	562,448	(506,198)	$1.5116	(58,750)	$1.4806
Canceled	184,771	(740,189)	$1.6681	(46,778)	$0.6738

Balance at June 30, 2011	1,967,865	4,621,316	$1.4957	75,000	$1.6133

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company received $104,566 for the 324,740 shares issued pursuant to options exercised during the six months ended June 30, 2011, which had an intrinsic value of $203,399. The Company received $38,527 for the 75,554 shares issued pursuant to options exercised during the six months ended June 30, 2010, which had an intrinsic value of $98,121.

The following table summarizes information concerning outstanding options as of June 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of	as of	Remaining	Average	as of	Remaining	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Contractual	Exercise
Prices	2011	Life (in Years)	Price	2011	Life (in Years)	Price

$0.0002 - $0.1482	178,170	3.51	$0.0675	178,170	3.51	$0.0675
$0.4630 - $0.8500	490,549	6.70	$0.7362	45,399	4.52	$0.5837
$1.0000 - $1.5000	1,876,597	5.27	$1.3387	1,167,371	5.15	$1.3563
$1.7600 - $2.3900	2,076,000	6.02	$1.9396	1,102,419	5.79	$2.0132

	4,621,316	5.69	$1.4957	2,493,359	5.30	$1.5406

The fair value of options vested in the six months ended June 30, 2011 and 2010, was $256,303 and $211,376, respectively. The aggregate intrinsic value of options outstanding at June 30, 2011, was $84,609, all related to options exercisable. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2011 and 2010, was $0.38 and $0.72, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2011	2010

Risk-free interest rate	1.50% - 2.24%	2.01% - 2.40%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 50.83%	42.40% - 42.70%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $267,090 and $258,877 for the three months ended June 30, 2011 and 2010, respectively, and $549,643 and $597,823 for the six months ended June 30, 2011 and 2010, respectively. The sum expensed in the three and six months ended June 30, 2011, includes $43,890 and $126,490, respectively, for restricted stock awards to consultants.

At June 30, 2011, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $917,443. This cost is expected to be recognized over an estimated weighted average amortization period of 2.68 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with our fundraising in May 27, 2011, members of management, with warrants to purchase a total of 1,051,074 shares with an estimated fair value of $315,803 following the anti-dilution adjustments on that date, waived their right to any future anti-dilution adjustments, so this estimated fair value was transferred to Stockholders’ Equity. During the six months ended June 30, 2011, the remainder of the decrease in the fair value of the warrant derivative liability of $299,607 was recorded as an unrealized gain on fair value of warrants, net.

During the six months ended June 30, 2010, a $1,680,476 decrease in the fair value of the warrant derivative liability was recorded as an unrealized gain on the fair value of warrants, net. A summary of activity in warrant derivative liabilities is included in Note 10.

The fair value of warrants ranged from $0.09 to $0.26 at June 30, 2011, from $0.32 to $0.69 at December 31, 2010, and from $0.24 to $0.36 at June 30, 2010. Fair values at June 30, 2011 and 2010, were estimated using the following assumptions:

	June 30, 2011	June 30, 2010

Risk-free interest rate	0.35% - 0.80%	0.75% - 1.25%
Expected remaining term	1.51 -2.79 Years	2.31 - 3.59 Years
Expected volatility	63.87% - 90.56%	44.80% - 50.79%
Dividend yield	0%	0%

A summary of outstanding common stock warrants as of June 30, 2011, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	56,173,248	—	$0.6200	May 2016
Common stock	4,487,656	3,718,425	$0.7800	June and August 2014
Common stock	2,875,736	2,774,050	$0.8400	December 2014 and January 2015
Common stock	2,265,071	2,084,914	$0.8400	May 2013
Common stock	44,401	—	$1.4100	March 2012
Common stock	95,368	—	$1.4680	December 2015
Common stock	203,500	—	$1.5000	July 2015
Common stock	3,000,830	—	$1.5500	July 2015
Common stock	2,666,459	—	$2.2500	May and June 2012
Common stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	72,012,269	8,577,389

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	73,090,180	8,577,389

The warrants expiring in May 2016 were issued in conjunction with the May 2011 Offering (see Note 1), and were valued at the time of issuance utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.68, an exercise price of $0.62, estimated volatility of 89.58%, a risk free interest rate of 1.03%, a zero dividend rate and an expected term of 3.5 years. These warrants include the right to receive a Black-Scholes valuation, as defined, of the unexercised portion of the warrant in the event of an Organic Change (a substantial change in ownership of the Company, as defined). This contingent embedded derivative will be accounted for only in the event that an Organic Change should occur.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2011, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with our May 2011 Offering, members of management with warrants to purchase a total of 769,231 shares waived their right to further anti-dilution adjustments.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2011, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with our May 2011 Offering, members of management with warrants to purchase a total of 101,686 shares waived their right to further anti-dilution adjustments.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2011, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,265,071 shares. In connection with our May 2011 Offering, members of management with warrants to purchase a total of 180,157 shares waived their right to further anti-dilution adjustments.

The SSA dated December 14, 2010 (see Note 5) grants the holders of the Series C CPS the right to subscribe for a further 1,077,911 CPS at a price of $2.3193. Since these Series C CPS would convert into common stock of the Company within one year of the subscription date, this right is, for accounting purposes, equivalent to a warrant to purchase the Company’s common stock.

NOTE 9.  Cash Flow Information

Cash paid during the six months ended June 30, 2011 and 2010, is as follows (interest paid in the six months ended June 30, 2011, excludes $178,585 which was paid to Oxford relating to termination of the term loan and was expensed as interest):

	Six Months Ended June 30,
	2011	2010

Interest	$127,040	$1,933

Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2011 and 2010, is as follows:

	Six Months Ended June 30,
	2011	2010

Warrant derivative liabilities transferred to equity on waiver of future anti-dilution rights	$315,803	$—

Conversion element bifurcated on issuance of convertible promissory notes	$11,495,163	$—

Interest converted to principal on convertible promissory notes	$74,253	$—

Beneficial conversion feature related to Series A-1 convertible preferred stock	$9,250,009	$—

Inventory transferred to property and equipment	$693,942	$—

Restricted stock forfeited to cover income tax liability	$30,437	$—

Accretion on Series A and B redeemable convertible preference shares of subsidiary associated with premium	$121,156	$144,313

Issuance to placement agents of warrants classified as derivative liabilities	$—	$2,200

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents, including restricted cash	$24,769,573	$—	$—	$24,769,573

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$1,625,552	$1,625,552

Conversion Element of Promissory Notes	$—	$—	$13,108,276	$13,108,276

Put option derivative liability	$—	$—	$118,476	$118,476

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010:

		Conversion
	Warrant	Element of	Put Option
	Derivatives	Promissory Notes	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$2,435,050
Issuances	—	11,495,163	—	11,495,163
Changes in fair value included in other income and expenses	(299,607)	1,613,113	(75,612)	1,237,894
Settlements	(315,803)	—	—	(315,803)
Balance at June 30, 2011	$1,625,552	$13,108,276	$118,476	$14,852,304

Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2011	$353,832	$(1,613,113)	$75,612	$(1,183,669)

		Conversion
	Warrant	Element of	Put Option
	Derivatives	Promissory Notes	Derivatives	Total

Balance at January 1, 2010	$2,778,191	$—	$—	$2,778,191
Issuances	17,915	—	—	17,915
Changes in fair value included in other income and expenses	(1,680,476)	—	—	(1,680,476)
Settlements	—	—	—	—
Balance at June 30, 2010	$1,115,630	$—	$—	$1,115,630

Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2010	$1,680,476	$—	$—	$1,680,476

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes and the put option derivative liabilities are discussed in Notes 8, 4 and 5, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) attributable to common shareholders	$(18,590,846)	$645,706	$(22,458,795)	$(3,949,082)

Shares used to compute net income (loss) per share - basic	41,400,151	33,846,309	41,291,426	33,675,760

Common share equivalents from exercise of options	—	1,182,037	—	—

Common share equivalents from exercise of warrants	—	11,794	—	—

Shares issuable upon vesting of restricted stock	—	4,876	—	—

Shares used to compute net income (loss) per share - diluted	41,400,151	35,045,016	41,291,426	33,675,760

Net income (loss) per share – basic	$(0.45)	$0.02	$(0.54)	$(0.12)

Net income (loss) per share – diluted	$(0.45)	$0.02	$(0.54)	$(0.12)

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A and B RCPS, Series C CPS, Series A-1 convertible preferred stock and convertible promissory notes in the three months ended June 30, 2011, or in the six months ended June 30, 2011 and 2010, as the effect would be anti-dilutive due to the net loss. Further, accretion of $78,790 and the related Series A and B RCPS potentially convertible into 1,772,440 shares of common stock were not reflected in the calculation of diluted earnings per share in the three months ended June 30, 2010, as the accretion per common share obtainable on conversion exceeded basic earnings per share.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, restricted stock (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of SeriesA and B RCPS, Series C CPS, Series A-1 convertible preferred stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Common share equivalents issuable upon exercise of common stock options	204,757	—	290,729	1,398,181

Common share equivalents issuable upon exercise of common stock warrants	1,906,332	—	3,353,092	166,704

Shares issuable upon vesting of restricted stock	81,456	—	96,885	2,452

Shares issuable upon conversion of Series A and B RCPS	6,532,599	—	6,532,599	1,652,615

Shares issuable upon conversion of Series C CPS	3,233,734	—	2,018,851	—

Shares issuable upon conversion of Series A-1 convertible preferred stock	11,299,644	—	5,681,037	—

Shares issuable upon conversion of convertible promissory notes	10,308,445	—	5,182,699	—

Total common share equivalents excluded from denominator for diluted earnings per share computation	33,566,967	—	23,155,892	3,219,952

In the three months ended June 30, 2010, options to purchase 1,472,797 shares of common stock and warrants to purchase 6,410,028 shares of common stock were not considered in the calculation of diluted earnings per share attributable to common stockholders as the effect would have been antidilutive. The shares of common stock issuable upon full conversion of convertible promissory notes excludes the potential additional shares issuable under the terms of the CASLA, as such shares will only become issuable in the event that the Company applies for a listing on a recognized Exchange.

NOTE 12.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(9,209,548)	$724,496	$(13,013,377)	$(3,804,769)

Foreign currency translation adjustments, net of income taxes	(15,422)	9,843	41,410	101,739

Total comprehensive income (loss)	$(9,224,970)	$734,339	$(12,971,967)	$(3,703,030)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  Concentrations

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

At June 30, 2011, three customers accounted for 43%, 21% and 18%, respectively, of accounts receivable. At December 31, 2010, four different customers accounted for 39%, 26%, 19% and 10%, respectively, of accounts receivable.

During the three months ended June 30, 2011, two customers accounted for 82% and 14%, respectively, of total revenues. During the three months ended June 30, 2010, one of these customers accounted for 41% of total revenues and a different customer accounted for 49%.

During the six months ended June 30, 2011, four customers accounted for 53%, 14%, 12% and 11%, respectively, of total revenues. During the six months ended June 30, 2010, one of these customers accounted for 22% of total revenues and a different customer accounted for 58%.

NOTE 14.  Contingencies

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

Under the terms of the Registration Rights Agreement dated May 27, 2011, the Company will become liable to pay liquidated damages to purchasers in the May 2011 Offering (see Note 1) in the event that initial and subsequent Registration Statements are not filed with, or accepted by, the Securities and Exchange Commission (“SEC”) within specified time periods. The Company filed a Registration Statement with the SEC on Form S-1 on July 12, 2011, which met the required deadline for the initial filing. The SEC has since reviewed this filing and provided comments, which the Company responded to on September 8, 2011. In the event that the Registration Statement is not declared effective by the SEC by October 10, 2011 (90 days after the initial filing date), the Company will be liable to pay liquidated damages to the purchasers of $305,500 (being 1% of the aggregate purchase price), plus a further $305,500 per month until the Registration Statement has been declared effective by the SEC, up to a maximum of $3,055,000 (being 10% of the aggregate purchase price). No sums have been accrued for this contingency as the Company’s management does not believe it probable that liquidated damages will become payable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2011 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, the Company has incurred substantial operating losses. As of June 30, 2011, the Company’s accumulated deficit was $56,399,932. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize the Company’s initial products and services. The Company expects to continue to incur substantial costs for research, development, and manufacturing scale-up activities for at least the next year. The Company will also need to increase its selling, general and administrative costs as it builds up its sales and marketing infrastructure to expand and support the sale of systems, other products, and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$44,905	$431,894	$395,937	$821,679

Cost of revenue	13,942	135,894	154,891	271,749

Gross profit	30,963	296,000	241,046	549,930

Operating expenses:
Sales and marketing	870,247	475,143	1,636,159	724,949
Research and development	2,019,173	1,496,443	4,079,888	3,038,711
General and administrative	2,075,200	1,160,049	3,488,781	2,203,954

Total operating expenses	4,964,620	3,131,635	9,204,828	5,967,614

Operating loss	(4,933,657)	(2,835,635)	(8,963,782)	(5,417,684)

Other income and (expenses):
Interest income	6,615	1,949	7,360	7,107
Interest expense	(2,710,344)	(1,067)	(2,819,227)	(1,674)
Change in fair value of put option, net	184,371	—	75,612	—
Change in fair value of conversion element of promissory notes, net	(1,613,113)	—	(1,613,113)	—
Change in fair value of warrants, net	(190,981)	3,567,168	299,607	1,680,476
Miscellaneous income (expense)	30,145	(7,919)	(17,250)	(72,994)

Total other income (expense)	(4,293,307)	3,560,131	(4,067,011)	1,612,915

Net income (loss) before provision for income taxes	(9,226,964)	724,496	(13,030,793)	(3,804,769)

Provision for income taxes	(17,416)	—	(17,416)	—

Net income (loss)	$(9,209,548)	$724,496	$(13,013,377)	$(3,804,769)

Revenue

The following table presents our revenue for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$44,905	$431,894	(90)%	$395,937	$821,679	(52)%

For the three months ended June 30, 2011, revenue decreased by $386,989, or 90%, as compared to the three months ended June 30, 2010. The decrease is primarily due to the absence of sales of SmartChip Real-Time PCR Systems to early access customers, along with a decrease in sales of our Real-Time PCR Chip panels and Fee-for-Service.

For the six months ended June 30, 2011, revenue decreased by $425,742, or 52%, as compared to the six months ended June 30, 2010. The decrease is primarily due to decreases in sales SmartChip Real-Time PCR Systems, Real-Time PCR Chip panels and Fee-for-Service, as well as SmartSlide™ products, which we no longer market, which accounted for 16% of our revenue in the first six months of 2010.

Cost of Revenue

The following table presents the cost of revenue for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$13,942	$135,894	(90)%	$154,891	$271,749	(43)%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2011, cost of revenue decreased by $121,952, or 90%, as compared to the three months ended June 30, 2010. The decrease related primarily to the decrease in revenue.

For the six months ended June 30, 2011, cost of revenue decreased by $116,858 or 43%, as compared to the six months ended June 30, 2010. The decrease related primarily to the decrease in revenue, offset by a lower margin on the sale of an externally manufactured system used with our SmartChip products.

Sales and Marketing

The following table presents the sales and marketing expenses for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$870,247	$475,143	83%	$1,636,159	$724,949	126%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2011, sales and marketing expenses increased by $395,104, or 83%, as compared to the three months ended June 30, 2010. The increase resulted primarily from increases in salaries and wages, including bonuses, and travel and subsistence costs, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities following the commercialization of our SmartChip products and services.

For the six months ended June 30, 2011, sales and marketing expenses increased by $911,210, or 126%, as compared to the six months ended June 30, 2010. The increase resulted primarily from increases in salaries and wages, including bonuses, recruitment costs and travel and subsistence costs and facilities allocation, which arose due to an increase in the head count of sales and marketing employees and consultants, and increases in promotional activities following the commercialization of our SmartChip products and services.

We expect selling expenses will continue to increase in the future as the Company increases its marketing activities for SmartChip, and as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents the research and development expense for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$2,019,173	$1,496,443	35%	$4,079,888	$3,038,711	34%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2011, research and development expenses increased $522,730, or 35%, as compared to the three months ended June 30, 2010. The increase resulted primarily from increases in salaries and wages and expendable equipment and materials, which arose due to an increase in the head count of employees and the amount of hardware used in their research projects.

For the six months ended June 30, 2011, research and development expenses increased $1,041,177, or 34%, as compared to the six months ended June 30, 2010. The increase resulted primarily from increases in salaries and wages, depreciation of equipment and expendable equipment and materials, which arose due to an increase in the head count of employees and the amount of hardware used in their research projects.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$2,075,200	$1,160,049	79%	$3,488,781	$2,203,954	58%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2011, general and administrative expenses increased $915,151, or 79%, as compared to the three months ended June 30, 2010. The increase resulted primarily from increases in personnel costs, mainly for discretionary bonuses paid to senior management, and recruitment costs.

For the six months ended June 30, 2011, general and administrative expenses increased $1,284,827, or 58%, as compared to the six months ended June 30, 2010. The increase resulted primarily from increases in personnel costs, mainly for discretionary bonuses paid to senior management, and recruitment costs.

We expect our general and administrative expenses to increase as the Company expands its staff, develops its infrastructure and incurs additional costs to support the growth in its business.

Interest Income

The following table presents the interest income for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$6,615	$1,949	239%	$7,360	$7,107	4%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2011, interest income increased by $4,666, or 239%, as compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, interest income increased by $253, or 4%, as compared to the six months ended June 30, 2010. The increase in both periods was mainly due to an increase in the average cash invested in interest-bearing accounts, offset by lower interest rates.

Interest Expense

The following table presents the interest expense for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$2,710,344	$1,067	253,915%	$2,819,227	$1,674	168,313%

For the three months ended June 30, 2011, interest expense increased $2,709,277, or 253,915%, as compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, interest expense increased $2,817,553, or 168,313%, as compared to the six months ended June 30, 2010. The increase in both periods was mostly due to the convertible promissory notes in the aggregate principal amount of $15,275,000 issued in May 2011 and the term loan of $2,000,000 obtained in December 2010 and repaid in May 2011. Interest expense (which includes the amortization of debt discount and loan origination fees) will decrease in the third quarter as there will be no one-time non-cash interest expense of $2,255,074 related to the convertible promissory notes (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1), and there will be no interest charges related to the term loan, which included $222,275 in accelerated deferred financing costs plus $83,585 arising due to early repayment in the three and six months ended June 30, 2011. Since the effective yield amortization weights the interest charges towards the latter stages of the contractual term of the convertible promissory notes, interest charges for the remainder of 2011 will not be significantly in excess of the 5% coupon rate absent a partial extinguishment of this debt.

Change in Fair Value of Put Option, Net

The following table represents the gain on revaluation of the put option on Series B redeemable convertible preference shares (“RCPS”) in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$184,371	$—	N/A	$75,612	$—	N/A

A revaluation gain or loss occurs due to the difference between the value of shares of common stock of the Company potentially issuable on the balance sheet date and the average of the share price for the ten previous days. The net gain from revaluation amounted to $184,371 and $75,612 for the three and six months ended June 30, 2011, respectively. There was no put option at June 30, 2010. The put option derivative liability of $118,476 as at June 30, 2011, consists of an underlying liability of $176,471, and an unrealized gain of $57,995, which arises because the number of the Company’s shares that would be issued on exercise of the put option is based on the average stock price for the previous ten days, whereas the derivative liability is based on the Company’s stock price on the balance sheet date. Should the average stock price for the previous ten days and the Company’s stock price on the balance sheet date be equal on September 30, 2011, or on the date of conversion if earlier, we would record a loss on fair value of put option of $57,995 in the three months ending September 30, 2011.

Change in Fair Value of Conversion Element of Convertible Promissory Notes, Net

The following table represents our unrealized loss on conversion element of convertible promissory notes, net for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$1,613,113	$—	N/A	$1,613,113	$—	N/A

A net gain or loss on the conversion element of convertible promissory notes arises from the change in its appraised value. The net loss was $1,613,113 during the three and six months ended June 30, 2011. There were no convertible promissory notes at June 30, 2010. The valuation model is based on the Cure Amount (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1) being available to note-holders, which acts rather like a full ratchet anti-dilution provision. Thus, as the stock price drops, the number of shares increases to maintain the value of the conversion element. When the conversion element was initially valued on May 27, 2011, the Company’s stock price was $0.68, so there was no such protection for the first $0.11 drop in price, as the number of conversion shares could not exceed 26,798,236 (based on the $0.57 conversion price). When the conversion element was revalued on June 30, 2011, the Company’s stock price was $0.54, below the conversion price, so note-holders were fully protected against any potential drop in stock price, so despite the decline in stock price, the valuation of this derivative liability increased, creating a loss.

Change in Fair Value of Warrants, Net

The following table represents our unrealized gain (loss) on fair value of warrants, net for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$(190,981)	$3,567,168	N/A	$299,607	$1,680,476	(82)%

The net loss from warrant derivative revaluations during the three months ended June 30, 2011, was $190,981, compared to a gain of $3,567,168 during the three months ended June 30, 2010. The net gain from warrant derivative revaluations during the six months ended June 30, 2011, was $299,607, compared to a gain of $1,680,476 during the six months ended June 30, 2010. These gains and losses are directly attributed to revaluations of warrants and result primarily from a net decrease or increase in the Company’s stock price in the period. The warrant derivative liability is also decreasing as their remaining term diminishes. With the present number of warrants, at our June 30, 2011, closing share price of $0.54, an increase in our share price of $0.10 would generate an unrealized loss of approximately $560,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain of approximately $500,000. Should our share price increase by $0.30, the sensitivity to changes in share price would increase even further.

Miscellaneous Income (Expense)

The following table presents the miscellaneous income (expense) for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$30,145	$(7,919)	N/A	$(17,250)	$(72,994)	N/A

For the three months ended June 30, 2011, we recorded miscellaneous income of $30,145, compared to an expense of $7,919 for the three months ended June 30, 2010. For the six months ended June 30, 2011, we recorded miscellaneous expense of $17,250, compared to an expense of $72,994 for the six months ended June 30, 2010. Miscellaneous income and expense is mainly the result of net foreign currency exchange gains and losses in our Malaysian subsidiary, WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net liability on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. In addition, we recorded a gain of $58,575 in the three months and six months ended June 30, 2011, as the local currency exchange rate for the Series C CPS received from MTDC in March 2011 (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1) had been previously fixed; the cash related to this gain was not received until May 2011 and we deferred its recognition until the related cash was received.

Provision for income taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2011	2010	% Change	2011	2010	% Change

$(17,416)	$—	N/A	$(17,416)	$—	N/A

For the three and six months ended June 30, 2011, we recorded a credit for income taxes of $17,416, being an allocation of US taxes to the cumulative translation adjustment recorded in other comprehensive income, offset by an interim estimate of Malaysian taxes payable on interest income receivable from a loan to the US parent. The Company has provided a full valuation allowance against its net deferred tax assets.

Headcount

Our consolidated headcount as of September 9, 2011, comprised 69 regular employees, 65 of whom were employed full-time, compared to 55 regular employees as of December 31, 2010, 53 of whom were employed full-time.

Liquidity and Capital Resources

From inception through June 30, 2011, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A preferred stock, $1,559,942 from the sale of Series B preferred stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of convertible preference shares in its Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $28,025,037, net of offering costs, from the sale of Series A-1 preferred stock, convertible promissory notes and warrants. As of June 30, 2011, the Company had $24,668,747 in unrestricted cash and cash equivalents, and working capital of $23,942,547.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the six months ended June 30, 2011 and 2010, in the amounts of $8,066,515 and $5,372,001, respectively. The cash used in operating activities in the six months ended June 30, 2011, was due to cash used to fund a net loss of $13,013,377, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, change in fair value of warrants, exchange gain on issuance of convertible preference shares of subsidiary, change in fair value of put option, change in fair value of conversion element of convertible promissory notes, excess debt discount expensed as interest, allowance for doubtful accounts and amortization of debt discount totaling $4,400,811, and cash provided by a change in working capital of $546,051. The cash used in operating activities in the six months ended June 30, 2010, was due to cash used to fund a net loss of $3,804,769, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, change in fair value of warrants and exchange loss on issuance of redeemable convertible preference shares of subsidiary totaling $900,926, and cash used by a change in working capital of $666,306. The increase in cash used in the six months ended June 30, 2011, compared to 2010, was driven primarily by the increase in the net operating loss from $5,417,684 to $8,963,782 and the collection of trade receivables, offset by an increase in inventory.

Net Cash Used in Investing Activities

The Company used $497,448 in the six months ended June 30, 2011, and $524,158 in the six months ended June 30, 2010, to acquire property and equipment, mostly for use in research and development activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2011, was $30,975,613. The Company’s Malaysian subsidiary received $5,052,303, including an exchange gain and net of issuance costs, in exchange for the issuance of

3,233,734 Series C CPS, and the Company received $28,025,037, net of issuance costs, from issuance of Series A-1 preferred stock, convertible promissory notes and warrants and $9,200 from the exercise of stock options. In addition, interest of $74,253 was added to the principal amount of convertible promissory notes. This was offset by payments of $6,595 on capital lease obligations and $2,178,585 to extinguish all liabilities under a term loan.

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

Availability of Additional Funds

We believe funds available at June 30, 2011, along with our revenue, will fund our operations through 2013. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support the Company’s future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to sustain the Company until it achieves profitability. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of our convertible promissory notes and the Series A and B RCPS of our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc. and WaferGen Biosystems (M) Sdn. Bhd., the Company’s Malaysian subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Estimates

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

Inventory Valuation

Inventories are stated at the lower of cost and market value. We perform a detailed assessment of inventory on a regular basis, which includes, among other factors, a review of projected demand requirements, product pricing, product expiration and product lifecycle. As a result of this assessment, we record provisions for potentially excess, obsolete or impaired goods, when appropriate, in order to reduce the reported amount of inventory to its net realizable value. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers and nano-dispensers. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $256,907 and $238,392, net of estimated annual forfeitures of 6%, for the six months ended June 30, 2011 and 2010, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the dates on which performance of services is recognized.

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2011 and 2010, was $0.38 and $0.72, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2011	2010

Risk-free interest rate	1.50% - 2.24%	2.01% - 2.40%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 50.83%	42.40% - 42.70%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. Since the Company’s stock has not been traded for as long as the expected term of the options, the Company uses a weighted-average of the historic volatility of seven (increased from four effective April 1, 2011) comparable companies over the retrospective period corresponding to the expected life of the Company’s own options on the grant date. Extra weighting is attached to those companies most similar in terms of size and business activity. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $0.09 to $0.26 at June 30, 2011, from $0.32 to $0.69 at December 31, 2010, and from $0.24 to $0.36 at June 30, 2010. Fair values at June 30, 2011 and 2010, were estimated using the following assumptions:

	June 30, 2011	June 30, 2010

Risk-free interest rate	0.35% - 0.80%	0.75% - 1.25%
Expected remaining term	1.51 -2.79 Years	2.31 - 3.59 Years
Expected volatility	63.87% - 90.56%	44.80% - 50.79%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of seven (increased from four effective April 1, 2011) comparable companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. Extra weighting is attached to those companies most similar in terms of size and business activity. To the extent that Company’s stock has been traded for longer expected remaining term of the warrants, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Derivative Liability for Conversion Element of Convertible Promissory Notes

We evaluate the derivative liability for the conversion element of convertible promissory notes using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates. The fair value of this derivative liability at May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21% and a contractual term of 3.5 years, and was estimated to be $11,495,163. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22% and a contractual term of 3.4 years, and was estimated to be $13,108,276.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of June 30, 2011:

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

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:

The Company is highly leveraged.

As of June 30, 2011, the Company had issued convertible promissory notes with a stated value of $15.3 million, which include conversion price protection under certain circumstances, and convertible preferred stock with a stated value of $15.3 million. These securities may have negative consequences for us, such as:

•	limiting our ability to obtain additional financing;

•
limiting funds available to us because we may need to dedicate a substantial portion of our cash flow from operations to the payment of interest expense, thereby reducing the funds available to us for other purposes, including capital expenditures;

•	increasing our vulnerability to economic downturns and changing market and industry conditions; and

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Malaysian Financing

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

May 2011 Private Placement

On May 27, 2011, the Company sold 2,937,499.97 shares of Series A-1 Convertible Preferred Stock, convertible into 29,374,999 shares of common stock, Convertible Promissory Notes in the principal amount of $15,275,000, fully convertible into common stock of the Company at $0.57 per share, and warrants to purchase an aggregate of up to 56,173,248 shares of common stock in a private placement for an aggregate purchase price of $30,550,000. Subject to certain ownership limitations, the warrants were exercisable immediately at an exercise price of $0.62 per share. The warrants expire on May 27, 2016, five years after the issuance date, and under certain circumstances are exercisable using cashless exercise. Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

The purchasers included The Shivji Family Trust (an affiliate of Alnoor Shivji, our Chairman, President and Chief Executive Officer), Joel Kanter, a member of our board of directors, The Kanter Family Foundation (“The Kanter Foundation”, which is an affiliate of Joel Kanter) and Robert Coradini, a member of our board of directors. The Shivji Family Trust purchased 38,461.54 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $200,000 and warrants to purchase an aggregate of up to 735,493 shares of common stock for an aggregate purchase price of $400,000. Joel Kanter purchased 9,615.38 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $50,000 and warrants to purchase an aggregate of up to 183,873 shares of common stock for an aggregate purchase price of $100,000. The Kanter Foundation purchased 4,807.69 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $25,000 and warrants to purchase an aggregate of up to 91,937 shares of common stock for an aggregate purchase price of $50,000. Robert Coradini purchased 24,037.46 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $125,000 and warrants to purchase an aggregate of up to 459,683 shares of common stock for an aggregate purchase price of $250,000. The Shivji Family Trust, Joel Kanter, The Kanter Foundation and Robert Coradini each participated in the May 2011 Private Placement on substantially the same terms as the other purchasers.

Net proceeds received from the May 2011 Private Placement will be used for repayment of the term loan (including associated fees and expenses), for expanding the commercialization capabilities of the Company to market the SmartChip Real-Time PCR system and related products, and for working capital and general corporate purposes.

The Malaysian Financing was made solely in an “offshore transaction,” as defined in Regulation S under the Securities Act. The May 2011 Private Placement was made solely to “accredited investors,” as defined in Regulation D under the Securities Act, or  “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act. The securities sold in the Malaysian Financing and the May 2011 Private Placement were not, prior to their issuance, registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) or Regulation S under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.  Exhibits

Exhibit
No.	Description

10.1*	Letter Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: September 12, 2011

By: /s/ Alnoor Shivji
Alnoor Shivji
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Letter Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer