Form 10-Q
period 2011-09-30
WaferGen Bio-systems, Inc.
filed 2011-11-21
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The Registrant had 41,563,180 shares of common stock outstanding as of November 17, 2011.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,810,823	$2,209,941
Restricted cash	100,916	100,651
Accounts receivable, net	80,334	778,769
Inventories, net	1,326,185	1,024,250
Prepaid expenses and other current assets	187,150	176,259

Total current assets	21,505,408	4,289,870

Property and equipment, net	1,920,043	1,191,840
Other assets	865,416	334,855

Total assets	$24,290,867	$5,816,565

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,219,037	$1,196,861
Accrued payroll and related costs	512,426	440,101
Deferred revenue	25,000	25,000
Other accrued expenses, current portion	695,965	428,497
Current portion of long-term debt	—	419,384

Total current liabilities	2,452,428	2,509,843

Other accrued expenses, non-current portion	126,911	—
Long-term debt, net of current portion	1,142,459	1,589,468
Fair value of conversion element of Series B redeemable convertible preference shares of subsidiary	82,861	194,088
Derivative liability for conversion element of convertible promissory notes	5,009,088	—
Warrant derivative liability	561,456	2,240,962

Total liabilities	9,375,203	6,534,361

Series A and B redeemable convertible preference shares of subsidiary	3,625,405	3,337,476

Commitments and contingencies (Note 14)	—	—

Stockholders’ equity (deficit):
Series C convertible preference shares of subsidiary	4,993,728	––
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,937,499.97 shares issued and outstanding at September 30, 2011	9,838,569	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,563,180 and 41,175,464 shares issued and outstanding at September 30, 2011, and December 31, 2010 respectively	41,563	41,175
Additional paid-in capital	49,090,520	38,881,075
Accumulated deficit	(52,697,855)	(43,265,399)
Accumulated other comprehensive income	23,734	287,877

Total stockholders’ equity (deficit)	11,290,259	(4,055,272)

Total liabilities and stockholders’ equity (deficit)	$24,290,867	$5,816,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$89,088	$633,241	$485,025	$1,454,920

Cost of revenue	492,246	312,047	647,137	583,796

Gross profit (loss)	(403,158)	321,194	(162,112)	871,124

Operating expenses:
Sales and marketing	913,948	653,322	2,550,107	1,378,271
Research and development	1,900,417	2,047,367	5,980,305	5,086,078
General and administrative	1,259,211	1,248,773	4,747,992	3,452,727

Total operating expenses	4,073,576	3,949,462	13,278,404	9,917,076

Operating loss	(4,476,734)	(3,628,268)	(13,440,516)	(9,045,952)

Other income and (expenses):
Interest income	6,843	7,965	14,203	15,072
Interest expense (including excess debt discount of $2,255,074 expensed as interest in the nine months ended September 30, 2011)	(240,143)	(280)	(3,059,370)	(1,954)
Gain on revaluation of conversion element of Series B redeemable convertible preference shares of subsidiary, net	35,615	124,473	111,227	124,473
Gain on revaluation of conversion element of convertible promissory notes, net	7,525,265	—	5,912,152	—
Gain (loss) on revaluation of warrants, net	1,064,096	(1,665,950)	1,363,703	14,526
Liquidated damages for late S-1 registration	(532,161)	—	(532,161)	—
Miscellaneous income (expense)	214,843	(62,703)	197,593	(135,697)

Total other income and (expenses)	8,074,358	(1,596,495)	4,007,347	16,420

Net income (loss) before provision for income taxes	3,597,624	(5,224,763)	(9,433,169)	(9,029,532)

Provision for income taxes	16,703	—	(713)	—

Net income (loss)	3,580,921	(5,224,763)	(9,432,456)	(9,029,532)

Accretion on Series A and B redeemable convertible preference shares of subsidiary associated with premium	(166,773)	(79,151)	(287,929)	(223,464)
Accretion on Series B redeemable convertible preference shares of subsidiary associated with bifurcation of conversion element	—	(428,787)	—	(428,787)
Accretion on Series A-1 convertible preferred stock associated with beneficial conversion feature	—	—	(9,250,009)	—
Series A-1 preferred dividend	(191,866)	—	(266,119)	—

Net income (loss) attributable to common stockholders	$3,222,282	$(5,732,701)	$(19,236,513)	$(9,681,783)

Net income (loss) per share - basic	$0.08	$(0.14)	$(0.46)	$(0.27)

Net income (loss) per share - diluted	$0.03	$(0.14)	$(0.46)	$(0.27)

Shares used to compute net income (loss) per share - basic	41,549,594	39,851,627	41,378,428	35,756,913

Shares used to compute net income (loss) per share - diluted	113,656,017	39,851,627	41, 378,428	35,756,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(9,432,456)	$(9,029,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	613,192	285,210
Stock-based compensation	690,263	983,904
Gain on revaluation of warrants, net	(1,363,703)	(14,526)
Exchange (gain) loss on issuance of convertible preference shares of subsidiary	(58,575)	3,005
Gain on revaluation of conversion element of Series B redeemable convertible preference shares of subsidiary, net	(111,227)	(124,473)
Gain on revaluation of conversion element of convertible promissory notes	(5,912,152)	—
Excess debt discount expensed as interest	2,255,074	—
Allowance for doubtful accounts	20,000	—
Provision for excess and obsolete inventory	440,186	(2,040)
Amortization of debt discount	43,837	—
Change in operating assets and liabilities:
Restricted cash	(265)	—
Accounts receivable	677,985	(407,706)
Inventories	(1,436,101)	(362,381)
Prepaid expenses and other assets	469,629	(267,427)
Accounts payable	22,170	(271,857)
Accrued payroll and related costs	72,829	(255,282)
Other accrued expenses	388,374	307,595

Net cash used in operating activities	(12,620,940)	(9,155,510)

Cash flows from investing activities:
Purchase of property and equipment	(663,862)	(755,434)

Net cash used in investing activities	(663,862)	(755,434)

Cash flows from financing activities:
Repayment of capital lease obligations	(8,852)	(18,461)
Net proceeds from issuance of Series B redeemable convertible preference shares of subsidiary	—	733,066
Net proceeds from issuance of Series C convertible preference shares of subsidiary	5,052,303	—
Cost of converting Series B redeemable convertible preference shares of subsidiary into common stock	—	(3,200)
Repayment of term loan	(2,178,585)	—
Net proceeds from issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants	28,025,037	—
Interest converted to principal on convertible promissory notes	266,119	—
Proceeds from issuance of common stock and warrants, net of offering costs	9,200	7,467,849
Payment of taxes for restricted stock forfeited	(37,805)	—

Net cash provided by financing activities	31,127,417	8,179,254

Effect of exchange rates on cash	(241,733)	207,506

Net increase (decrease) in cash and cash equivalents	17,600,882	(1,524,184)

Cash and cash equivalents at beginning of the period	2,209,941	5,953,639

Cash and cash equivalents at end of the period	$19,810,823	$4,429,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. The Company’s products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. Through the SmartChip products, the Company plans to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research facilitating biomarker discovery, toxicology, and clinical research.

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

On May 27, 2011, the Company completed a private placement offering (the “May 2011 Private Placement”) with certain accredited investors, pursuant to which the Company sold an aggregate of approximately 2,937,500 shares of Series A-1 convertible preferred stock at a stated value of $5.20 per share, with each share being convertible into ten shares of common stock, convertible promissory notes in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 convertible preferred stock at a price of $5.70 per share, with each share being convertible into ten shares of common stock, and warrants to purchase 56,173,248 shares of the Company’s common stock at an exercise price of $0.62 per whole share. The Company received aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037.

Subject to certain ownership limitations, the warrants issued in the May 2011 Private Placement were exercisable immediately and will expire five years from the date of issuance. They include a provision for excess shares in the event of a change in ownership and contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but do not contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s stock, so they are accounted for within Stockholders’ Equity.

The Company retained a selling agent in connection with this registered direct offering, and pursuant to the terms of a selling agency agreement, the Company paid the selling agents an aggregate fee totaling approximately $2,120,125.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

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

Foreign Currencies – Assets and liabilities of non-U.S. subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each reporting period. Remeasurement adjustments resulting from this process are charged or credited to other comprehensive income (loss). Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in Miscellaneous income (expense) in the Company’s Consolidated Statement of Operations.

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

Inventory– Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures.

Change in Fair Value of Derivatives – The Company recognizes its warrants with anti-dilution provisions and the conversion element of its Series B redeemable convertible preference shares of its subsidiary, and of its convertible promissory notes as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a change in fair value within other income and expenses in the statement of operations. The Company determines the fair value of its warrants with anti-dilution provisions and the conversion element of its Series B redeemable convertible preference shares of its subsidiary and of its convertible promissory notes and using a Monte Carlo Simulation approach, with key input variables provided by management.

Warranty Reserve – The Company’s standard warranty agreement is one year from shipment of certain products. The Company accrues for anticipated warranty costs upon shipment of these products. The Company’s warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and the Company updates its assessment quarterly.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance requires additional disclosures about fair value measurements, including information about purchases, sales, issuances and settlements in Level 3. The Company adopted this guidance effective January 1, 2011, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with early application not permitted, and will become effective for the Company on January 1, 2012. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted, and will become effective for the Company on January 1, 2012. The adoption of this standard will not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories consisted of the following at September 30, 2011, and December 31, 2010:

	September 30, 2011	December 31, 2010

Raw materials	$223,324	$—

Work in process	279,779	—

Finished goods	1,382,222	1,143,204

Total inventories	1,885,325	1,143,204

Less allowance for excess and obsolete inventory	(559,140)	(118,954)

Inventories, net	$1,326,185	$1,024,250

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

The Company leased equipment under a capital lease that expired in August 2011. There were no future obligations under capital leases as of September 30, 2011.

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

The outstanding principal amount under these convertible promissory notes may be converted into Series A-2 convertible preferred stock at a rate of $5.70 per share, with each share of Series A-2 convertible preferred stock being convertible into ten shares of common stock. In connection with the issuance of the convertible promissory notes, the Company and the note holders entered into a Cure Amount Side Letter Agreement (“CASLA”) which, prior to its termination on September 30, 2011, provided that, in the event that the Company should require debt to be converted in order to meet equity requirements to apply for (at its discretion) or maintain a listing on a recognized exchange, the notes may be converted at a lower rate per share based on the market price of the Company’s common stock at the time of conversion, such that the note is convertible into a higher number of shares of Series A-2 convertible preferred stock such that the value of the notes is maintained. The Company recognized the conversion element of the notes as an embedded derivative valued at $11,495,163 on the date of issuance (see Note 10).

The Company determined the fair values of the Series A-1 convertible preferred stock, the convertible promissory notes and the warrants on May 27, 2011, the issuance date. The Company then assigned the aggregate proceeds of $30,550,000 in proportion to those fair values. The Company thus valued the Series A-1 convertible preferred stock at $10,724,991 (see Note 6), the convertible promissory notes at $10,072,592 and the warrants at $9,752,417 (see Note 8). The difference between face value of the convertible promissory notes and their allocated fair value was recorded as debt discount. In addition, the Company recognized the conversion element of the convertible promissory notes as an embedded derivative requiring bifurcation.

On September 30, 2011, Company and the note holders terminated the CASLA. The Company continues to recognize the conversion element of the convertible promissory notes as a derivative liability because they include an additional share coefficient, such that additional shares of Series A-2 convertible preferred stock may be issued in the event of an Organic Change (a substantial change in ownership or trading status of the Company, as defined). Since the number of additional shares is not calculated in a manner to neutralize the impact of a discontinuous stock price event, the conversion element of the convertible promissory notes was determined to remain as a derivative liability.

The Company therefore performed a valuation at September 30, 2011, both with and without the CASLA in place. The difference between the valuation with the CASLA in effect and the valuation at June 30, 2011, was recorded as an unrealized gain in the Statement of Operations. The difference between the September 30, 2011, valuation with the CASLA in effect and the September 30, 2011, valuation without the CASLA in effect represented rights waived, so the difference between these two fair values was transferred to Stockholders’ Equity.

The Company evaluates the derivative liability for the conversion element of convertible promissory notes using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates. The fair value of this derivative liability at May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21% and a contractual term of 3.5 years, and was estimated to be $11,495,163. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22% and a contractual term of 3.4 years, and was estimated to be $13,108,276. The increase in fair value of $1,613,113 was reflected as a charge within other income and expenses in the statement of operations in the three months ended June 30, 2011. The fair value of this derivative liability at September 30, 2011, with the CASLA still in effect, included assumptions of the fair value of common stock of $0.30, estimated volatility ranging from 71.79% to 81.20%, a risk-free interest rate ranging from 0.06% to 0.22% and a contractual term of 3.16 years, and was estimated to be $5,583,011. The decrease in fair value of $7,525,265 was reflected as a gain within other income and expenses in the statement of operations in the three months ended September 30, 2011. The fair value of this derivative liability at September 30, 2011, without the CASLA in effect, included assumptions of the fair value of common stock of $0.30, estimated volatility of 71.79%, a risk-free interest rate of 0.22% and a contractual term of 3.16 years, and was estimated to be $5,009,088. The decrease in fair value of $573,923 was recorded as a transfer to Stockholders’ Equity.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the convertible promissory notes prior to conversion. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Contractual Term.  This is the full contractual term of the convertible promissory notes. The Company’s Monte Carlo Simulation included a blend of expected remaining terms prior to partial conversion into Series A-2 convertible preferred stock, giving consideration to the likelihood of conversion pursuant to the CASLA while it remained in effect, and a further blend of expected remaining terms prior to partial conversion into common stock, all based on management’s projections of when such conversions would occur within the contractual term. An increase in these expected remaining terms prior to conversion into common stock will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the convertible promissory notes, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the convertible promissory notes on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s stock has been traded for longer than the expected remaining term of the convertible promissory notes, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments nor does the Company have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

To the extent that the debt discount as initially calculated exceeded the face value of the notes, net of issuance costs, the Company recorded a one-time non-cash interest expense of $2,255,074. The resulting debt discount of $14,442,497 ($5,202,408 related to the valuation allocation plus $11,495,163 related to the conversion element (an embedded derivative), less the $2,255,074 expensed as interest) is being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

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

The balance of the convertible promissory notes comprises the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Convertible Promissory Notes Payable:
Face value	$15,275,000	$—
Interest added to principal	266,119	—
Stated value	15,541,119	—
Debt discount –conversion element, net of accumulated amortization of $43,837	14,398,660	—

Notes payable, net of debt discount	$1,142,459	$—

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

Under the terms of a Deed of Adherence dated April 3, 2009, certain rights of the holders of the Series A RCPS were modified. In addition, under the terms of a Share Subscription Agreement dated April 3, 2009, the use of funds raised through the issuance of both Series A and Series B RCPS was restricted, requiring at least 60% of the total to be utilized for the Company’s operations in Malaysia.

Following these modifications, the rights of the holders of Series A and B RCPS include, but are not limited to, the right:

(a)
to put to the Company their RCPS (or ordinary shares in WGBM received on conversion of those RCPS under paragraph (c) below) at any time during the year 2011 that the share price of the Company’s common stock is below $2.25 in order to redeem for cash (or, at the holder’s option, shares of Company common stock of equivalent value) the amount originally invested in USD plus a premium of 8%, compounded annually, with yearly rests (each year’s accrued interest would be forfeited in the event of redemption prior to the anniversary of the initial investment);

(b)
to cause the Company to exchange their RCPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B RCPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock is less than US$2.647, then the holder may exchange RCPS at an exchange rate equal to 85% of such 10-day average closing price. This option expires on May 8, 2013, for MTDC’s Series A RCPS, on April 3, 2014, for EEV’s and PMSB’s Series B RCPS and on July 1, 2014, for KMP’s Series B RCPS;

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

(e)	of first offer on any transfers or new issuance of subsidiary shares; and

(f)	for each of MTDC and PMSB, to appoint one of the seven directors of the subsidiary.

On August 1, 2010, an event occurred affording the investors in Series B RCPS the option to convert their holdings into a number of shares in the Company at an exchange rate equal to 85% of the previous 10 days’ average closing price. This conversion feature was recorded as a derivative liability and a reduction in RCPS, which was immediately amortized as accretion expense. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

$1.21, an exercise price of $0.9894, estimated volatility of 64.30%, a risk free interest rate of 0.14%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the derivative liability to be $428,787.

On August 17, 2010, EEV provided notice of exercise of its option to exchange its holding of 222,222 Series B RCPS for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.25, an exercise price of $1.0906, estimated volatility of 64.02%, a risk free interest rate of 0.16%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the derivative liability relating to EEV’s shares to be $73,105, and for the remaining RCPS to be $208,077.

On September 29, 2010, KMP provided notice of exercise of its option to exchange its holding of 188,057 Series B RCPS for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Their RCPS were acquired by the Company. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.51, an exercise price of $1.2878, estimated volatility of 50.94%, a risk free interest rate of 0.12%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the derivative liability relating to KMP’s shares to be $73,027, and for the remaining RCPS to be $172,588.

On September 30, 2010, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.45, an exercise price of $1.2810, estimated volatility of 50.34%, a risk-free interest rate of 0.15%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $131,972.

On December 31, 2010, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.22, an exercise price of $1.0217, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $194,088.

On June 30, 2011, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.54, an exercise price of $0.4828, estimated volatility of 52.87%, a risk-free interest rate of 0.01%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $118,476.

On September 30, 2011, the Company revalued the derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.30, estimated volatility of 82.23%, a risk-free interest rate of 0.02%, a zero dividend rate and an expected term of 0.2 years, and determined the fair value of the derivative liability to be $82,861.

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C convertible preference shares (“CPS”) to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. Each Series C CPS issued at the initial closing will convert into one share of the Company on the anniversary of the date the SSA was signed, and each Series C CPS issued at the subsequent closing will convert into one share of the Company on the anniversary of that closing, but the Series C may convert at any earlier date following each closing at MTDC’s option. MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS.

The balance remaining in Series C CPS comprises the following at September 30, 2011, and December 31, 2010:

	September 30, 2011	December 31, 2010
SERIES C
Proceeds from issuance of CPS	$5,058,575	$—
Exchange gain on issuance	(58,575)	—
Issuance costs	(6,272)	—

Total CPS accounted for as equity	$4,993,728	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance remaining in Series A and B RCPS comprises the following at September 30, 2011, and December 31, 2010:

	September 30, 2011	December 31, 2010
SERIES A
Proceeds from issuance of RCPS	$2,000,000	$2,000,000
Issuance costs	(60,000)	(60,000)
Accretion of issuance costs	58,333	45,416
Accretion of redemption premium	503,872	283,717

Total Series A RCPS	2,502,205	2,269,133

SERIES B
Proceeds from issuance of RCPS	1,000,000	1,000,000
Issuance costs	(23,763)	(23,763)
Accretion of issuance costs	23,763	15,073
Accretion of redemption premium	123,200	77,033

Total Series B RCPS	1,123,200	1,068,343

Total RCPS accounted for as temporary equity	$3,625,405	$3,337,476

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 3,233,734 Series C CPS issued in the nine months ended September 30, 2011, and 410,279 Series B RCPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at September 30, 2011, and 1,743,611 preference shares (including 410,279 Series B RCPS held by the Company) issued and outstanding at December 31, 2010.

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

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan initially authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. On December 4, 2009, the Company’s stockholders approved an amendment to the 2008 Plan, adding an additional 1,500,000 shares, bringing the total to 3,500,000 shares of the Company’s common stock available for issuance under the 2008 Plan. On September 16, 2010, the Company’s stockholders approved a further amendment to the 2008 Plan, adding an additional 3,000,000 shares, bringing the total to 6,500,000 shares of the Company’s common stock available for issuance under the 2008 Plan. Notwithstanding the foregoing, no more than 3,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2011, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2011	2,191,821	5,543,893	$1.5218	127,500	$1.6422
Granted	(1,504,635)	1,153,550	$0.6427	351,085	$0.8497
Exercised	—	(324,740)	$0.3220	—	$—
Vested	—	—	$—	(299,222)	$0.9297
Forfeited	807,344	(701,094)	$1.6792	(108,750)	$1.6091
Canceled	341,406	(896,824)	$1.7111	(58,113)	$0.6692

Balance at September 30, 2011	1,835,936	4,774,785	$1.3323	12,500	$1.2500

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

The Company received $104,566 for the 324,740 shares issued pursuant to options exercised during the nine months ended September 30, 2011, which had an intrinsic value of $203,399. The Company received $42,695 for the 84,554 shares issued pursuant to options exercised during the nine months ended September 30, 2010, which had an intrinsic value of $107,494.

The following table summarizes information concerning outstanding options as of September 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	Outstanding	Average	Weighted	Exercisable	Average	Weighted
Range of	as of	Remaining	Average	as of	Remaining	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Contractual	Exercise
Prices	2011	Life (in Years)	Price	2011	Life (in Years)	Price

$0.0002 - $0.1482	178,170	3.26	$0.0675	178,170	3.26	$0.0675
$0.3200 - $0.6000	695,399	6.82	$0.3956	45,399	4.27	$0.5837
$0.8500 - $1.3000	840,550	5.48	$1.0319	315,969	4.67	$1.0994
$1.3500 - $2.1000	2,635,666	5.64	$1.6105	1,692,503	5.56	$1.6080
$2.2000 - $2.3900	425,000	4.93	$2.2645	392,500	4.88	$2.2541

	4,774,785	5.63	$1.3323	2,624,541	5.17	$1.5211

The fair value of options vested in the nine months ended September 30, 2011 and 2010, was $393,860 and $533,479, respectively. The aggregate intrinsic value of options outstanding at September 30, 2011, was $41,433, all related to options exercisable. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2011 and 2010, was $0.29 and $0.69, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2011	2010

Risk-free interest rate	0.79% - 2.24%	1.40% - 2.40%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 66.83%	42.40% - 43.01%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $140,620 and $386,081 for the three months ended September 30, 2011 and 2010, respectively, and $690,263 and $983,904 for the nine months ended September 30, 2011 and 2010, respectively. These sums include $3,740 and $198,470 expensed in the three months ended September 30, 2011 and 2010, respectively, and $130,230 and $549,160 in the nine months ended September 30, 2011 and 2010, respectively, for restricted stock awards to consultants.

At September 30, 2011, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $657,346. This cost is expected to be recognized over an estimated weighted average amortization period of 2.66 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

In connection with the fundraising in May 27, 2011, members of management, with warrants to purchase a total of 1,051,074 shares with an estimated fair value of $315,803 following the anti-dilution adjustments on that date, waived their right to any future anti-dilution adjustments, so this estimated fair value was transferred to Stockholders’ Equity. During the six months ended June 30, 2011, the remainder of the decrease in the fair value of the warrant derivative liability of $299,607 was recorded as an unrealized gain on fair value of warrants, net.

During the nine months ended September 30, 2011 and 2010, a decrease in the fair value of the warrant derivative liability of $1,363,703 and $14,526, respectively, was recorded as an unrealized gain on revaluation of warrants, net. A summary of activity in warrant derivative liabilities is included in Note 10.

The fair value of warrants ranged from $0.03 to $0.09 at September 30, 2011, from $0.32 to $0.69 at December 31, 2010, and from $0.43 to $0.91 at September 30, 2010. Fair values at September 30, 2011 and 2010, were estimated using the following assumptions:

	September 30, 2011	September 30, 2010

Risk-free interest rate	0.19% - 0.39%	0.47% - 0.83%
Expected remaining term	1.50 -2.59 Years	2.11 - 3.39 Years
Expected volatility	72.46% - 78.69%	48.95% - 92.67%
Dividend yield	0%	0%

A summary of outstanding common stock warrants as of September 30, 2011, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	56,173,248	—	$0.6200	May 2016
Common stock	4,487,656	3,718,425	$0.7800	June and August 2014
Common stock	2,875,736	2,774,050	$0.8400	December 2014 and January 2015
Common stock	2,265,071	2,084,914	$0.8400	May 2013
Common stock	44,401	—	$1.4100	March 2012
Common stock	95,368	—	$1.4680	December 2015
Common stock	203,500	—	$1.5000	July 2015
Common stock	3,000,830	—	$1.5500	July 2015
Common stock	2,666,459	—	$2.2500	May and June 2012
Common stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	72,012,269	8,577,389

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	73,090,180	8,577,389

The warrants expiring in May 2016 were issued in conjunction with the May 2011 Private Placement (see Note 1), and were valued at the time of issuance utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.68, an exercise price of $0.62, estimated volatility of 89.58%, a risk free interest rate of 1.03%, a zero dividend rate and an expected term of 3.5 years. These warrants include the right to receive a Black-Scholes valuation, as defined, of the unexercised portion of the warrant in the event of an Organic Change (a substantial change in ownership or

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

trading status of the Company, as defined). This contingent embedded derivative will be accounted for only in the event that an Organic Change should occur.

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value.

Expected Remaining Term.  This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s stock has been traded for longer than the expected remaining term of the warrants, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value.

Dividend Yield.  The Company has not made any dividend payments nor does the Company have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2011, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 769,231 shares waived their right to further anti-dilution adjustments.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2011, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 101,686 shares waived their right to further anti-dilution adjustments.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2011, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,265,071 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 180,157 shares waived their right to further anti-dilution adjustments.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 9.  Cash Flow Information

Cash paid during the nine months ended September 30, 2011 and 2010, is as follows (interest paid in the nine months ended September 30, 2011, excludes $178,585 which was paid to Oxford (See Note 4) relating to termination of the term loan and was expensed as interest):

	Nine Months Ended September 30,
	2011	2010

Interest	$127,062	$2,320

Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010, is as follows:

	Nine Months Ended September 30,
	2011	2010

Warrant derivative liabilities transferred to equity on waiver of future anti-dilution rights	$315,803	$—

Conversion element of convertible promissory notes transferred to equity on waiver of CASLA (See Note 4)	$573,923	$—

Exchange of common stock for Series B redeemable convertible preference shares of subsidiary	$—	$1,148,880

Conversion element bifurcated on issuance of convertible promissory notes	$11,495,163	$—

Interest converted to principal on convertible promissory notes	$266,119	$—

Beneficial conversion feature related to Series A-1 convertible preferred stock	$9,250,009	$—

Inventory transferred to property and equipment	$693,942	$42,500

Restricted stock forfeited to cover income tax liability	$—	$44,793

Accretion on Series A and B redeemable convertible preference shares of subsidiary associated with premium	$287,929	$223,464

Recording of derivative liability and accretion on Series B redeemable convertible preference shares of subsidiary associated with conversion element	$—	$428,787

Issuance to placement agents of warrants classified as derivative liabilities	$—	$2,200

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents, including restricted cash	$19,911,739	$—	$—	$19,911,739

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$561,456	$561,456

Conversion Element of Promissory Notes	$—	$—	$5,009,088	$5,009,088

Conversion Element of Series B RCPS	$—	$—	$82,861	$82,861

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010:

		Conversion	Conversion
	Warrant	Element of	Element of
	Derivatives	Promissory Notes	Series B RCPS	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$2,435,050
Issuances	—	11,495,163	—	11,495,163
Revaluation gains included in other income and expenses	(1,363,703)	(5,912,152)	(111,227)	(7,387,082)
Settlements	(315,803)	(573,923)	—	(889,726)
Balance at September 30, 2011	$561,456	$5,009,088	$82,861	$5,653,405

Total gains included in other income and expenses attributable to liabilities still held as of September 30, 2011	$1,417,928	$5,912,152	$111,227	$7,441,307

		Conversion	Conversion
	Warrant	Element of	Element of
	Derivatives	Promissory Notes	Series B RCPS	Total

Balance at January 1, 2010	$2,778,191	$—	$—	$2,778,191
Issuances	17,915	—	428,787	446,702
Revaluation gains included in other income and expenses	(14,526)	—	(124,473)	(138,999)
Settlements	—	—	(172,343)	(172,343)
Balance at September 30, 2010	$2,781,580	$—	$131,971	$2,913,551

Total gains included in other income and expenses attributable to liabilities still held as of September 30, 2010	$14,526	$—	$90,991	$105,517

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes and the conversion element of the Series B RCPS are discussed in Notes 8, 4 and 5, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) used for net income per share – basic calculation	$3,222,282	$(5,732,701)	$(19,236,513)	$(9,681,783)

Deemed dividend applicable to Series A-1 preferred stock	191,866	—	—	—

Interest charges applicable to convertible promissory notes	240,120	—	—	—

Accretion on Series A and B redeemable convertible preference shares of subsidiary	166,773	—	—	—

Net income (loss) used for net income per share – diluted calculation	3,821,041	(5,732,701)	(19,236,513)	(9,681,783)

Shares used to compute net income (loss) per share - basic	41,549,594	39,851,627	41,378,428	35,756,913

Common share equivalents from exercise of options	168,812	—	—	—

Shares issuable upon vesting of restricted stock	23,845	—	—	—

Shares issuable upon conversion of Series C convertible preference shares of subsidiary	3,233,734	—	—	—

Shares issuable upon conversion of Series A-1 preferred stock	29,516,257	—	—	—

Shares issuable upon conversion of convertible promissory notes	26,932,164	—	—	—

Shares issuable upon conversion of Series A and B redeemable convertible preference shares of subsidiary	12,231,611	—	—	—

Shares used to compute net income (loss) per share - diluted	113,656,017	39,851,627	41,378,428	35,756,913

Net income (loss) per share – basic	$0.08	$(0.14)	$(0.46)	$(0.27)

Net income (loss) per share – diluted	$0.03	$(0.14)	$(0.46)	$(0.27)

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A and B RCPS, Series C CPS, Series A-1 convertible preferred stock and convertible promissory notes in the three months ended

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2010, or in the nine months ended September 30, 2011 and 2010, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants, restricted stock (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of Series A and B RCPS, Series C CPS, Series A-1 convertible preferred stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Common share equivalents issuable upon exercise of common stock options	—	565,271	252,935	1,130,307

Common share equivalents issuable upon exercise of common stock warrants	—	—	3,937,680	213,487

Shares issuable upon vesting of restricted stock	—	11,141	72,271	5,380

Shares issuable upon conversion of Series A and B RCPS	—	2,795,606	12,231,611	2,706,868

Shares issuable upon conversion of Series C CPS	—	—	2,428,262	—

Shares issuable upon conversion of Series A-1 convertible preferred stock	—	—	13,712,896	—

Shares issuable upon conversion of convertible promissory notes	—	—	12,512,189	—

Total common share equivalents excluded from denominator for diluted earnings per share computation	—	3,372,018	45,147,844	4,056,042

In the three months ended September 30, 2011, options to purchase 4,182,302 shares of common stock and warrants and similar instruments to purchase 73,090,180 shares of common stock were not considered in the calculation of diluted earnings per share attributable to common stockholders as the effect would have been antidilutive.

NOTE 12.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$3,580,921	$(5,224,763)	$(9,432,456)	$(9,029,532)

Foreign currency translation adjustments, net of income taxes	(305,553)	121,280	(264,143)	223,019

Total comprehensive income (loss)	$3,275,368	$(5,103,483)	$(9,696,599)	$(8,806,513)

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

At September 30, 2011, three customers accounted for 54%, 11% and 10%, respectively, of accounts receivable. At December 31, 2010, four different customers accounted for 39%, 26%, 19% and 10%, respectively, of accounts receivable.

During the three months ended September 30, 2011, two customers accounted for 61% and 12%, respectively, of total revenues. During the three months ended September 30, 2010, three different customers accounted for 40%, 28% and 22%, respectively, of total revenues.

During the nine months ended September 30, 2011, two customers accounted for 56% and 11%, respectively, of total revenues. During the nine months ended September 30, 2010, four different customers accounted for 42%, 17%, 16% and 12%, respectively, of total revenues.

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

Under the terms of the Registration Rights Agreement dated May 27, 2011, the Company is liable to pay liquidated damages to purchasers in the May 2011 Private Placement (see Note 1) in the event that initial and subsequent Registration Statements are not filed with, or (subject to certain exceptions) accepted by, the Securities and Exchange Commission (“SEC”) within specified time periods. The Company filed an initial Registration Statement with the SEC on Form S-1 on July 12, 2011, which met the required deadline for the initial filing, and subsequently filed amended Registration Statements with the SEC on various dates through November 2, 2011. The Registration Statement was declared effective on November 4, 2011, after the required effectiveness deadline. Related liquidated damages of $532,161 were expensed in the three months ended September 30, 2011, and have since been paid in full.

NOTE 15.  Subsequent Events

On October 19, 2011, Alnoor Shivji, the Company’s Chairman of the Board, resigned as President and Chief Executive Officer of the Company, and under the terms of his separation from employment agreement, the Company will pay Mr. Shivji severance in the form of salary continuation over twelve months. The Company will accrue the related costs of approximately $300,000 in the three months ending December 31, 2011.

On November 10, 2011, the Board of Directors approved a Reduction in Force (“RiF”) to align the Company’s workforce with its new strategic initiatives, along with an ad hoc discretionary bonus for all remaining employees. The Company will record the related costs of approximately $350,000 in the three months ending December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), and our quarterly reports on Form 10-Q for the quarters ended March 31, 2011, and June 30, 2011 (the “First and Second Quarter Forms 10-Q”), all as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of systems for gene expression, genotyping and stem-cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. Our products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and net income or loss, we believe that quarterly comparisons of operating results are not a good indication of future performance.

Since inception, we have incurred substantial operating losses. As of September 30, 2011, our accumulated deficit was $52,697,855. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our initial products and services. We expect to continue to incur substantial costs for research and development activities for at least the next year as we enhance our efforts to support our new strategy of engaging key opinion leaders in the life science research market to address its rapidly changing needs and to anticipate its future needs.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$89,088	$633,241	$485,025	$1,454.920

Cost of revenue	492,246	312,047	647,137	583,796

Gross profit (loss)	(403,158)	321,194	(162,112)	871,124

Operating expenses:
Sales and marketing	913,948	653,322	2,550,107	1,378,271
Research and development	1,900,417	2,047,367	5,980,305	5,086,078
General and administrative	1,259,211	1,248,773	4,747,992	3,452,727

Total operating expenses	4,073,576	3,949,462	13,278,404	9,917,076

Operating loss	(4,476,734)	(3,628,268)	(13,440,516)	(9,045,952)

Other income and (expenses):
Interest income	6,843	7,965	14,203	15,072
Interest expense	(240,143)	(280)	(3,059,370)	(1,954)
Gain on revaluation of conversion element of Series B redeemable convertible preference shares of subsidiary, net	35,615	124,473	111,227	124,473
Gain on revaluation of conversion element of convertible promissory notes, net	7,525,265	—	5,912,152	—
Gain (loss) on revaluation of warrants, net	1,064,096	(1,665,950)	1,363,703	14,526
Liquidated damages for late S-1 registration	(532,161)	—	(532,161)	—
Miscellaneous income (expense)	214,843	(62,703)	197,593	(135,697)

Total other income (expense)	8,074,358	(1,596,495)	4,007,347	16,420

Net income (loss) before provision for income taxes	3,597,624	(5,224,763)	(9,433,169)	(9,029,532)

Provision for income taxes	16,703	—	(713)	—

Net income (loss)	$3,580,921	$(5,224,763)	$(9,432,456)	$(9,029,532)

Revenue

The following table presents our revenue for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$89,088	$633,241	(86)%	$485,025	$1,454,920	(67)%

For the three months ended September 30, 2011, revenue decreased by $544,153, or 86%, as compared to the three months ended September 30, 2010. The decrease is primarily due to the absence of sales of SmartChip Real-Time PCR Systems to early access customers, along with a decrease in sales of our Real-Time PCR Chip panels and Fee-for-Service.

For the nine months ended September 30, 2011, revenue decreased by $969,895, or 67%, as compared to the nine months ended September 30, 2010. The decrease is primarily due to decreases in sales SmartChip Real-Time PCR Systems, Real-Time PCR Chip panels and Fee-for-Service, as well as SmartSlide™ products, which we no longer market, that accounted for 9% of our revenue in the first nine months of 2010.

In the first quarter of 2010, we sold two SmartSlide™ systems for a total of $122,258. We stopped promoting the SmartSlide™ product line in the third quarter of 2010 and there were no SmartSlide™ system sales in 2011. In the first nine months of 2011, commercialization efforts for the SmartChip Real-Time PCR Systems product line did not produce meaningful results because of the relatively small amount of sales and marketing resources early in the first six months of 2011, the length of the sales cycle and the small installed base of systems from which to generate recurring revenue from consumables.

Cost of Revenue

The following table presents the cost of revenue for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$492,246	$312,047	58%	$647,137	$583,796	11%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2011, cost of revenue increased by $180,199, or 58%, as compared to the three months ended September 30, 2010. The increase related primarily to a provision for excess inventory of $440,186, offset by the decrease in revenue.

For the nine months ended September 30, 2011, cost of revenue increased by $63,341, or 11%, as compared to the nine months ended September 30, 2010. The increase related primarily to a provision for excess inventory of $440,186, offset by the decrease in revenue.

Sales and Marketing

The following table presents the sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$913,948	$653,322	40%	$2,550,107	$1,378,271	85%

Sales and marketing expenses consist primarily of compensation cost of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2011, sales and marketing expenses increased by $260,626, or 40%, as compared to the three months ended September 30, 2010. The increase resulted primarily from increases in salaries and wages, which arose due to an increase in the head count of sales and marketing employees, offset by a reduction in commissions.

For the nine months ended September 30, 2011, sales and marketing expenses increased by $1,171,836, or 85%, as compared to the nine months ended September 30, 2010. The increase resulted primarily from increases in salaries and wages, including bonuses, recruitment costs and travel and subsistence costs and facilities allocation, which arose due to an increase in the head count of sales and marketing employees, offset by a reduction in commissions.

We expect sales and marketing expenses will decrease in the near future as we establish the commercial viability of our SmartChip products and services through cooperation with key opinion leaders, and subsequently to rise as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents the research and development expense for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$1,900,417	$2,047,367	(7)%	$5,980,305	$5,086,078	18%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2011, research and development expenses decreased $146,950, or 7%, as compared to the three months ended September 30, 2010. The decrease resulted primarily from reductions in expendable materials and supplies used, offset by increases in depreciation and recruitment costs.

For the nine months ended September 30, 2011, research and development expenses increased $894,227, or 18%, as compared to the nine months ended September 30, 2010. The increase resulted primarily from increases in salaries and wages, consulting costs and depreciation of equipment.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures as we grow.

General and Administrative

The following table presents the general and administrative expenses for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$1,259,211	$1,248,773	1%	$4,747,992	$3,452,727	38%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2011, general and administrative expenses increased $10,438, or 1%, as compared to the three months ended September 30, 2010. The increase resulted primarily from increases in personnel costs and legal and accounting fees, offset by reductions in stock compensation expense and the reversal of 2011 projected bonuses previously accrued.

For the nine months ended September 30, 2011, general and administrative expenses increased $1,295,265, or 38%, as compared to the nine months ended September 30, 2010. The increase resulted primarily from increases in personnel costs, recruitment costs, and consulting, legal and accounting costs, primarily in conjunction with the May 2011 Financing, offset by a reduction in stock compensation costs.

We expect our general and administrative expenses to remain at approximately current levels in the near future.

Interest Income

The following table presents the interest income for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

6,843	$7,965	(14)%	$14,203	$15,072	(6)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2011, interest income decreased by $1,122, or 14%, as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest income decreased by $869, or 6%, as compared to the nine months ended September 30, 2010. The decrease in both periods was mainly due to lower interest rates, offset by an increase in the average cash invested in interest-bearing accounts.

Interest Expense

The following table presents the interest expense for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$240,143	$280	85,665%	$3,059,370	$1,954	156,470%

For the three months ended September 30, 2011, interest expense increased $239,863, or 85,665%, as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest expense increased $3,057,416, or 156,470%, as compared to the nine months ended September 30, 2010. The increase in both periods was mostly due to interest related to the convertible promissory notes in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement, which in the nine months ended September 30, 2011, included a one-time non-cash interest expense of $2,255,074 (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1). The increase in the nine months ended September 30, 2011, was also due to the term loan of $2,000,000 obtained in December 2010 and repaid in May 2011, incurring costs of $222,275 in accelerated deferred financing costs plus $83,585 arising due to early repayment. Interest expense (which includes the amortization of debt discount and loan origination fees) will increase slightly in the fourth quarter as the outstanding balance on the convertible promissory notes will increase due to the 5% interest being paid by addition to principal, and the effective yield amortization weights the interest charges towards the latter stages of their contractual term.

Gain on Revaluation of Conversion Element of Series B Redeemable Convertible Preference Shares of Subsidiary, Net

The following table represents the gain on revaluation of the Series B redeemable convertible preference shares (“RCPS”) of our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$35,615	$124,473	(71)%	$111,227	$124,473	(11)%

A net gain or loss on the conversion element of our Series B RCPS arises from the change in their appraised value. At September 30, 2011, the fair value was $82,861, and absent a very significant increase in the Company’s stock price it is not expected that significant gains or losses will result from future revaluations.

Gain on Revaluation of Conversion Element of Convertible Promissory Notes, Net

The following table represents the gain on revaluation of the conversion element of our convertible promissory notes, net for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$7,525,265	$—	N/A%	$5,912,152	$—	N/A%

A net gain or loss on the conversion element of convertible promissory notes arises from the change in its appraised value. The net gain was $7,525,265 and $5,912,152 during the three and nine months ended September 30, 2011, respectively. There were no convertible promissory notes at September 30, 2010. The appraised value was $5,009,088 on September 30, 2011, and future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. The liability is also decreasing as their remaining term of the convertible promissory notes diminishes. The reason for the large gain in the three months ended September 30, 2011, is that at June 30, 2011, our valuation model assumed it was probable that the Cure Amount Side Letter Agreement (“CASLA”) (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1), which had potential effects similar to a full ratchet anti-dilution provision, would be available to note-holders. Under the CASLA, as the stock price dropped, the number of shares increased to maintain the value of the conversion element. When the conversion element was initially valued on May 27, 2011, our stock price was $0.68, so there was no such protection for the first $0.11 drop in price, as the number of conversion shares could not exceed 26,798,236 (based on the $0.57 conversion price). When the conversion element was revalued on June 30, 2011, our stock price was $0.54, below the conversion price, so note-holders were fully protected against any potential drop in stock price, such that despite the decline in stock price, the valuation of this derivative liability increased, creating a loss.

At September 30, 2011, management assumed that it was no longer probable that the CASLA would be available to note holders prior to its termination, so the valuation of the conversion element decreased accordingly. On September 30, 2011, Company and the note holders terminated the CASLA. We therefore performed two valuations at September 30, 2011, one with and one without the CASLA in effect. The difference between the valuation with the CASLA in effect and the valuation at June 30, 2011, was recorded as an unrealized gain in the Statement of Operations. The difference between the September 30, 2011, valuation with the CASLA in effect and the September 30, 2011, valuation without the CASLA in effect represented rights waived, so the difference between these two fair values was transferred to Stockholders’ Equity.

After termination of the CASLA, the appraised value of the conversion element of convertible promissory notes was $5,009,088 on September 30, 2011, and future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. The liability will also decrease as their remaining term of the convertible promissory notes diminishes.

Gain (Loss) on Revaluation of Warrants, net

The following table represents the gain or (loss) on revaluation of warrants, net for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$1,064,096	$(1,665,950)	N/A%	$1,363,703	$14,526	9,288%

The net gain from warrant derivative revaluations during the three months ended September 30, 2011, was $1,064,096, compared to a loss of $1,665,950 during the three months ended September 30, 2010. The net gain from warrant derivative revaluations during the nine months ended September 30, 2011, was $1,363,703, compared to a gain of $14,526 during the nine months ended September 30, 2010. These gains and losses are directly attributed to revaluations of warrants and result primarily from a net decrease or increase in our stock price in the period. The warrant derivative liability is also decreasing as their remaining term diminishes. The derivative liability of $561,456 at September 30, 2011, was valued using our closing share price of $0.30, and with the present number of warrants, an increase in our share price of $0.10 would generate an unrealized loss of approximately $380,000; conversely, a decrease in our share price of $0.10 would generate an unrealized gain of approximately $280,000. Should our share price increase by $0.30, the sensitivity to changes in share price would increase even further.

Liquidated Damages for Late S-1 Registration

The following table presents the liquidated damages we incurred for the three and nine months ended September 30, 2011 and 2010, respectively, due to the late registration of certain shares issuable in connection with the May 2011 Private Placement:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

532,161	$—	N/A	$532,161	$—	N/A

Liquidated damages were incurred as a result of the delayed effectiveness of the Company’s registration statement associated with the May 2011 Private Placement. Under the terms of the relevant registration rights agreement, the Company had until October 11, 2011, to have its initial registration statement declared effective by the SEC. The Company exceeded that time frame and was obligated to pay an immediate penalty of 1% of the gross funds received in the May 2011

Private Placement, plus an additional penalty of approximately 0.77% after the declaration of effectiveness on November 4, 2011. No comparable costs are expected in the foreseeable future.

Miscellaneous Income (Expense)

The following table presents the miscellaneous income (expense) for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$214,843	$(62,703)	N/A%	$197,593	$(135,697)	N/A%

For the three months ended September 30, 2011, we recorded miscellaneous income of $214,843, compared to an expense of $62,703 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we recorded miscellaneous income of $197,593, compared to an expense of $135,697 for the nine months ended September 30, 2010. Miscellaneous income and expense is mainly the result of net foreign currency exchange gains and losses in our Malaysian subsidiary, WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. In addition, we recorded a gain of $58,575 in the nine months ended September 30, 2011, as the local currency exchange rate for the Series C CPS received from MTDC in March 2011 (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1) had been previously fixed.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2011	2010	% Change	2011	2010	% Change

$16,703	$—	N/A%	$(713)	$—	N/A%

For the three and nine months ended September 30, 2011, we recorded a charge of $16,703 and a credit of $713, respectively, for income taxes. This comprised two elements, firstly, a charge of $11,703 and a credit of $15,713 in the three and nine months ended September 30, 2011, respectively, being an allocation of US taxes to the cumulative translation adjustment recorded in other comprehensive income, and secondly, a charge of $5,000 and $15,000 in the three and nine months ended September 30, 2011, respectively, being interim estimates of Malaysian taxes payable on interest income receivable from a loan to the U.S. parent. The Company has provided a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

From inception through September 30, 2011, we raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A preferred stock, $1,559,942 from the sale of Series B preferred stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of convertible preference shares in our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $28,025,037, net of offering costs, from the sale of the Series A-1 convertible preferred stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of September 30, 2011, we had $19,810,823 in unrestricted cash and cash equivalents, and working capital of $19,052,980.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2011 and 2010, in the amounts of $12,620,940 and $9,155,510, respectively. The cash used in operating activities in the nine months ended September  30, 2011, was due to cash used to fund a net loss of $9,432,456, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, exchange gain on issuance of Series C CPS, gains on revaluation of warrants and on the conversion elements of Series B RCPS and of convertible promissory notes, excess debt discount expensed as interest, allowance for doubtful accounts, inventory provision and amortization of debt discount totaling $3,383,105, and cash provided by a change in working capital of $194,621. The cash used in operating activities in the nine months ended September 30, 2010, was due to cash used to fund a net loss of $9,029,532, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, exchange loss on issuance of RCPS, gains on revaluation of warrants and on the conversion element of Series B RCPS and inventory provision totaling $1,131,080, and cash used by a change in working capital of $1,257,058. The increase in cash used in the nine months ended September 30, 2011, compared to 2010, was driven primarily by the increase in the net operating loss from $9,045,952 to $13,440,516 and an increase in expenditure on inventory, offset by the collection of trade receivables.

Net Cash Used in Investing Activities

We used $663,862 in the nine months ended September 30, 2011, and $755,434 in the nine months ended September 30, 2010, to acquire property and equipment, mostly for use in research and development activities.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2011, was $31,127,417. Our Malaysian subsidiary received $5,052,303, including an exchange gain and net of issuance costs, in exchange for the issuance of 3,233,734 Series C CPS, and we received $28,025,037, net of issuance costs, from the issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants in the May 2011 Private Placement and $9,200 from the exercise of stock options. In addition, interest of $266,119 was paid in kind by addition to the principal amount of convertible promissory notes. This was offset by payments of $8,852 on capital lease obligations, $37,805 in income taxes for restricted stock forfeited and $2,178,585 to extinguish all liabilities under a term loan.

Cash provided by financing activities in the nine months ended September 30, 2010, was $8,179,254. We received net cash of $47,901 (after offering expenses of $65,874 and a selling agent commission of $9,225) from the final tranche of the sale in a private placement offering of 82,000 shares of common stock and warrants to purchase 20,500 shares of common stock with an exercise price of $2.50 per share. We also received net cash of $6,823,472 (after offering expenses of $134,328 and a selling agent commission of $244,200) from the sale in a private placement offering of 6,001,667 shares of common stock and warrants to purchase 3,000,830 shares of common stock with an exercise price of $1.55 per share. Our Malaysian subsidiary received $733,066, net of issuance costs and a currency exchange loss, in exchange for the issuance of 333,333 Series B RCPS, and we received $33,976 from the exercise of stock options and $562,500 from the exercise of warrants. This was offset by payments of $18,461 on capital lease obligations and $3,200 in costs for issuing common stock in exchange for Series B RCPS.

Availability of Additional Funds

We believe funds available at September 30, 2011, along with our revenue, will fund our operations through the middle of 2013. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing, and financing activities in the near term, we expect that additional working capital will be needed to sustain our operations until we achieve profitability. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of our convertible promissory notes and the Series A and B RCPS of our subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

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

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the closing price of our stock on the measurement date. Amounts expensed with respect to options were $362,354 and $373,354, net of estimated annual forfeitures of 6%, for the nine months ended September 30, 2011 and 2010, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the dates on which performance of services is recognized.

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2011 and 2010, was $0.29 and $0.69, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2011	2010

Risk-free interest rate	0.79% - 2.24%	1.40% - 2.40%
Expected term	4.75 Years	4.75 Years
Expected volatility	42.44% - 66.83%	42.40% - 43.01%
Dividend yield	0%	0%

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Term.  This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life, and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the options, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the options on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s stock has been traded for longer than the expected remaining term of the options, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

At these measurement dates, we estimate the fair values of these securities using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation date. The fair value of warrants ranged from $0.03 to $0.09 at September 30, 2011, from $0.32 to $0.69 at December 31, 2010, and from $0.43 to $0.91 at September 30, 2010. Fair values at September 30, 2011 and 2010, were estimated using the following assumptions:

	September 30, 2011	September 30, 2010

Risk-free interest rate	0.19% - 0.39%	0.47% - 0.83%
Expected remaining term	1.50 -2.59 Years	2.11 - 3.39 Years
Expected volatility	72.46% - 78.69%	48.95% - 92.67%
Dividend yield	0%	0%

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the expected remaining term of the warrant. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the warrant is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the warrants, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the warrants on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s stock has been traded for longer than the expected remaining term of the warrants, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Derivative Liability for Conversion Element of Convertible Promissory Notes.  We evaluate the derivative liability for the conversion element of convertible promissory notes using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates. The fair value of this derivative liability at May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21% and a contractual term of 3.5 years, and was estimated to be $11,495,163. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22% and a contractual term of 3.4 years, and was estimated to be $13,108,276. The fair value of this derivative liability at September 30, 2011, included assumptions of the fair value of common stock of $0.30, estimated volatility of 71.79%, a risk-free interest rate of 0.22% and a contractual term of 3.16 years, and was estimated to be $5,009,088.

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the convertible promissory notes prior to conversion. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Contractual Term.  This is the full contractual term of the convertible promissory notes. Our Monte Carlo Simulation included a blend of expected remaining terms prior to partial conversion into Series A-2 convertible preferred stock, giving consideration to the likelihood of conversion under various scenarios, and a further blend of expected remaining terms prior to partial conversion into common stock, all based on management’s projections of when such conversions would occur within the contractual term. An increase in these expected remaining terms prior to conversion into common stock will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. To the extent that Company’s stock has not been traded for as long as the expected remaining term of the convertible promissory notes, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the convertible promissory notes on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s stock has been traded for longer than the expected remaining term of the convertible promissory notes, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of September 30, 2011:

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

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for hiring additional and more qualified staff within the Finance Department. This was done to address the material weakness identified by management that we have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

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

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. We raised approximately $9.9 million in net proceeds in our June 2007 private placement, approximately $3.5 million in net proceeds in our May 2008 private placement, approximately $5.5 million in net proceeds in our private placement that completed in June and August 2009, approximately $4.5 million in net proceeds in our private placement that completed in December 2009 and January 2010, approximately $6.8 million in net proceeds in our registered offering that completed in July 2010 and approximately $28.0 million in net proceeds in our private placement that completed in May 2011. We have also raised approximately $1.8 million net of origination fees from a term loan in December 2010 (repaid in May 2011) and approximately $8.8 million in net proceeds from the issuance of convertible preference shares of our Malaysian subsidiary. We expect that such proceeds, together with our income, will fund our operations until 2013. We will need to raise additional funds through public or private debt or equity financings to meet various business objectives including, but not limited to:

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

Additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Furthermore, as long as any shares of our Series A Preferred remain outstanding, we may not, without the affirmative vote of holders of not less than 67% of the then outstanding Series A Preferred, offer or sell any debt securities of the Company or any preferred stock of the Company (other than shares of Series A Preferred in connection with the conversion of outstanding convertible promissory notes) or any security convertible into or exercisable for preferred stock of the Company or enter into any agreement with respect to any of the foregoing. These restrictions may make it more difficult for us to raise funds on terms favorable to us, or at all.

If we are unable to obtain required additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. In addition, the terms of any securities issued by us in future capital transactions may be more favorable to new investors than current holders of our common stock and other holders of our securities, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial condition.

We are highly leveraged.

In the May 2011 Private Placement, we issued convertible promissory notes in the aggregate face value of $15,275,000, which accrue interest at a rate of 5% per annum through November 27, 2014, the principal and accrued interest of which are convertible into our common stock at $0.57 per share, subject to conversion price protection under certain circumstances. These securities may have negative consequences for us, such as:

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

We have experienced a decline in sales, and we may be unable to generate sufficient sales to achieve profitable operations.

Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell, including the SmartChip System. Historically, there have been limited sales of any of our products, and we experienced no sales of our principal products during the six months ended September 30, 2011. If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 41,544,430 shares were issued and outstanding as of September 15, 2011, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 4,500,000 are designated Series A-1 preferred stock, of which 2,937,499.97 shares are issued and outstanding, and of which 4,500,000 are designated Series A-2 preferred stock, none of which are issued and outstanding. The Series A-1 preferred stock and Series A-2 preferred stock have preferences and rights as set forth in a certificate of designation.  The remaining 1,000,000 shares of preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

In addition, as of October 25, 2011, our 2,937,499.97 outstanding shares of Series A-1 convertible preferred stock, after giving effect to accrued dividends, are convertible into 29,985,908 shares of our common stock, and we have outstanding convertible promissory notes with an aggregate face value of $15,275,000, which, after giving effect to accrued interest, are convertible into 27,359,792 shares of our common stock, 3,233,734 outstanding convertible preference shares issued by our Malaysian subsidiary, each convertible into one share of our common stock, 6,250 unvested restricted stock units, outstanding options to purchase an aggregate of 4,774,785 shares of our common stock and outstanding warrants and comparable instruments to purchase an aggregate of 73,090,180 shares of our common stock, 8,577,389 shares of which are subject to certain anti-dilution protections against future dilutive events (including the issuance of stock at a price below their exercise price). Further, as of November 27, 2014, 5,130,112 additional shares of our common stock will be issuable upon the conversion of our outstanding shares of Series A-1 convertible preferred stock, assuming maximum accrual of unpaid dividends on such shares of preferred stock, and 4,685,234 additional shares of our common stock will be issuable upon the conversion of our outstanding convertible promissory notes, assuming maximum accrual of unpaid interest on such notes and without giving effect to conversion price protection that may apply under certain circumstances. The future conversion of debt and exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests.

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

The concentration of our securities with our principal stockholders, certain investment funds and their affiliates will limit ability of other investors to influence corporate matters, and these security holders may take actions that may not be in the best interests of our common stockholders.

As of October 25, 2011, our officers and directors, and their affiliates, beneficially own or control approximately 25.9% of our outstanding common stock, on an as converted basis. In addition, as of October 25, 2011, funds affiliated with Great Point Partners, LLC, funds affiliated with Deerfield Management Co., L.P. Series C and Merlin Nexus III, LP together beneficially own or control approximately 30.0% of our outstanding common stock, on an as converted basis. If all of these security holders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Malaysian Financing

On March 10, 2011, the Company’s subsidiary, WaferGen Bio-systems (M) Sdn. Bhd. (the “Malaysian Subsidiary”) received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 of its Series C convertible preference shares (“CPS”) to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. MTDC will have a put right to cause the Company to exchange their Series C CPS for shares of common stock of the Company at one-to-one ratio at any time prior to the one year anniversary of the SSA, at which time all Series C CPS that have not already been exchanged for shares of common stock of the Company shall be automatically exchanged for shares of common stock of the Company at a one-to-one ratio. The proceeds from the private placement will be used for general working capital purposes, including for the broad commercialization of the WaferGen SmartChip Real-Time PCR system.

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

The purchasers included The Shivji Family Trust (an affiliate of Alnoor Shivji, our Chairman and, at the time of the purchase, also our President and Chief Executive Officer), Joel Kanter, a member of our board of directors, The Kanter Family Foundation (“The Kanter Foundation,” which is an affiliate of Joel Kanter) and Robert Coradini, a member of our board of directors. The Shivji Family Trust purchased 38,461.54 shares of Series A-1 convertible preferred stock, a convertible promissory note in the principal amount of $200,000 and warrants to purchase an aggregate of up to 735,493 shares of common stock for an aggregate purchase price of $400,000. Joel Kanter purchased 9,615.38 shares of Series A-1 convertible preferred stock, a convertible promissory note in the principal amount of $50,000 and warrants to purchase an aggregate of up to 183,873 shares of common stock for an aggregate purchase price of $100,000. The Kanter Foundation purchased 4,807.69 shares of Series A-1 convertible preferred stock, a convertible promissory note in the principal amount of $25,000 and warrants to purchase an aggregate of up to 91,937 shares of common stock for an aggregate purchase price of $50,000. Robert Coradini purchased 24,037.46 shares of Series A-1 convertible preferred stock, a convertible promissory note in the principal amount of $125,000 and warrants to purchase an aggregate of up to 459,683 shares of common stock for an aggregate purchase price of $250,000. The Shivji Family Trust, Joel Kanter, The Kanter Foundation and Robert Coradini each participated in the May 2011 Private Placement on substantially the same terms as the other purchasers.

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

Item 5.  Other Information

Costs Associated with Exit or Disposal Activities

On November 21, 2011, the Company announced a revised plan to commercialize and increase adoption of its SmartChip System. As part of the new commercialization strategy, the Company will invest heavily in scientific resources to engage key opinion leaders in its target market to enable the discovery and validation of high-value genomic targets.

The Company expects to incur costs related to the new strategy and related organizational changes, including employee related costs of approximately $400,000, all of which will be incurred in the fourth quarter of 2011, but as of the date of this report, the Company is unable in good faith to make a more precise determination or estimate or range of estimates of costs expected to be incurred in connection with the new strategy and organizational changes in total or for each major type of cost associated therewith, or of the amount of such costs that will result in additional future cash expenditures. The range of costs and other charges the Company expects to incur in connection with its new strategy and organizational changes is subject to a number of assumptions. The Company may also incur other material charges not currently contemplated due to events which may occur as a result of, or associated with, its decision to adopt the new commercialization strategy. The Company will provide additional disclosure when it makes a determination or estimate of other restructuring costs and the amount of such costs that will result in additional future cash expenditures.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Purchase Agreement, dated May 25, 2011, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the May 2011 private placement offering of units of securities		8-K	10.1	6/1/2011

10.2	Registration Rights Agreement, dated May 27, 2011, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the May 2011 private placement offering of units of securities		8-K	10.2	6/1/2011

10.3	Form of Convertible Promissory Note, dated May 27, 2011, to investors in the May 2011 private placement offering of units of securities		8-K	10.3	6/1/2011

10.4	Form of Warrants to purchase shares of Common Stock, issued May 27, 2011, to investors in the May 2011 private placement offering of units of securities		8-K	10.4	6/1/2011

10.5	Omnibus Amendment No. 1 to Convertible Promissory Notes, dated as of September 30, 2011 by and among WaferGen Bio-systems, Inc. and the holder signatories thereto		8-K	10.1	10/8/2011

10.6	Termination Letter, dated as of September 30, 2011 by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K	10.3	10/8/2011

10.7 †	Employment Separation Agreement, dated October 19, 2011 by and among Alnoor Shivji and WaferGen Bio-systems, Inc.	X

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer and principal financial officer	X

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
		X

32.2
Section 1350 Certification of principal executive officer and principal financial officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)
		X

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.
		X

†	Indicates a management contract or compensatory plan or arrangement.

§
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 21, 2011

By: /s/ Mona Chadha
Mona Chadha
Office of the President and Chief Operating Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.7 †	Employment Separation Agreement, dated October 19, 2011 by and among Alnoor Shivji and WaferGen Bio-systems, Inc.

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal executive officer and principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates a management contract or compensatory plan or arrangement.

§
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.