Form 10-K/A
period 2011-12-31
WaferGen Bio-systems, Inc.
filed 2012-04-27
CIK 1368993

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

As of April 25, 2012, the registrant had a total of 41,679,402 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Report”) in order to include the information required in Part III of Form 10-K that was previously omitted in reliance on General Instruction G to Form 10-K. General Instruction G permits registrants to incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the registrant’s fiscal year, or to include such information in an amendment to its Form 10-K filed within such 120-day period. The Company is filing the Amended Report because the definitive proxy statement for the Company’s annual meeting in 2011 will not be filed 120 days after the end of the Company’s fiscal year. As required by the rules of the Securities and Exchange Commission (the “SEC”), this Amended Report includes new certifications of our principal executive officer and principal financial officer, as set forth in Exhibits 31.3 and 31.4 to this Amended Report.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Alnoor Shivji	55	Chairman of the Board
Robert Coradini	52	Director
Scott Davidson	42	Director
Dr. R. Dean Hautamaki	49	Director
Makoto Kaneshiro	53	Director
Joel Kanter	55	Director
Joseph Pesce	63	Director
Dr. Timothy Triche	67	Director
Dr. Ivan Trifunovich	49	Chief Executive Officer, President and Director
John Harland	60	Interim Chief Financial Officer and Vice President of Finance

Our bylaws provide that our Board will consist of between one and fifteen members, with the number of directors determined from time to time by our Board. The number of directors is currently set at nine. Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Any vacancies occurring in the Board between annual meetings may be filled by the vote a majority of the remaining directors. Our officers are appointed by our board of directors and serve at the discretion of our board of directors.

There are no family relationships among our directors and executive officers. Mr. Davidson and Mr. Pesce are each Managing Directors of Great Point Partners, LLC, and have been designated to our Board pursuant to a purchase agreement and a subsequent letter agreement entered into between us and the investors in the May 2011 Private Placement.

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

Directors and Executive Officers

Alnoor Shivji, Chairman of the Board.  Mr. Shivji is a co-founder of WaferGen and has been Chairman of the Board since October 2002. Mr. Shivji also served as our Chief Executive Officer and President from April 2003 until October 2011. Between December 2003 and July 2006, he was also the Investment Director at VPSA, Inc. in Paris, France, and between October 2001 and February 2002, he was the President and Chief Executive Officer of Redwave Networks, Inc. From April 2001 to August 2001, Mr. Shivji was President of Metro Switching Division of Ciena Corp. Between August 1998 and March 2001, he was the Founder, President and Chief Executive Officer of Cyras Systems. He co-founded Fiberlane Communications, Inc. and was President of Fiberlane Communications (Canada), Inc. from December 1996 to April 1998. Mr. Shivji also co-founded Osiware, an enterprise software company sold to Infonet Services Corporation, which was later bought by BT Group plc. Currently, he is a General Partner with Global Asset Capital, a venture capital firm with which he has been associated since March 2002, and has a long history advising and investing in Silicon Valley startups. Mr. Shivji has a BS degree from University of British Columbia.

Robert Coradini, Director.  Mr. Coradini has served as our director since October 2009. He has over twenty years of experience in the healthcare industry and has focused on turnarounds, mergers & acquisitions and building global businesses. Mr. Coradini has served as a chief executive and company president for various subsidiaries of the Johnson & Johnson Company since 1996, including service as President, New Ventures of Johnson & Johnson Consumer Group of Companies from 2005 until May 2009, service as World Wide President of Cardiovations / Ethicon from 2003 until 2005, service as President of LifeScan from 2000 to 2003 and as President of Cordis Endovascular from 1997 through 1999. Mr. Coradini was also head of Business Development for Johnson & Johnson Medical Devices & Diagnostic group from 1999 through 2000. Prior to joining Johnson & Johnson, Mr. Coradini was business manager for GE Medical Systems, Inc. Mr. Coradini currently serves on the board of directors of Mela Sciences, a publicly traded medical device company and does advisory work for a number of private healthcare companies.Mr. Coradini has his MBA with a concentration in Finance, Marketing &

International Business from Columbia University Graduate School of Business and a B.A. in Biology & Economics with High Distinctions from the University of Rochester.

Scott Davidson, Director.  Mr. Davidson has served as our director since January 2012. Mr. Davidson has served as a Managing Director of Great Point Partners, LLC since April 2005, where he has led the firm’s investment efforts in medical device, diagnostics and life science tools companies. Prior to that, he provided strategic consulting services to medical device companies from March 2004 to March 2005. Previously, Mr. Davidson served as Managing Director and Senior Research Analyst at Piper Jaffray, Associate Director at Bear Stearns, and as a Research Associate at Robertson, Stephens & Company. In those three prior roles, Mr. Davidson analyzed the securities of medical device companies and made investment recommendations to institutional clients. Earlier in his career, Mr. Davidson worked as an Investment Analyst for Canaan Partners, a venture capital firm. Mr. Davidson holds an A.B. in Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business.

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

Joel Kanter, Director.  Mr. Kanter has served as our director since June 2007. He has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies. He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Mr. Kanter currently serves on the boards of directors of several public companies, including Magna-Lab, Inc., Medgenics, Inc., and Vyteris, Inc., as well as a number of private concerns. Mr. Kanter has a B.A. in Political Science and a B.A. in Psychology from Tulane University.

Joseph Pesce, Director.  Mr. Pesce has served as our director since January 2012. Mr. Pesce has served as the Managing Director and Operating Partner of Great Point Partners, LLC since January 2011. In addition, he has served as Managing Director and Chief Risk Officer of Thomas H. Lee Partners, L.P. since June 2010, prior to which he had served as its Chief of Operations from May 2006 and as its Chief Financial Officer from July 2001, when he joined the firm. Prior to that, Mr. Pesce spent over 25 years in senior financial positions in high technology, healthcare and consulting services companies. Mr. Pesce is a Certified Public Accountant, and he holds an A.B. in Mathematics from Boston College and an M.B.A. from Wharton School of the University of Pennsylvania.

Dr. Timothy Triche, Director.  Dr. Triche has served as our director since February 2011. Dr. Triche also serves on our Scientific Advisory Board, which he joined in June 2010. Dr. Triche serves as director of the Center of Personalized Medicine at the University of Southern California. From July 1988 to July 2010, Dr. Triche was the Chair of Pathology at the Children’s Hospital Los Angeles, California. Dr. Triche serves as Chairman of the Board of Directors of Genome DX and Novelix, and serves on the Board of Directors of LTC and NanoValent. Dr. Triche has an A.B. degree in physics and biology from Cornell University and an M.D. and Ph.D. in medicine from Tulane University Medical Center.

Ivan Trifunovich, Chief Executive Officer, President and Director.  Dr. Trifunovich has served as our Chief Executive Officer, President and director since March 2012. Dr. Trifunovich also serves as President, Chief Executive Officer and Chairman of the Board of Helicos BioSciences Corporation, where he has been employed since October 2010. Since August 2008, Dr. Trifunovich has served as a strategic consultant to global companies in the life sciences industry. Previously, Dr. Trifunovich served as the Senior Vice President of Third Wave Technologies, Inc., a molecular diagnostics company, from December 2001 through August 2008. Prior to joining Third Wave Technologies, Inc., Dr. Trifunovich held successive positions as Vice President of e-Business and Vice President of Research Strategy and Operations at Pharmacia Corp. Prior to joining Pharmacia, Dr. Trifunovich was a Director of New Product Marketing at Johnson & Johnson, Inc. He began his career at Bristol-Myers Squibb, Inc. as a bench scientist, where he held several positions of increasing responsibility. Dr. Trifunovich received his Ph.D. in organic chemistry at UCLA and an M.B.A. at the University of Pennsylvania’s Wharton School of Business.

John Harland, Interim Chief Financial Officer and Vice President of Finance.  Mr. Harland has served as our Interim Chief Financial Officer and Vice President of Finance since March 2012, and joined us as our Director of Finance and Controller in June 2011. Mr. Harland has 29 years of experience in senior financial roles at biotechnology, medical device and other high-technology companies. Prior to joining the Company, from April 2010 to June 2011, he served as a financial consultant to emerging growth companies. From October 2008 to April 2010, he served as vice president, finance and administration for Trinity Biosystems, Inc., and from June 2006 to October 2008, he served as chief financial officer for Light Dimensions, Inc., a maker of LED-based skincare devices. Mr. Harland has served as chief financial officer for four companies that completed initial public offerings during his term of service, including Alliance Fiber Optic Products, Inc., Neurobiological Technologies, Inc., Cardiovascular Imaging Systems, Inc. and Circadian, Inc. Mr. Harland began his career as an auditor at Arthur Young & Company and holds an M.A. in Business Studies and Natural Sciences from Cambridge University and an M.B.A. in Taxation and Finance from Golden Gate University.

Committees

We have six standing committees of the board of directors: the Audit Committee; the Nominating and Corporate Governance Committee; the Compensation Committee; the Finance Committee; the Clinical Development Committee; and the Applications and Diagnostic Committee.

Audit Committee

Our Audit Committee is authorized by the Board of Directors to, without limitation: approve the firm to be engaged as our independent registered public accounting firm for the next fiscal year; review with our independent registered public accounting firm the scope and results of their audit and any related management letter; consult with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approve the professional services rendered by our independent registered public accounting firm; review the independence, management consulting services and fees of our independent registered public accounting firm; inquire about significant risks or exposures and methods to minimize such risk; ensure effective use of audit resources; and prepare and supervise the SEC reporting requirements. Our Board of Directors has adopted an Audit Committee Charter, a copy of which is on our website, www.wafergen.com. Our Audit Committee currently consists of Dr. Hautamaki, Mr. Kanter (Chairman) and Mr. Pesce. In addition, our Board of Directors has concluded that Mr. Kanter meets the definition of “audit committee financial expert” as such term is defined by SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is appointed by the Board (i) to oversee the selection of new directors, (ii) to oversee the function of the Board in its committees and (iii) to evaluate the Board’s performance as well as the relationship between the Board and our management. Our Board of Directors has adopted a Nominating and Corporate Governance Committee Charter, a copy of which is available on our website. The Nominating and Corporate Governance Committee considers several factors in evaluating candidates for nomination to the Board of Directors, including the candidate’s knowledge of the Company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all our stockholders as opposed to a specific group of stockholders. Our Board of Directors has adopted a Nominating and Corporate Governance Committee Charter, a copy of which is on our website, www.wafergen.com. The Nominating and Corporate Governance Committee currently consists of Mr. Coradini (Chairman), Dr. Hautamaki, Mr. Kaneshiro and Mr. Kanter.

Compensation Committee

Our Compensation Committee assists our Board of Directors in discharging its responsibilities relating to compensation of our executive officers and directors. Our Compensation Committee, among other things, (i) reviews and approves our compensation programs and arrangements, (ii) determines the objectives of our executive officer compensation programs, (iii) ensures appropriate corporate performance measures and goals regarding executive officer compensation are set and determine the extent to which they are achieved and any related compensation earned and (iv) monitors the administration of our incentive-compensation plans and equity-based plans as in effect and as adopted from time to time by the Board. Our Board of Directors has adopted a Compensation Committee Charter, a copy of which is available on our website, www.wafergen.com. The Compensation Committee currently consists of Mr. Coradini, Mr. Kaneshiro and Mr. Kanter (Chairman).

Finance Committee

Our Finance Committee was formed to oversee areas of finance, including budget development and execution, tracking and evaluating performance, closely monitoring cash, evaluating potential strategic transactions and conducting other financing activities. Our Board of Directors has adopted a Finance Committee Charter, a copy of which is available on our website, www.wafergen.com. The Finance Committee currently consists of Mr. Coradini, Mr. Davidson, Mr. Kanter and Mr. Pesce.

Clinical Development Committee

Our Clinical Development Committee provides our Board of Directors with guidance on areas of clinical drug development and diagnostics that may be applicable to our SmartChip System. The Clinical Development Committee currently consists of Dr. Hautamaki (Chairman).

Applications and Diagnostic Committee

Our Applications and Diagnostic Committee is charged with identifying and negotiating high value applications for the Company’s diagnostics platform. The Applications and Diagnostic Committee currently consists of Mr. Davidson, Dr. Hautamaki, Mr. Shivji and Dr. Triche (Chairman).

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock, or any other person known to us to be subject to section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year, except as described below:

Name	No. of Late Reports	No. of Transactions That That Were Not Reported on a Timely Basis	Failure to File a Required Form
Robert Coradini	1	2	0
Dr. Robert J. Hariri	2	3	0
Dr. R. Dean Hautamaki	1	2	0
Makoto Kaneshiro	2	4	0
Joel S. Kanter	1	2	0
Nadine C. Smith	1	2	0

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

Item 11.  Executive Compensation

The following table summarizes all compensation recorded by us in each of fiscal year 2011 and 2010 for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2011. Such officers are referred to herein as our “Named Executive Officers.”

	(b) Fiscal	(c) Salary		(d) Bonus	(e) Stock Awards(4)	(f) Option Awards(4)	(i) All Other Compensation		(j) Total
(a) Name and Principal Position	Year	($)		($)	($)	($)	($)		($)
Alnoor Shivji	2011	$193,900	(1)	$118,125	$39,375	$––	$86,964	(1)	$438,364
Chairman and former President and Chief Executive Officer	2010	$223,125	(1)	$––	$––	$––	$––		$223,125
Mona Chadha	2011	$230,846	(2)	$149,375	$28,125	$––	$––		$408,346
Former Office of the President, Chief Operating Officer, Executive Vice President of Marketing and Business Development and Secretary	2010	$225,000	(2)	$––	$––	$––	$––		$225,000
Donald Huffman	2011	$225,000	(3)	$49,215	$7,071	$––	$––		$281,286
Former Office of the President and Chief Financial Officer	2010	$64,038	(3)	$––	$––	$119,356	$––		$183,394
__________

(1)
Annual salary of $262,500 commenced on May 31, 2008, one year after the date of executive officer’s employment agreement with the Company. On November 30, 2008 the Company adjusted the salary to $223,125 until the Company (a) raised $5 million in gross proceeds from the sale of its securities in one or more financings on or prior to March 30, 2009, excluding any gross proceeds received in connection with any financings completed by its Malaysian subsidiary, WGBM; or (b) raised after March 30, 2009 funds sufficient to finance the Company’s operations at its then-current burn rate for an additional nine months after the closing of such financing, as reasonably determined by the compensation committee of the board of directors of the Company. Effective May 27, 2011, the latter condition was met and the annual salary reverted to $262,500. In connection with former executive officer’s separation agreement effective October 18, 2011, the Company paid such former executive officer $52,699 in severance payments and $25,240 for accrued vacation in 2011, and will pay such former executive officer $209,801 in severance payments in 2012. Following termination as an executive officer, sums of $3,057 and $5,968 were earned in director’s fees and consultancy fees, respectively.

(2)
Such officer became a Section 16B officer on March 20, 2009, and an annual salary of $225,000 commenced on that date pursuant to such executive officer’s employment agreement with us. The annual salary was increased to $235,000 effective June 1, 2011.

(3)
Such officer became a Section 16B officer when his employment commenced on September 13, 2010, and an annual salary of $225,000 commenced on that date pursuant to such executive officer’s employment agreement with us.

(4)
Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718 (rather than the dollar amount recognized for financial statement purposes for the fiscal year), excluding the impact of estimated forfeitures related to service-based vesting conditions, as previously required. For more information, see Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Stock Awards” to the Financial Statements contained in Item 8 in the Original Report.

Outstanding Equity Awards at Fiscal Year-End 2011

	Number of		Number of
	Securities		Securities
	Underlying		Underlying		Option
	Unexercised		Unexercised		Exercise	Option
	Options		Options		Price	Expiration
Name	Exercisable (#)		Unexercisable (#)		($)	Date
Alnoor Shivji	166,666	(1)	––	(1)	$1.50	4/18/2013	(8)
	75,000	(2)	––	(2)	$1.95	4/18/2013	(8)
	75,000	(3)	––	(3)	$1.35	4/18/2013	(8)
	25,000	(4)	––	(4)	$1.00	4/18/2013	(8)
Mona Chadha	70,189	(5)	—		$0.15	7/1/2016
	22,917	(2)	2,083	(2)	$1.95	4/17/2018
	40,625	(3)	9,375	(3)	$1.35	9/30/2015
	7,917	(4)	2,083	(4)	$1.00	10/24/2015
	171,875	(6)	78,125	(6)	$1.10	3/20/2016
Donald Huffman	62,500	(7)	137,500	(7)	$1.56	9/13/2017
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

(8)	In accordance with the terms of his separation agreement, all of Alnoor Shivji’s options became fully vested on October 18, 2011, and such options expire on April 18, 2013.

Employment Agreements

Ivan Trifunovich

In connection with Dr. Trifunovich’s appointment as our President, Chief Executive Officer and director, we entered into an executive employment agreement, effective March 8, 2012. Under the employment agreement, Dr. Trifunovich will receive an annual base salary of $360,000 per year, and he is eligible to earn an annual performance bonus of up to 50% of his then current base salary in accordance with an annual incentive plan to be established by the Company’s compensation committee or board of directors. In addition, under the employment agreement, Dr. Trifunovich was granted an initial option grant of 3,000,000 shares of our common stock with an exercise price equal to $0.14 per share, with one-third of the shares subject to the option vesting on the first anniversary of Dr. Trifunovich’s employment with the Company and the remaining shares vesting in eight equal quarterly installments over the two years following the first anniversary of the grant date. Dr. Trifunovich is entitled to additional annual option awards at the beginning of each year as necessary to bring his fully-diluted equity interest in the Company to 5% at the time of each such grant pursuant to the terms of his employment agreement. All of Dr. Trifunovich’s unvested options granted under his employment agreement will accelerate in the event of a change of control or if his employment is terminated (except in the case of his resignation without good reason or his termination by the Company for cause).

In addition, in the event Dr. Trifunovich is terminated without cause or resigns for good reason, he is entitled to 24 months of his then-current base salary, of which one-half of such amount shall be paid in a single lump-sum amount, less applicable withholdings, and the remaining one-half of such amount shall be paid in the form of salary continuation on the Company’s regular payroll schedule, less applicable withholdings, over 18 months. In addition, if he is terminated without cause or resigns for good reason within 3 months prior to or 12 months following a change of control of the Company, he is also entitled to receive an additional supplemental severance payment equal to the product of (ii) 50% of his then-current base salary, multiplied by (ii) two, which supplemental severance payment amount shall be paid in a single lump-sum amount, less applicable withholdings. Dr. Trifunovich’s entitlement to such severance amounts are subject to his execution of a release of claims in favor of the Company.

Dr. Trifunovich is eligible to participate in a long-term incentive plan established by the Company under which he is entitled to receive a cash payment in connection with a change in control of the Company. Under such plan, in the event of a change in control of the Company, Dr. Trifunovich will be entitled to a cash payment upon a change of control based on the aggregate equity transaction value in such change of control transaction, as follows: (a) for a transaction with an aggregate equity transaction value of more than $50 million, and up to $75 million, he will be entitled to receive a cash payment equal to 1% of the aggregate equity transaction value; (b) for the portion, if any, of the aggregate equity transaction value in excess of $75 million and up to $100 million, he will be entitled to receive a cash payment equal to 2% of such portion of the aggregate equity transaction value; (c) for the portion, if any, of the aggregate equity transaction value in excess of $100 million and up to $150 million, he will be entitled to receive a cash payment equal to 3% of such portion of the aggregate equity transaction value; and (d) for the portion, if any, of the aggregate equity transaction value in excess of $150 million, he will be entitled to receive a cash payment equal to 5% of such portion of the aggregate equity transaction value.

The Company has also agreed that Dr. Trifunovich will be entitled to payment in the event that a distribution is made of any of the assets (including cash) of the Company to holders of any class of capital stock by reason of their ownership thereof. In such case, Dr. Trifunovich will have the right to receive a payment from the Company in connection with each such distribution equal to the amount, if any, by which (i) 5% of the total distribution amount exceeds (ii) the amount paid to him in such distribution with respect to compensatory equity interests then held by him less the exercise or other purchase price paid or payable by him for such equity interests.

Dr. Trifunovich will be entitled to tax gross up payments in the event any payments due to him under the employment agreement would be subject to the excise tax imposed by Internal Revenue Code Section 4999. Dr. Trifunovich also has signed and agreed to be bound by the terms of the Company’s proprietary information and inventions assignment agreement.

John Harland

On June 13, 2011, we entered into a letter agreement with John Harland to serve as our Director of Finance and Corporate Controller. Under the letter agreement, Mr. Harland was entitled to receive an annual base salary of $180,000, which was raised to $200,000 upon his appointment as our Interim Chief Financial Officer and Vice President of Finance on March 26, 2012, and is subject to reviews by our Compensation Committee. Mr. Harland is also entitled to receive a bonus of up to 50% of his salary under certain circumstances upon a change of control or capital being raised, subject to review by our Compensation Committee, which may also award performance-based bonuses in its discretion.

Alnoor Shivji

Alnoor Shivji resigned as our President and Chief Executive Officer on October 18, 2011, and we entered into a separation agreement effective the date of his resignation. Prior to his resignation, we entered into an employment agreement with Mr. Shivji to serve as our Chairman and Chief Executive Officer, for renewable one year terms. Pursuant to this employment agreement, Mr. Shivji was entitled to receive an annual base salary of $250,000, subject to annual reviews by our Compensation Committee. Mr. Shivji was also entitled to a performance-based bonus of up to 25% of his salary, although the Compensation Committee may award performance-based bonuses in excess of such amounts in its discretion. Upon execution of his employment agreement, we granted Mr. Shivji an option to purchase 166,666 shares of our common stock at an exercise price of $1.50 per share, vesting in equal monthly installments over four years. Under the terms of Mr. Shivji’s employment agreement, we agreed that if we had terminated Mr. Shivji’s employment without cause or if Mr. Shivji resigned for good reason, we would pay Mr. Shivji his then current annual base salary of $262,500 for one year, payable in accordance with standard payroll procedures, any earned but unpaid base salary, any unpaid pro rata annual bonus and any amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days.

Following his resignation in October 2011, under the terms of his separation agreement, we agreed that we will pay Mr. Shivji his annual base salary prior to his separation of $262,500 for one year, payable in accordance with standard payroll procedures over the course of twelve months, all earned but unpaid base salary, all amounts necessary to reimburse Mr. Shivji for employment-related expenses and for unused, but accrued, vacation days. Pursuant to the separation agreement, all stock options granted to Mr. Shivji pursuant to the Company’s stock incentive plans have vested in connection with his termination of employment, and Mr. Shivji will have eighteen months to exercise such stock options. In addition, if bonuses are paid under the Company’s 2011 executive incentive plan to the Company’s executive officers, then Mr. Shivji shall be eligible to receive a pro-rata amount of the bonus he would have received had he remained employed with the Company.

Mona Chadha

Mona Chadha’s employment with us was terminated on March 26, 2012, and she will receive the severance benefits set forth in her employment agreement, dated November 10, 2009, pursuant to which we hired Ms. Chadha to serve as our Executive Vice President of Marketing and Business Development and Interim Chief Operating Officer. Pursuant to this employment agreement, Ms. Chadha was entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 40% of her salary. Under the agreement, upon the termination of Ms. Chadha’s employment without cause, or if Ms. Chadha had resigned for good reason, (a) we will pay Ms. Chadha her then current annual base salary of $235,000 for six months, payable in accordance with standard payroll procedures (had the termination occurred within 12 months after the completion of a change of control of our Company, we would have paid a lump sum payment of one year’s base salary), and (b) any earned but unpaid base salary, a prorated portion of her annual bonus and reimbursement for employment-related expenses and for unused, but accrued, vacation days. Receipt of salary continuation severance payments is conditioned on Ms. Chadha’s not competing with us during the period of the payments and delivery of a release of claims in favor of the Company.

Donald Huffman

Donald Huffman’s employment with us was terminated on March 26, 2012, and he will receive severance equal to three months of his base salary paid in the form of salary continuance conditioned on delivery of a release of claims in favor of the Company. Previously, on September 3, 2010, we had entered into an employment agreement with Donald Huffman to serve as our Chief Financial Officer. Pursuant to this employment agreement, Mr. Huffman was entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 40% of his salary.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards (1)	Awards (2)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Makoto Kaneshiro	$15,000	$12,500	$9,683	$—	$—	$—	$37,183
Dr. R. Dean Hautamaki	$30,000	$12,500	$9,683	$—	$—	$—	$52,183
Joel Kanter	$45,000	$12,500	$9,683	$—	$—	$—	$67,183
Dr. Robert Hariri(3)	$15,000	$12,500	$9,683	$—	$—	$—	$37,183
Robert Coradini	$15,000	$12,500	$9,683	$—	$—	$—	$37,183
Nadine C. Smith(4)	$—	$12,500	$9,683	$—	$—	$—	$22,183
Dr. Timothy Triche(5)	$12,500	$—	$—	$—	$—	$64,900	$77,400
__________

(1)	The amounts shown in column (c) represent the aggregate grant date fair value of stock awards granted in 2011 computed in accordance with FASB ASC Topic 718.

(2)	The amounts shown in column (d) represent the aggregate grant date fair value of option awards granted in 2011 computed in accordance with FASB ASC Topic 718.

(3)
Dr. Hariri resigned from our board of directors in December 2011. The amounts included in columns (c) and (d) include $1,562 and $2,421 attributable to 1,250 restricted stock units and 5,000 stock options, respectively, that were forfeited on termination.

(4)
Ms. Smith resigned from the Board of Directors in February 2011. The amounts included in columns (c) and (d) include $6,250 and $9,683 attributable to 5,000 restricted stock units and 20,000 stock options, respectively, that were forfeited on termination. Further, the amounts included in columns (c) and (d) in 2010 included $5,738 and $8,755 attributable to 3,750 restricted stock units and 15,000 stock options, respectively, that were forfeited on termination.

(5)	Dr. Triche was appointed to our board of directors in February 2011. He was previously a member of our Scientific Advisory Board and continues to serve the Company as a consultant.

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
Annual Equity Grants.  Each non-employee director shall receive annually (i) a stock option to purchase 20,000 shares of our common stock, with 25% of the shares subject to the stock option vesting every three months, such that 100% of the shares subject to the option shall be fully vested on the one year anniversary of the date of grant (“Director Options”); and (ii) 10,000 restricted stock units, with 50% of the restricted stock units vested on the date of grant and the remaining 50% of the restricted stock units vesting every three months after the date of grant, such that 100% of the restricted stock units shall be fully vested on the one year anniversary of the date of grant (“Director RSUs”). For 2010, the Director Options and Director RSUs will be granted on the date of the Annual Meeting of Stockholders. Beginning in 2011, the Director Options and Director RSUs will be granted on the first trading day in January of each year.

Effective as of April 1, 2012, the board of directors approved the following annual compensation for all non-employee directors:

Each non-employee director shall receive annually a stock option to purchase 150,000 shares of our common stock, or, in the case of the chairperson of our Audit Committee, 175,000 shares of our common stock, with 25% of the shares subject to the stock option vesting every three months following April 1 of the year of grant, such that 100% of the shares subject to the option shall be fully vested on March 31 following the year of grant.

In addition, in March 2012 the board of directors approved of the compensation to be paid to Dr. Triche as chair of the Applications and Diagnostics Committee as follows: upon initial appointment to such committee, Dr. Triche received an option to purchase 100,000 shares of the Company’s common stock, which option was 100% vested upon grant, and thereafter Dr. Triche shall receive an option grant of 50,000 shares of the Company’s common stock each year on the first business day of the year, with each such option vesting in four equal quarterly installments, so long as Dr. Triche remains the chairman of such committee.

Non-employee directors are also reimbursed for traveling expenses, if any, related to attending Board meetings.

Consideration and Determination of Executive and Director Compensation

Because compensation decisions for executive officers are made by our entire board of directors, Ivan Trifunovich, our Chief Executive Officer and President, and Alnoor Shivji, our Chairman and, until October 2011, our Chief Executive Officer and President, participate in the determination of compensation policy, including by making recommendations and participating in the voting with respect to the compensation of executive officers.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on our Company.

Stock Incentive Plans

In 2003, our board of directors adopted a 2003 Incentive Stock Plan (the “2003 Plan”). The 2003 Plan authorized the board of directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 1,500,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options could be granted. Incentive stock options were to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of our outstanding stock at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. In November 2006, we increased the aggregate number of shares of our common stock that may be issued under the 2003 Plan to a total authorized reserve of 2,500,000 shares, a 1,000,000 share increase. The 2003 Plan was frozen when the 2007 Plan was adopted, resulting in no further options available for grant.

In January 2007, our board of directors and stockholders adopted the 2007 Stock Option Plan (the “2007 Plan”). The purpose of the 2007 Plan was to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2007 Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plan was frozen when the 2008 Plan was adopted, resulting in no further options available for grant.

On June 5, 2008, our stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by our board of directors. The 2008 Plan authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by our board of directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by our board of directors.

On December 4, 2009, the Company increased the aggregate number of shares of our common stock that may be issued under the 2008 Plan to a total authorized reserve of 3,500,000 shares, a 1,500,000 share increase. Notwithstanding the foregoing, no more than 1,750,000 shares of our common stock could be granted pursuant to awards of restricted stock and restricted stock units.

On September 16, 2010, the Company increased the aggregate number of shares of our common stock that may be issued under the 2008 Plan to a total authorized reserve of 6,500,000 shares, a 3,000,000 share increase. Notwithstanding the foregoing, no more than 3,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

On December 30, 2011, the Company increased the aggregate number of shares of our common stock that may be issued under the 2008 Plan to a total authorized reserve of 14,500,000 shares, an 8,000,000 share increase. Notwithstanding the foregoing, no more than 7,250,000 shares of our common stock may be granted pursuant to awards of restricted stock and restricted stock units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2011:

Number of
Securities
Remaining
	Number of		Available for
	Securities to		Future Issuance
	Be		Under Equity
	Issued upon		Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,306,900	$1.40	$10,305,071
Equity compensation plans not approved by security holders	—	—	—
Total	4,306,900	$1.40	$10,305,071

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., 7400 Paseo Padre Parkway, Fremont, CA 94555. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned (1)
5% Holders:
The Shivji Family Trust dated June 12, 2000	4,837,427	(2)	11.03%
Entities affiliated with Deerfield Management Co., L.P. Series C	4,619,999	(3)	9.99%
Entities affiliated with Great Point Partners, LLC	4,619,999	(4)	9.99%
Merlin Nexus III, LP	4,619,999	(5)	9.99%
William L. Collins	4,340,727	(6)	9.80%
Mark Tompkins	2,481,083	(7)	5.88%
Directors and Executive Officers:
Alnoor Shivji	8,614,060	(8)	19.16%
Robert Coradini	1,463,862	(9)	3.42%
Joel Kanter	796,027	(10)	1.88%
Dr. R. Dean Hautamaki	728,193	(11)	1.73%
Makoto Kaneshiro	141,250	(12)	*
Dr. Timothy Triche	134,250	(13)	*
Scott Davidson	––	(14)	––
Joseph Pesce	––	(14)	––
Ivan Trifunovich	––	(15)	––
John Harland	––	(16)	––
Directors and Executive Officers as a Group (10 persons)	11,877,642		24.98%
__________

*	Less than 1%

(1)	Based on 41,649,402 shares of our common stock issued and outstanding as of March 31, 2012.

(2)
Includes 384,615 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, 365,970 shares of common stock issuable on conversion of Convertible Promissory Notes and 1,473,290 shares of common stock issuable upon the exercise of currently exercisable warrants. Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust dated June 12, 2000 (“The Shivji Family Trust”). Its address is 692 Hillcrest Terrace, Fremont, CA 94539. See also footnote (8) in this section.

(3)
Consists of 4,619,999 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock collectively owned by each of Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited (collectively, the “Deerfield Owners”). Does not include (i) 8,360,769 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (ii) 12,351,508 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (iii) 24,822,876 shares of common stock issuable upon the exercise of warrants collectively owned by the Deerfield Owners. The provisions of such preferred stock and warrants restrict the conversion and exercise, respectively, of such preferred stock and warrants to the extent that, after giving effect to such conversion or exercise, the holder of the preferred stock and warrants and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.985% and 9.98%, respectively, of the number of shares of Common Stock of the Issuer outstanding immediately after giving effect to such conversion or exercise, respectively (the “Ownership Cap”). Therefore, the reporting persons could be deemed to beneficially own such number of shares underlying such preferred stock and warrants as would result in total beneficial ownership by such reporting persons up to the Ownership Cap of 9.985%. James E. Flynn has the power to vote or dispose of the securities held by each of the Deerfield Owners, and his address is c/o Deerfield Management Co., L.P. Series C, 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)
Consists of 4,619,999 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock collectively owned by each of Biomedical Value Fund, LP (“BVF”), Biomedical Offshore Value Fund, Limited (“BOVF”), Biomedical Institutional Value Fund, LP (“BIVF”), Lyrical Multi-Manager Fund, LP (“Lyrical”), Class D Series of GEF-PS, LP (“GEF-PS”), David J. Morrison (“Morrison”), WS Investments III, LLC (“WS”), Thomas C. Jay QPERT (“QPERT”), Carolyn Jay Trust (“Carolyn Trust”), Jeffrey Jay Jr. Trust (“Jay Trust”) and Jeffrey and Mary Ellen Jay (“Jay,” and together with QPERT, Carolyn Trust and Jay Trust, the “Jay Owners”). Does not include (i) 8,120,390 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (ii) 12,122,773 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (iii) 24,363,196 shares of common stock issuable upon the exercise of warrants collectively owned by each of BVF, BOVF, BIVF, Lyrical, GEF-PS, Morrison, WS and the Jay Owners, the conversion or exercise of which would result in total beneficial ownership by such reporting persons exceeding the Ownership Cap of 9.985%. Great Point Partners, LLC is the investment manager with respect to the shares beneficially owned by each of BVF, BOVF, BIVF, Lyrical, GEF-PS, Morrison, and WS. Jeffrey R. Jay has the sole voting and sole dispositive power with respect to the shares beneficially owned by the Jay Owners. All of these funds are administered by Great Point Partners, LLC, whose address is 165 Mason Street, 3rd Floor, Greenwich, CT 06830. See also footnote (14) in this section.

(5)
Consists of (i) 2,403,846 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock, and (ii) 2,216,153 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes. Does not include (i) 71,163 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (ii) 4,596,829 shares of common stock issuable upon the exercise of warrants, the exercise of which would result in total beneficial ownership by such reporting person exceeding the Ownership Cap of 9.985%. The address of Merlin Nexus III, LP is 424 West 33rd Street, Suite 520, New York, NY 10001.

(6)
Includes 1,600,000 shares held by William L. Collins 2009 GRAT, 7,736 shares held by affiliates of Brencourt Advisors, LLC, 1,230,770 shares of common stock issuable upon the exercise of currently exercisable warrants held by William L. Collins 2009 GRAT and 1,427,339 shares of common stock issuable upon the exercise of currently exercisable warrants held by affiliates of Brencourt Advisors, LLC. William L. Collins has voting control and investment power over, but disclaims beneficial ownership of, the securities managed owned by William L. Collins 2009 GRAT. William L. Collins is the CEO and Managing Member of Brencourt Advisors, LLC, but lacks sole voting control and investment power over and disclaims beneficial ownership of the securities managed by Brencourt Advisors, LLC. Brencourt Advisors, LLC’s and William L. Collins’s address is 600 Lexington Avenue, 8th Floor, New York, NY 10022.

(7)
Share ownership based on beneficial owner’s Schedule 13G filed on May 9, 2011. Includes 517,457 shares of common stock issuable upon the exercise of currently exercisable warrants. His address is c/o Gottbetter & Partners, 488 Madison Ave, 12th Floor, New York, NY 10022.

(8)
Consists of (i) 2,549,529 shares of common stock, (ii) 659,786 shares of common stock issuable upon the exercise of currently exercisable warrants, (iii) 1,250 shares of restricted stock that will vest within 60 days, (iv) 346,666 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (v) 2,613,552 shares of common stock held by The Shivji Family Trust, (vi) 384,615 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock held by The Shivji Family Trust, (vii) 365,970 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes held by The Shivji Family Trust, (viii) 1,473,290 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Family Trust, (ix) 48,333 shares of common stock held by each of the Shivji Children’s Trust fbo Zahra Shivji, the Shivji Children’s Trust fbo Suraya Shivji and the Jameel Shivji Irrevocable Trust (the “Shivji Children’s Trusts”), and (x) 24,801 shares of common stock issuable upon the exercise of currently exercisable warrants held by each of the three Shivji Children’s Trusts. Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust and each of the three Shivji Children’s Trusts (together, the “Shivji Trusts”). Mr. Shivji disclaims beneficial ownership of the securities held by each of the Shivji Trusts, except to the extent he has a pecuniary interest therein. Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 15,000 shares of common stock that are not exercisable within 60 days. See also footnote (2) in this section.

(9)
Consists of (i) 309,391 shares of common stock, (ii) 240,384 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (iii) 228,731 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, (iv) 599,106 shares of common stock issuable upon the exercise of currently exercisable warrants, (v) 1,250 shares of restricted stock that will vest within 60 days, and (vi) 85,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 15,000 shares of common stock that are not exercisable within 60 days.

(10)
Consists of (i) 25,000 shares of common stock, (ii) 96,153 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (iii) 91,492 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, (iv) 183,873 shares of common stock issuable upon the exercise of currently exercisable warrants, (v) 1,250 shares of restricted stock that will vest within 60 days, (vi) 115,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (vii) 75,000 shares of common stock held by the Kanter Family Foundation, (viii) 48,076 shares of common stock issuable on conversion of Series A-1 Preferred Stock held by the Kanter Family Foundation, (ix) 45,746 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes held by the Kanter Family Foundation, and (x) 114,437 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation. Mr. Kanter has voting control and investment power over, but disclaims beneficial ownership of, the securities owned by the Kanter Family Foundation. Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 15,000 shares of common stock that are not exercisable within 60 days.

(11)
Consists of (i) 8,750 shares of common stock, (ii) 1,250 shares of restricted stock that will vest within 60 days, (iii) 395,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iv) 226,883 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”), and (v) 96,310 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack. Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 15,000 shares of common stock that are not exercisable within 60 days.

(12)
Consists of (i) 25,000 shares of common stock, (ii) 1,250 shares of restricted stock that will vest within 60 days, and (iii) 115,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 15,000 shares of common stock that are not exercisable within 60 days.

(13)
Consists of (i) 5,000 shares of common stock, (ii) 1,250 shares of restricted stock that will vest within 60 days, and (iii) 128,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes 3,750 shares of restricted stock that will not vest within 60 days and options to purchase 40,000 shares of common stock that are not exercisable within 60 days.

(14)
Scott Davidson and Joseph Pesce do not beneficially own any shares of WaferGen Bio-systems, Inc. Both are managing directors of Great Point Partners, LLC, whose interests are recorded in footnote (4) in this section.

(15)	Excludes options to purchase 3,000,000 shares of common stock that are not exercisable within 60 days.

(16)	Excludes options to purchase 70,000 shares of common stock that are not exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

May 2011 Private Placement

On May 27, 2011, we sold 2,937,499.97 shares of Series A-1 Convertible Preferred Stock, Convertible Promissory Notes in the principal amount of $15,275,000 convertible at $0.57 per share and warrants to purchase an aggregate of up to 56,173,248 shares of our common stock in a private placement for an aggregate purchase price of $30,550,000. Subject to certain ownership limitations, the warrants were exercisable immediately at an exercise price of $0.62 per share. The warrants expire on May 27, 2016, five years after the issuance date, and under certain circumstances are exercisable using cashless exercise. Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

The purchasers included the The Shivji Family Trust (an affiliate of Alnoor Shivji, our Chairman and, at the time of the purchase, also our President and Chief Executive Officer), Joel Kanter, a member of our board of directors, The Kanter Family Foundation (“The Kanter Foundation,” which is an affiliate of Joel Kanter) and Robert Coradini, a member of our board of directors. The Shivji Family Trust purchased 38,461.54 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $200,000 and warrants to purchase an aggregate of up to 735,493 shares of common stock for an aggregate purchase price of $400,000. Joel Kanter purchased 9,615.38 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $50,000 and warrants to purchase an aggregate of up to 183,873 shares of common stock for an aggregate purchase price of $100,000. The Kanter Foundation purchased 4,807.69 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $25,000 and warrants to purchase an aggregate of up to 91,937 shares of common stock for an aggregate purchase price of $50,000. Robert Coradini purchased 24,037.46 shares of Series A-1 Convertible Preferred Stock, a Convertible Promissory Note in the principal amount of $125,000 and warrants to purchase an aggregate of up to 459,683 shares of common stock for an aggregate purchase price of $250,000. The Shivji Family Trust, Joel Kanter, The Kanter Foundation and Robert Coradini each participated in the May 2011 Private Placement on substantially the same terms as the other purchasers.

Compensation Arrangements

See Item 11, “Executive Compensation,” above for information about employment agreements and other compensation arrangements between the Company and its executive officers and directors.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that our board of directors be independent. However, in evaluating the independence of its members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by SEC rules.

Our board of directors believes that Messrs. Coradini, Davidson, Kaneshiro, Kanter and Pesce, Drs. Hariri, Hautamaki and Triche and Ms. Smith qualify (or qualified during their period of service) as “independent” directors, as that term is defined by SEC rules.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed by SingerLewak LLP and Rowbotham & Company LLP, respectively, for professional services rendered in connection with the fiscal years ended December 31, 2011 and 2010, respectively.

	2011	2010
Audit fees	$270,468	$193,499
Audit related fees	44,496	16,914
Tax fees	9,166	14,974
All other fees	—	—
Total Fees	$324,130	$225,387

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statement Schedules

See Form 10-K, as originally filed.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 31, 2007, by and among WBSI, WaferGen Acquisition Corp., and WaferGen, Inc.		8-K		2.1	6/5/2007

2.2	Certificate of Merger of WaferGen Acquisition Corp. with and into WaferGen, Inc., dated May 31, 2007		8-K		2.2	1/16/2008

3.1	Certificate of Incorporation of WBSI		SB-2		3.1	8/9/2006

3.2	Certificate of Amendment to the Certificate of Incorporation of WBSI, dated January 31, 2007		8-K		3.1	2/1/2007

3.3	Bylaws of WBSI		SB-2		3.2	8/9/2006

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 and Series A-2 Convertible Preferred Stock		8-K		3.1	6/1/2011

3.5	First Amendment to Bylaws of WBSI		8-K		3.2	6/1/2011

3.3	Second Amendment to Bylaws of WBSI		8-K		3.2	10/19/2011

10.1 †	Form of Warrants, made as of May 5, 2007, to purchase up to an aggregate of 115,424 shares of WBSI’s Common Stock		10-K	12/31/09	10.1	3/22/10

10.2	Form of Common Stock Purchase Warrant issued to investors in a private placement, the initial closing of which was held on May 31, 2007		8-K		10.21	6/5/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.3	Form of Warrant issued to Placement Agent in connection with a private placement, the initial closing of which was held on May 31, 2007		8-K		10.22	6/5/2007

10.4 †	Employment Agreement dated May 31, 2007, between WBSI and Alnoor Shivji		8-K		10.26	6/5/2007

10.5	Securities Purchase Agreement, dated May 19, 2008, by and among WaferGen Bio-systems, Inc. and the purchasers identified on the signature pages thereto		8-K		10.1	5/21/2008

10.6	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

10.7 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	1/5/2012

10.8 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.9	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.10	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.11	Put Option Agreement dated May 28, 2008, by and among Alnoor Shivji and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	9/30/2008	10.3	11/14/2008

10.12 †	Letter Agreement dated January 16, 2009, by and between WBSI and Alnoor Shivji		10-K	12/31/2008	10.39	3/27/2009

10.13	Form of WBSI Distribution Agreement		10-K	12/31/2008	10.42	3/27/2009

10.14	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.15	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.16	Form of Put Option Agreement dated April 3, 2009, by and among Alnoor Shivji and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.3	4/14/2009

10.17	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.18	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.5	8/10/2009

10.19	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

10.20	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.21	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

10.22	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

10.23	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24	Put Option Agreement dated July 1, 2009, by and among Alnoor Shivji and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.3	11/13/2009

10.25	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.26 †	Employment Agreement, effective October 29, 2009, by and between the Company and Mona Chadha		10-Q	9/30/2009	10.5	11/13/2009

10.27	Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.28	Form of Subscription Agreement between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.58	3/2/2010

10.29	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

10.30	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.31	Securities Purchase Agreement, dated July 1, 2010, between WaferGen Bio-systems, Inc. and each investor party thereto in connection with the Company’s July 2010 offering of units of securities		8-K		10.1	7/8/2010

10.32	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

10.33	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

10.34 †	Employment Agreement, effective September 3, 2010, by and between the Company and Donald Huffman		10-Q	9/30/2010	10.2	11/15/2010

10.35	Loan and Security Agreement, dated December 7, 2010, between Oxford Finance Corporation, Wafergen Inc. and WaferGen Bio-systems, Inc.		8-K		10.1	12/13/2010

10.36	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

10.37	Share Subscription Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.1	12/15/2010

10.38	Put Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.2	12/15/2010

10.39	Amended and Restated Shareholders’ Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Prima Mahawangsa Sdn. Bhd.		8-K		10.3	12/15/2010

10.40	Purchase Agreement, dated as of May 25, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K		10.1	6/1/2011

10.41	Registration Rights Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the purchasers signatory thereto		8-K		10.2	6/1/2011

10.42	Form of Convertible Promissory Notes, issued May 27, 2011, to investors in the Company’s May 2011 private placement offering		8-K		10.3	6/1/2011

10.43	Form of Warrants to purchase shares of Common Stock of the Company, issued May 27, 2011, to investors in the Company’s May 2011 private placement offering		8-K		10.4	6/1/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.44	Letter Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		10-Q	6/30/2011	10.1	9/12/2011

10.45	Omnibus Amendment No. 1 to Convertible Promissory Notes, dated as of September 30, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K		10.1	10/6/2011

10.46	Termination Letter, dated as of September 30, 2011, by and among WaferGen Bio-systems, Inc. and the parties signatory thereto		8-K		10.3	10/6/2011

10. 47 †	Employment Separation Agreement, dated October 19, 2011 by and among Alnoor Shivji and WaferGen Bio-systems, Inc.		10-Q	9/30/2011	10.7	11/21/2011

10.48	Letter Agreement Regarding Extension of Time to Exercise Put Option and Related Matters, entered into on December 9, 2011, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn Bhd and Malaysian Technology Development Corporation Sdn Bhd.		8-K		10.1	12/15/2011

10.49	Letter Agreement, dated as of January 12, 2012, by and among WaferGen Bio-systems, Inc. and the parties signatory thereto		8-K		10.1	1/13/2012

10.50 †	Executive Employment Agreement, dated as of March 8, 2012, by and between Ivan Trifunovich and WaferGen Bio-systems, Inc.		8-K		10.1	3/9/2012

21.1	Subsidiaries of the Registrant		10-K	12/31/11	21.1	3/23/2012

23.1	Consent of Independent Registered Public Accounting Firm		10-K	12/31/11	23.1	3/23/2012

23.2	Consent of Independent Registered Public Accounting Firm		10-K	12/31/11	23.2	3/23/2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer		10-K	12/31/11	31.1	3/23/2012

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer		10-K	12/31/11	31.2	3/23/2012

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/11	32.1	3/23/2012

32.2	Section 1350 Certification of principal financial officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)		10-K	12/31/11	32.2	3/23/2012

101 §
The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit) for the two years ended December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements
			10-K	12/31/11	101	3/23/2012

†	Indicates a management contract or compensatory plan or arrangement.

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ IVAN TRIFUNOVICH
Date: April 27, 2012		Ivan Trifunovich
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ IVAN TRIFUNOVICH	Chief Executive Officer and President	April 27, 2012
Ivan Trifunovich	(Principal Executive Officer)
/s/ JOHN HARLAND	Interim Chief Financial Officer and Vice President of Finance	April 27, 2012
John Harland	(Principal Financial Officer and Principal Accounting Officer)

/s/ ALNOOR SHIVJI	Chairman of the Board	April 27, 2012
Alnoor Shivji

/s/ ROBERT CORADINI	Director	April 27, 2012
Robert Coradini

/s/ SCOTT DAVIDSON	Director	April 27, 2012
Scott Davidson

Director
Dr. R. Dean Hautamaki

/s/ MAKOTO KANESHIRO	Director	April 27, 2012
Makoto Kaneshiro

/s/ JOEL KANTER	Director	April 27, 2012
Joel Kanter

/s/ JOSEPH PESCE	Director	April 27, 2012
Joseph Pesce

/s/ DR. TIMOTHY TRICHE	Director	April 27, 2012
Dr. Timothy Triche

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.4	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer