Form 10-Q
period 2012-03-31
WaferGen Bio-systems, Inc.
filed 2012-05-11
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 41,679,402 shares of common stock outstanding as of May 9, 2012.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,949,347	$15,117,172
Accounts receivable, net of zero allowance for doubtful accounts	83,479	29,382
Inventories, net	737,637	745,008
Prepaid expenses and other current assets	115,245	186,138

Total current assets	12,885,708	16,077,700

Property and equipment, net	1,462,081	1,714,090
Other assets	835,645	852,093

Total assets	$15,183,434	$18,643,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$668,637	$772,411
Accrued payroll and related costs	735,125	646,715
Other accrued expenses	531,979	682,284

Total current liabilities	1,935,741	2,101,410

Long-term debt, net of current portion	1,752,397	1,405,967
Derivative liabilities	4,890,609	5,967,330

Total liabilities	8,578,747	9,474,707

Commitments and contingencies (Note 13)	––	––

Stockholders’ equity:
Series A, B and C convertible preference shares of subsidiary	6,117,134	6,117,134
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 2,937,500 shares issued and outstanding at March 31, 2012 and December 31, 2011	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,679,402 and 41,619,402 shares issued and outstanding at March 31, 2012 and December 31, 2011	41,679	41,619
Additional paid-in capital	49,609,974	49,504,516
Accumulated deficit	(59,299,930)	(56,395,235)
Accumulated other comprehensive income	297,261	62,573

Total stockholders’ equity	6,604,687	9,169,176

Total liabilities and stockholders’ equity	$15,183,434	$18,643,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$73,233	$351,032

Cost of revenue	90,405	140,949

Gross profit (loss)	(17,172)	210,083

Operating expenses:
Sales and marketing	254,553	765,912
Research and development	2,010,864	2,060,715
General and administrative	1,176,433	1,413,581

Total operating expenses	3,441,850	4,240,208

Operating loss	(3,459,022)	(4,030,125)

Other income and (expenses):
Interest income	4,282	745
Interest expense	(363,055)	(108,883)
Gain on revaluation of derivative liabilities, net	1,076,721	381,829
Miscellaneous expense	(149,546)	(47,395)

Total other income and (expenses)	568,402	226,296

Net loss before provision for income taxes	(2,890,620)	(3,803,829)

Provision for income taxes	14,075	––

Net loss	(2,904,695)	(3,803,829)

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	––	(64,120)
Series A-1 preferred dividend	(196,665)	––

Net loss attributable to common stockholders	$(3,101,360)	$(3,867,949)

Net loss per share - basic and diluted	$(0.07)	$(0.09)

Shares used to compute net loss per share - basic and diluted	41,648,633	41,181,493

Comprehensive Loss:

Net loss	$(2,904,695)	$(3,803,829)

Foreign currency translation adjustments	234,688	56,832

Total comprehensive loss	$(2,670,007)	$(3,746,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,904,695)	$(3,803,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,032	218,257
Stock-based compensation	105,518	282,553
Gain on revaluation of derivative liabilities, net	(1,076,721)	(381,829)
Provision for excess and obsolete inventory	69,307	—
Interest converted to principal on convertible promissory notes	196,692	—
Amortization of debt discount	149,738	—
Change in operating assets and liabilities:
Restricted cash	—	(58)
Accounts receivable	(54,050)	227,855
Inventories	(61,937)	(398,888)
Prepaid expenses and other assets	87,996	7,511
Accounts payable	(103,717)	48,512
Accrued payroll and related costs	88,050	130,907
Other accrued expenses	(150,533)	36,075

Net cash used in operating activities	(3,386,320)	(3,632,934)

Cash flows from investing activities:
Purchase of property and equipment	(2,509)	(276,208)

Net cash used in investing activities	(2,509)	(276,208)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(3,265)
Net proceeds from issuance of Series C convertible preference shares of subsidiary	—	4,993,728

Proceeds from exercise of stock options	—	9,200

Net cash provided by financing activities	—	4,999,663

Effect of exchange rates on cash	221,004	10,917

Net increase (decrease) in cash and cash equivalents	(3,167,825)	1,101,438

Cash and cash equivalents at beginning of the period	15,117,172	2,209,941

Cash and cash equivalents at end of the period	$11,949,347	$3,331,379

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

On January 24, 2008, the Company formed a new subsidiary in Malaysia. This subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), is involved in various initiatives to support a number of the Company’s ongoing development and commercialization goals. The parent company owns 100% of the common stock and 8.2% (including all shares that have been assumed by the parent company pursuant to exercises of exchange rights for which the Company has received notice from investors) of the preference shares of this entity. The Company expects that all of the subsidiary’s preference shares will be redeemed or converted into shares of the parent company, however if all preference shares were converted into common stock of WGBM, the parent company would own 72.8% of WGBM’s common stock. See Note 5 below.

On August 30, 2011, the Company formed a new wholly owned subsidiary in Luxembourg to establish a presence for its marketing and research activities in Europe.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2011, included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows.

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

Foreign Currencies – Assets and liabilities of non-U.S. subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each reporting period. Remeasurement adjustments resulting from this process are charged or credited to other comprehensive income (loss). Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in miscellaneous income (expense) in the Company’s condensed consolidated statements of operations.

Inventory – Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures.

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

Change in Fair Value of Derivatives – The Company recognizes its warrants with certain anti-dilution protection, the Series A convertible preference shares of its Malaysian subsidiary, and the conversion element of its convertible promissory notes and of the Series B convertible preference shares of its Malaysian subsidiary as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of all of its derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

Warranty Reserve – The Company’s standard warranty agreement is one year from shipment of certain products. The Company accrues for anticipated warranty costs upon shipment of these products. The Company’s warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and is updated quarterly.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The Company adopted this guidance effective January 1, 2012, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011

Raw materials	$127,676	$167,765

Work in process	282,204	191,450

Finished goods	327,757	385,793

Inventories, net	$737,637	$745,008

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

Using the relative fair value of the securities issued, the Company initially allocated the gross proceeds of $30,550,000 to the convertible promissory notes ($10,072,592), the Series A-1 convertible preferred stock ($10,724,991 - see Note 6) and the warrants ($9,752,417 - see Note 8). However, until September 30, 2011, the convertible promissory notes contained features that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances. They also contain features affording the holder additional shares in the event of certain organic changes to the Company. Because these features result in the embedded conversion element not being considered indexed to the Company’s equity, the Company recognizes the conversion element of the convertible promissory notes as a derivative liability at its fair value. A liability of $11,495,163 was thus recognized on the date of issuance, and this is marked to its fair value through income in all subsequent periods (see Note 9). Because the fair value of the conversion element exceeded the net proceeds initially allocated to the convertible promissory notes, the Company recognized a loss of $2,255,074 at the date the convertible promissory notes were issued. The loss is reflected as additional interest expense.

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

On September 30, 2011, Company and the note holders modified the convertible promissory notes to eliminate the feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances. This modification reduced the fair value of the conversion element derivative by $573,923. The gain from that reduction in value of the conversion element derivative was recognized as an increase in stockholders’ equity.

The Company values the derivative liability for the conversion element of the convertible promissory notes using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates. The fair value of this derivative liability at May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.50 years, and was estimated to be $11,495,163. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatility of 94.40%, a risk-free interest rate of 0.25%, a zero dividend rate and a contractual term of 2.66 years, and was estimated to be $1,081,869. The decrease in the fair value of this derivative liability of $849,426 during the three months ended March 31, 2011, was recorded as a revaluation gain (see Note 9).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The balance of the convertible promissory notes comprises the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	657,075	460,383
Stated value	15,932,075	15,735,383
Debt discount – conversion element, net of accumulated amortization of $262,819 and $113,081 respectively	14,179,678	14,329,416

Notes payable, net of debt discount	$1,752,397	$1,405,967

The Company leased equipment under a capital lease on which the final installment was paid in August 2011 and has no future obligations under capital leases as of March 31, 2012.

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

On August 1, 2010, an event occurred affording the investors in Series B CPS the option to convert their holdings into a number of shares in the Company at an exchange rate equal to 85% of the previous 10 days’ average closing price. This conversion feature was recorded as a derivative liability and a reduction in CPS, which was immediately amortized as accretion expense. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.21, estimated volatility of 64.30%, a risk-free interest rate of 0.14%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the put option derivative liability to be $428,787.

On August 17, 2010, EEV provided notice of exercise of its option to sell to the Company its holding of 222,222 Series B CPS in exchange for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.25, estimated volatility of 64.02%, a risk-free interest rate of 0.16%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to EEV’s shares to be $73,105, and for the remaining CPS to be $208,077.

On September 29, 2010, KMP provided notice of exercise of its option to sell to the Company its holding of 188,057 Series B CPS in exchange for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.51, estimated volatility of 50.94%, a risk-free interest rate of 0.12%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining put option derivative liability relating to KMP’s shares to be $73,027, and for the remaining CPS to be $172,588.

On December 31, 2010, the Company revalued the put option derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.22, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected remaining term of one day, and determined the fair value of the derivative liability to be $194,088.

On March 31, 2011, the Company revalued the put option derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.00, estimated volatility of 64.31%, a risk-free interest rate of 0.05%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $302,847. The increase in the fair value of this derivative liability of $108,759 during the three months ended March 31, 2011, was recorded as a revaluation loss (see Note 9).

On December 31, 2011, the Series B CPS Redemption Option lapsed. The Series B CPS recorded in temporary equity was transferred to permanent equity and the value of the derivative liability for the conversion element, now the only substantive right available to PMSB, increased significantly as a result. The Company revalued this put option derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.16, estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an expected term of 1.81 years, and determined the fair value of the derivative liability to be $1,245,101.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 31, 2012, the Company revalued the put option derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.15, estimated volatility of 90.76%, a risk-free interest rate of 0.27%, a zero dividend rate and an expected term of 1.61 years, and determined the fair value of the derivative liability to be $1,248,385. The increase in the fair value of this derivative liability of $3,284 during the three months ended March 31, 2012, was recorded as a revaluation loss (see Note 9).

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

The amendment that allows the Company to settle the Redemption Option in a variable number of shares causes the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognized the Redemption Option as an embedded derivative requiring bifurcation effective December 9, 2011. The Company valued the Redemption Option utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.16, estimated volatilities of 78.02% to 80.22%, risk-free interest rates of 0.27%, a zero dividend rate and expected remaining terms of 1.61 to 1.96 years; the fair value of the Redemption Option was estimated to be $2,198,828. The host instrument (the Series A CPS absent the Redemption Option) is not redeemable and therefore should be classified as part of permanent equity. Accordingly, this modification to the Series A CPS resulted in (1) the recognition of a derivative liability of $2,198,828, (2) the elimination of temporary equity of $2,519,424, and (3) an increase in permanent equity of $320,596. As the fair value of the amended Series A CPS was $320,390 less than the carrying amount of the accreted Series A CPS prior to the amendment, $320,390 of the amount transferred to permanent equity was treated as reversal of prior accretion of the Series A CPS.

On December 31, 2011, the Company revalued the derivative liability for Series A CPS utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.16, estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and expected remaining terms of 1.55 to 1.90 years; the total fair value was estimated to be $2,135,715.

On March 31, 2012, the Company revalued the derivative liability for Series A CPS utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.15, estimated volatilities of 89.99% to 96.41%, risk-free interest rates of 0.23% to 0.28%, a zero dividend rate and expected remaining terms of 1.30 to 1.66 years; the total fair value was estimated to be $2,204,365. The increase in the fair value of this derivative liability of $68,650 during the three months ended December March 31, 2012, was recorded as a revaluation loss (see Note 9).

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

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at March 31, 2012, and December 31, 2011.

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

Effective May 27, 2011, the Company sold an aggregate of 2,937,499.97 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. The Company recorded the allocated valuation of $10,724,991 (see Note 4), less allocated issuance costs of $886,422, as Series A-1 Convertible Preferred Stock within permanent equity. As of March 31, 2012, $654,873 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $196,665 relates to the three months ended March 31, 2012.

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

On June 5, 2008, the Company’s stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”) following approval of the 2008 Plan by the Board of Directors. The 2008 Plan initially authorized the issuance of up to 2,000,000 shares of common stock pursuant to the terms of the 2008 Plan. On December 4, 2009, the Company’s stockholders approved an amendment to the 2008 Plan following approval of the 2008 Plan by the Board of Directors, adding an additional 1,500,000 shares, bringing the total to 3,500,000 shares of the Company’s common stock available for issuance under the 2008 Plan. On September 16, 2010, the Company’s stockholders approved a further amendment to the 2008 Plan following approval of the 2008 Plan by the Board of Directors, adding an additional 3,000,000 shares, bringing the total to 6,500,000 shares of the Company’s common stock available for issuance under the 2008 Plan. On December 30, 2011, the Company’s stockholders approved a further amendment to the 2008 Plan following approval of the 2008 Plan by the Board of Directors, adding an additional 8,000,000 shares, bringing the total to 14,500,000 shares of the Company’s common stock available for issuance under the 2008 Plan. Notwithstanding the foregoing, no more than 7,250,000 shares of the Company’s common stock may be granted pursuant to awards of restricted stock and restricted stock units. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code,

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

non-qualified stock options and restricted stock. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

A summary of stock option and restricted stock transactions in the three months ended March 31, 2012, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2012	10,305,071	4,306,900	$1.3978	5,000	$1.2500
Granted	(3,405,000)	3,345,000	$0.1419	60,000	$0.1400
Vested	––	––	$––	(35,000)	$0.2986
Forfeited	133,125	(133,125)	$1.5533	––	$––
Canceled	85,615	(137,615)	$1.5430	––	$––

Balance at March 31, 2012	7,118,811	7,381,160	$0.8231	30,000	$0.1400

No options were exercised during the three months ended March 31, 2012. The Company received $39,297 for the 183,782 options exercised during the three months ended March 31, 2011, which had an intrinsic value of $164,752.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2012, was $46,908 and $15,708, respectively, based on our common stock closing price of $0.15. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the three months ended March 31, 2012 and 2011, was $0.10 and $0.48, respectively. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2012	2011

Risk-free interest rate	0.73% - 1.46%	1.90% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 96.56%	42.44% - 42.88%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $105,518 and $282,553 for the three months ended March 31, 2012 and 2011, respectively. The expense in the three months ended March 31, 2011, included $82,600 for restricted stock awards to consultants; there were no such awards in the three months ended March 31, 2012.

At March 31, 2012, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $525,555. This cost is expected to be recognized over an estimated weighted average amortization period of 2.58 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the three months ended March 31, 2012, a decrease in the fair value of the warrant derivative liability of $299,229 was recorded as a revaluation gain. During the three months ended March 31, 2011, a decrease in the fair value of the warrant derivative liability of $490,588 was recorded as a revaluation gain. A summary of activity in warrant derivative liabilities is included in Note 9.

The fair value of warrants ranged from $0.01 to $0.06 at March 31, 2012, from $0.02 to $0.10 at December 31, 2011, and from and from $0.19 to $0.54 at March 31, 2011.

Fair values at March 31, 2012 and 2011, were estimated using the following assumptions:

	March 31, 2012	March 31, 2011

Risk-free interest rate	0.21% – 0.36%	0.67% – 1.26%
Expected remaining term	1.14 – 2.19 Years	1.71 – 2.99 Years
Expected volatility	86.75% – 100.11%	62.92% – 87.27%
Dividend yield	0%	0%

A summary of outstanding common stock warrants as of March 31, 2012, is as follows:

Securities Into Which	Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	56,173,248	—	$0.6200	May 2016
Common stock	4,487,656	3,718,425	$0.7800	June and August 2014
Common stock	2,875,736	2,774,050	$0.8400	December 2014 and January 2015
Common stock	2,265,071	2,084,914	$0.8400	May 2013
Common stock	95,368	—	$1.4680	December 2015
Common stock	203,500	—	$1.5000	July 2015
Common stock	3,000,830	—	$1.5500	July 2015
Common stock	2,666,459	—	$2.2500	May and June 2012
Common stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	71,967,868	8,577,389

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	73,045,779	8,577,389

The warrants expiring in May 2016 were issued in conjunction with the May 2011 Private Placement, and were recorded at an allocated valuation of $9,752,417 (see Note 4), less allocated issuance costs of $806,039, at the time of issuance utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.68, an exercise price of $0.62, estimated volatility of 89.58%, a risk free interest rate of 1.03%, a zero dividend rate and an expected term of 3.50 years. These warrants include the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. This contingent embedded derivative will be accounted for only if such an event should occur.

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

The 95,368 warrants expiring in December 2015 were issued in December 2010 in conjunction with obtaining a term loan (see Note 4).

The Series C SSA (see Note 5) grants the holders of the Series C CPS the right to subscribe for a further 1,077,911 CPS at a price of $2.3193. Since these Series C CPS would convert into common stock of the Company within one year of the subscription date, this right is, for accounting purposes, equivalent to a warrant to purchase the Company’s common stock.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
March 31, 2012
Financial Assets:
Cash and cash equivalents	$11,949,347	$—	$—	$11,949,347

Total assets	$11,949,347	$—	$—	$11,949,347

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$355,990	$355,990

Conversion element of promissory notes	—	—	1,081,869	1,081,869

Conversion element of Series B CPS	—	—	1,248,385	1,248,385

Series A CPS derivative liabilities	—	—	2,204,365	2,204,365

Total liabilities	$—	$—	$4,890,609	$4,890,609

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial Assets:
Cash and cash equivalents	$15,117,172	$—	$—	$15,117,172

Total assets	$15,117,172	$—	$—	$15,117,172

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$655,219	$655,219

Conversion element of promissory notes	—	—	1,931,295	1,931,295

Conversion element of Series B CPS	—	—	1,245,101	1,245,101

Series A CPS derivative liabilities	—	—	2,135,715	2,135,715

Total liabilities	$—	$—	$5,967,330	$5,967,330

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(299,229)	(849,426)	3,284	68,650	(1,076,721)
Settlements	—	—	—	—	—
Balance at March 31, 2012	$355,990	$1,081,869	$1,248,385	$2,204,365	$4,890,609

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2012	$299,229	$849,426	$(3,284)	$(68,650)	$1,076,721

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$—	$2,435,050
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(490,588)	—	108,759	—	(381,829)
Settlements	—	—	—	—	—
Balance at March 31, 2011	$1,750,374	$—	$302,847	$—	$2,053,221
				—
Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2011	$490,588	$—	$(108,759)	$—	$381,829

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes, the conversion element of the Series B CPS and the Series A CPS derivative liabilities are discussed in Notes 8, 4, 5 and 5, respectively. The principal assumptions used, and their impact on valuations, are as follows:

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. To the extent that the Company’s common stock has not been traded for as long as the expected remaining term of the instrument, the Company uses a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s common stock has been traded for longer than the expected remaining term of the instrument, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

NOTE 10.  Cash Flow Information

Cash paid during the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31,
	2012	2011

Interest	$—	$64,776

Income taxes	$11,722	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31,
	2012	2011

Interest converted to principal on convertible promissory notes	$196,692	$—

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	$—	$64,120

Inventory transferred to property and equipment	$—	$662,300

NOTE 11.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes, as the effect would be anti-dilutive due to the net loss. The following outstanding stock options and warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Common share equivalents issuable upon exercise of common stock options	220,864	375,238

Shares issuable upon vesting of restricted stock	29,451	112,486

Shares issuable upon conversion of Series A CPS	20,312,694	2,317,425

Shares issuable upon conversion of Series B CPS	7,739,938	1,176,471

Shares issuable upon conversion of Series C CPS	3,233,734	790,468

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	30,256,183	––

Shares issuable upon conversion of convertible promissory notes	27,950,999	––

Total common share equivalents excluded from denominator for diluted earnings per share computation	89,743,863	4,772,088

NOTE 12.  Concentrations

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

At March 31, 2012, four customers accounted for 33%, 18%, 13% and 12%, respectively, of accounts receivable. At December 31, 2011, one of these customers accounted for 33% of accounts receivable and two different customers accounted for 38% and 10%, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2012, three customers accounted for 38%, 20% and 17%, respectively, of total revenues. During the three months ended March 31, 2011, two different customers accounted for 61% and 13%, respectively, of total revenues.

NOTE 13.  Contingencies

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it, including the matter described below, in excess of established reserves, in the aggregate, not to be material to its consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income or loss for such period.

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services, sued the Company for a total of $100,000 for alleged non-payment of sums due either subsequent to termination of a contract or under alleged verbal agreements in late 2009 and early 2010. The case is in the discovery stage. The Company believes the claim to be substantially without merit, and that any sums ultimately payable will be immaterial to the Company’s financial position and results of operations. Related legal costs are being expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2012, our accumulated deficit was $59,299,930. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our initial products and services. We expect to continue to incur substantial costs for research and development activities for at least the next year as we enhance our efforts to support our new strategy of engaging key opinion leaders in the life science research market to address its rapidly changing needs and to anticipate its future needs.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011

Revenue	$73,233	$351,032

Cost of revenue	90,405	140,949

Gross profit	(17,172)	210,083

Operating expenses:
Sales and marketing	254,553	765,912
Research and development	2,010,864	2,060,715
General and administrative	1,176,433	1,413,581

Total operating expenses	3,441,850	4,240,208

Operating loss	(3,459,022)	(4,030,125)

Other income and (expenses):
Interest income	4,282	745
Interest expense	(363,055)	(108,883)
Gain on revaluation of derivative liabilities, net	1,076,721	381,829
Miscellaneous expense	(149,546)	(47,395)

Total other income (expense)	568,402	226,296

Net loss before provision for income taxes	(2,890,620)	(3,803,829)

Provision for income taxes	14,075	––

Net loss	$(2,904,695)	$(3,803,829)

Revenue

The following table presents our revenue for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$73,233	$351,032	(79)%

For the three months ended March 31, 2012, revenue decreased by $277,799, or 79%, as compared to the three months ended March 31, 2011. The decrease is primarily due to the absence of sales of any SmartChip Real-Time PCR Systems in 2012, compared to one sale in 2011 which accounted for 61% of our revenue for the quarter. There were also decreases in sales of our Real-Time PCR Chip panels and in service revenue. Since March 31, 2011, commercialization efforts for the SmartChip Real-Time PCR Systems product line have not produced meaningful results because of the relatively small amount of sales and marketing resources, more entrenched competition, the limited number of applications, the length of the sales cycle and the small installed base of systems from which to generate recurring revenue from consumables.

Cost of Revenue

The following table presents the cost of revenue for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$90,405	$140,949	(36)%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2012, cost of revenue decreased by $50,544, or 36%, as compared to the three months ended March 31, 2011. The decrease related primarily to the 79% decrease in revenue, offset by added provisions for excess inventory of $69,307.

Sales and Marketing

The following table presents the sales and marketing expenses for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$254,553	$765,912	(67)%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2012, sales and marketing expenses decreased by $511,359, or 67%, as compared to the three months ended March 31, 2011. The decrease resulted primarily from decreases in headcount.

We expect selling expenses will decrease further in the near future as we establish the commercial viability of our SmartChip products and services through cooperation with key opinion leaders, and subsequently to rise as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents the research and development expense for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$2,010,864	$2,060,715	(2)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2012, research and development expenses decreased $49,851, or 2%, as compared to the three months ended March 31, 2011. The decrease resulted primarily from a decrease in expensed materials and reagents, offset by small increases in personnel and depreciation costs.

We expect research and development costs to be lower in the near term due to a reduction in headcount in April 2012; nevertheless, we believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures.

General and Administrative

The following table presents the general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$1,176,433	$1,413,581	(17)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2012, general and administrative expenses decreased $237,148, or 17%, as compared to the three months ended March 31, 2011. The decrease resulted primarily from decreases in investor relations costs, professional fees and personnel costs, mainly for senior management, offset by a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer.

We expect our general and administrative expenses to be lower in 2012 due to reduced personnel, consultancy and other outside service costs.

Interest Income

The following table presents the interest income for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$4,282	$745	475%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2012, interest income increased by $3,537, or 475%, as compared to the three months ended March 31, 2011. The increase was mainly due to the increase in the average cash invested in interest-bearing accounts as a result of our private placement closed in May 2011 (the “May 2011 Private Placement”).

Interest Expense

The following table presents the interest expense for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$363,055	$108,883	233%

For the three months ended March 31, 2011, interest expense increased $254,172, or 233%, as compared to the three months ended March 31, 2011. The increase was due to interest related to the convertible promissory notes in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement, and comprises both interest at 5% of principal (which we presently pay in kind via addition to principal on the last day of each quarter) and amortization of the related debt discount. This was offset by the absence of interest related to a term loan of $2,000,000 obtained in December 2010 and repaid in May 2011. We expect that the 5% interest on the convertible promissory notes, along with the effective yield amortization of debt discount, which weights the interest charges towards the latter stages of their contractual term, will result in interest expense of approximately $2.1 million in 2012, with increased expense in 2013 and 2014.

Gain on Revaluation of Derivative Liabilities, Net

The following table represents the gain on revaluation of derivative liabilities, net for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$1,076,721	$381,829	182%

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our convertible promissory notes.

The net gain from revaluation of derivative liabilities for the three months ended March 31, 2012, was $1,076,721, compared to $381,829 for the three months ended March 31, 2011. Gains and losses are directly attributable to revaluations of all of our derivatives and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.15 on March 31, 2012, compared to $0.16 on December 31, 2011, and was $1.00 on March 31, 2011, compared to $1.22 on December 31, 2010. In the three months ended March 31, 2012, the majority of the revaluation gain related to our convertible promissory notes, which had no impact in the three months ended March 31, 2011, as they had not been issued.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Expense

The following table presents the miscellaneous expense for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$149,546	$47,395	216%

For the three months ended March 31, 2012, we recorded miscellaneous expense of $149,546, compared to an expense of $47,395 for the three months ended March 31, 2011. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses, mainly in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,
2012	2011	% Change

$14,075	$––	N/A

For the three months ended March 31, 2012, we recorded a charge of $14,075 for income taxes. This charge comprises $10,401 for Malaysian taxes payable on interest income, mostly due to a loan to the U.S. parent, and $3,674 for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of May 9, 2012, comprised 34 regular employees, 32 of whom were employed full-time, compared to 54 regular employees as of December 31, 2011, 52 of whom were employed full-time.

Liquidity and Capital Resources

From inception through March 31, 2012, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of March 31, 2012, the Company had $11,949,347 in unrestricted cash and cash equivalents, and working capital of $10,949,967.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the three months ended March 31, 2012 and 2011, in the amounts of $3,386,320 and $3,632,934, respectively. The cash used in operating activities in the three months ended March 31, 2012, was due to cash used to fund a net loss of $2,904,695, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gains on revaluation of derivative liabilities, inventory provision, interest converted to principal on convertible promissory notes and amortization of debt discount totaling $287,434, and cash used by a change in working capital of $194,191. The cash used in operating activities in the three months ended March 31, 2011, was due to cash used to fund a net loss of $3,803,829, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation and gains on revaluation of derivative liabilities totaling $118,981, and cash provided by a change in working capital of $51,914. The decrease in cash used in the three months ended March 31, 2012, compared to 2011, was driven primarily by the decrease in the net operating loss from $4,030,125 to $3,459,022, offset by the use of cash in working capital and by a reduction in non-cash operating expenses, most notably stock compensation expense.

Net Cash Used in Investing Activities

The Company used $2,509 in the three months ended March 31, 2012, and $276,208 in the three months ended March 31, 2011, to acquire property and equipment.

Net Cash Provided by Financing Activities

There were no financing activities in the three months ended March 31, 2012.

Cash provided by financing activities in the three months ended March 31, 2011, was $4,999,663. The Company’s Malaysian subsidiary received $4,993,728, net of issuance costs, in exchange for the issuance of 3,233,734 Series C RCPS, and the Company received $9,200 from the exercise of stock options. This was offset by payments of $3,265 on capital lease obligations.

Availability of Additional Funds

We believe funds available at March 31, 2012, along with our revenue, will fund our operations at least into the third quarter of 2013. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

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

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WaferGen Biosystems (M) Sdn. Bhd., our Malaysian subsidiary, and WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $100,016 and $135,360, net of estimated forfeitures, for the three months ended March 31, 2012 and 2011, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the three months ended March 31, 2012 and 2011, was $0.10 and $0.48, respectively. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2012	2011

Risk-free interest rate	0.73% - 1.46%	1.90% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 96.56%	42.44% - 42.88%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock has not been traded for as long as the expected remaining term of the options, we use a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the options on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the options, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Derivative Liabilities

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

The fair value of the derivative liability for the conversion element of convertible promissory notes at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatility of 94.40%, a risk-free interest rate of 0.25%, a zero dividend rate and a contractual term of 2.66 years, and was estimated to be $1,081,869. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability when the notes were issued on May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.50 years, and was estimated to be $11,495,163.

The fair value of the derivative liability for warrants at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatilities of 86.75% to 100.11%, risk-free interest rates of 0.21% to 0.36%, a zero dividend rate and expected remaining terms of 1.14 to 2.19 years; the total fair value was estimated to be $355,990. The fair value of this derivative liability at March 31, 2011, included assumptions of the fair value of common stock of $1.00, estimated volatilities of 62.92% to 87.27%, risk-free interest rates of 0.67% to 1.26%, a zero dividend rate and expected remaining terms of 1.71 to 2.99 years; the total fair value was estimated to be $1,750,374.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatility of 90.76%, a risk-free interest rate of 0.27%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.61 years, and was estimated to be $1,248,385. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.81 years, and was estimated to be $1,245,101. The fair value of this derivative liability at March 31, 2011, included assumptions of the fair value of common stock of $1.00, estimated volatility of 64.31%, a risk-free interest rate of 0.05%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, was estimated to be $302,847. The fair value of this derivative liability at December 31, 2010, included assumptions of the fair value of common stock of $1.22, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, and was estimated to be $194,088.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatilities of 89.99% to 96.41%, risk-free interest rate of 0.23% to 0.28%, a zero dividend rate and expected remaining terms of 1.30 to 1.66 years; the total fair value was estimated to be $2,204,365. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and expected remaining terms of 1.55 to 1.90 years; the total fair value was estimated to be $2,135,715. The fair value of this derivative liability at December 9, 2011, when terms were amended giving rise to the derivative liability, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 78.02% to 80.22%, risk-free interest rates of 0.27%, a zero dividend rate and expected remaining terms of 1.61 to 1.96 years; the total fair value was estimated to be $2,198,828.

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock has not been traded for as long as the expected remaining term of the instrument, we use a weighted-average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the instrument, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first quarter of 2012, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of March 31, 2012:

We have not adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected.

The material weakness described above was previously identified in Item 9A in our Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services, sued the Company for a total of $100,000 for alleged non-payment of sums due either subsequent to termination of a contract or under alleged verbal agreements in late 2009 and early 2010. The case is in the discovery stage. We believe the claim to be substantially without merit, and that any sums ultimately payable will be immaterial to our financial position and results of operations.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

__________

*   Filed/furnished herewith

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

Dated: May 11, 2012

By: /s/ IVAN TRIFUNOVICH
Ivan Trifunovich
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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