Form 10-Q
period 2012-06-30
WaferGen Bio-systems, Inc.
filed 2012-08-10
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 41,679,402 shares of common stock outstanding as of August 8, 2012.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,361,128	$15,117,172
Accounts receivable, net of zero allowance for doubtful accounts	37,006	29,382
Inventories, net	700,726	745,008
Prepaid expenses and other current assets	83,842	186,138

Total current assets	10,182,702	16,077,700

Property and equipment, net	1,241,231	1,714,090
Other assets	814,714	852,093

Total assets	$12,238,647	$18,643,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$564,037	$772,411
Accrued payroll and related costs	332,716	646,715
Other accrued expenses	604,182	682,284

Total current liabilities	1,500,935	2,101,410

Long-term debt, net of current portion	2,184,187	1,405,967
Derivative liabilities	3,405,139	5,967,330

Total liabilities	7,090,261	9,474,707

Commitments and contingencies (Note 13)	––	––

Stockholders’ equity:
Series A, B and C convertible preference shares of subsidiary	6,117,134	6,117,134
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,937,500 shares issued and outstanding at June 30, 2012 and December 31, 2011	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,679,402 and 41,619,402 shares issued and outstanding at June 30, 2012 and December 31, 2011	41,679	41,619
Additional paid-in capital	49,690,915	49,504,516
Accumulated deficit	(60,569,560)	(56,395,235)
Accumulated other comprehensive income	29,649	62,573

Total stockholders’ equity	5,148,386	9,169,176

Total liabilities and stockholders’ equity	$12,238,647	$18,643,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$20,158	$44,905	$93,391	$395,937

Cost of revenue	10,590	13,942	100,995	154,891

Gross profit	9,568	30,963	(7,604)	241,046

Operating expenses:
Sales and marketing	158,278	870,247	412,831	1,636,159
Research and development	1,606,860	2,019,173	3,617,724	4,079,888
General and administrative	707,837	2,075,200	1,884,270	3,488,781

Total operating expenses	2,472,975	4,964,620	5,914,825	9,204,828

Operating loss	(2,463,407)	(4,933,657)	(5,922,429)	(8,963,782)

Other income and (expenses):
Interest income	1,277	6,615	5,559	7,360
Interest expense (including excess debt discount of $2,255,074 expensed as interest in the three and six months ended June 30, 2011)	(452,512)	(2,710,344)	(815,567)	(2,819,227)
Gain (loss) on revaluation of derivative liabilities, net	1,485,470	(1,619,723)	2,562,191	(1,237,894)
Miscellaneous income (expense)	172,354	30,145	22,808	(17,250)

Total other income and (expenses)	1,206,589	(4,293,307)	1,774,991	(4,067,011)

Net loss before provision for income taxes	(1,256,818)	(9,226,964)	(4,147,438)	(13,030,793)

Provision for income taxes	12,812	(17,416)	26,887	(17,416)

Net loss	(1,269,630)	(9,209,548)	(4,174,325)	(13,013,377)

Accretion on Series A and B redeemable convertible preference shares of subsidiary associated with premium	–––	(57,036)	–––	(121,156)
Accretion on Series A-1 convertible preferred stock associated with beneficial conversion feature	–––	(9,250,009)	–––	(9,250,009)
Series A-1 preferred dividend	(199,124)	(74,253)	(395,789)	(74,253)

Net loss attributable to common stockholders	$(1,468,754)	$(18,590,846)	$(4,570,114)	$(22,458,795)

Net loss per share – basic and diluted	$(0.04)	$(0.45)	$(0.11)	$(0.54)

Shares used to compute net loss per share – basic and diluted	41,656,737	41,400,151	41,652,685	41,291,426

Comprehensive Loss:

Net loss	$(1,269,630)	$(9,209,548)	$(4,174,325)	$(13,013,377)

Foreign currency translation adjustments	(267,612)	(15,422)	(32,924)	41,410

Total comprehensive loss	$(1,537,242)	$(9,224,970)	$(4,207,249)	$(12,971,967)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,174,325)	$(13,013,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,255	390,490
Stock-based compensation	186,459	549,643
Exchange gain on issuance of convertible preference shares of subsidiary	–––	(58,575)
(Gain) loss on revaluation of derivative liabilities, net	(2,562,191)	1,237,894
Excess debt discount expensed as interest	–––	2,255,074
Interest converted to principal on convertible promissory notes	395,843	74,253
Provision for excess and obsolete inventory	69,307	–––
Allowance for doubtful accounts	–––	20,000
Amortization of debt discount	382,377	6,285
Change in operating assets and liabilities:
Restricted cash	–––	(175)
Accounts receivable	(7,800)	667,744
Inventories	(25,121)	(804,375)
Prepaid expenses and other assets	139,766	546,270
Accounts payable	(208,239)	(427,936)
Accrued payroll and related costs	(313,944)	302,187
Other accrued expenses	(78,034)	262,336

Net cash used in operating activities	(5,713,647)	(7,992,262)

Cash flows from investing activities:
Purchase of property and equipment	(8,519)	(497,448)

Net cash used in investing activities	(8,519)	(497,448)

Cash flows from financing activities:
Repayment of capital lease obligations	––	(6,595)
Net proceeds from issuance of Series C convertible preference shares of subsidiary	––	5,052,303
Repayment of term loan	––	(2,178,585)
Net proceeds from issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants	––	28,025,037
Proceeds from issuance of common stock and warrants, net of offering costs	––	9,200

Net cash provided by financing activities	––	30,901,360

Effect of exchange rates on cash	(33,878)	47,156

Net increase (decrease) in cash and cash equivalents	(5,756,044)	22,458,806

Cash and cash equivalents at beginning of the period	15,117,172	2,209,941

Cash and cash equivalents at end of the period	$9,361,128	$24,668,747

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

On January 24, 2008, the Company formed a new subsidiary in Malaysia. This subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), is involved in various initiatives to support a number of the Company’s ongoing development and commercialization goals. The parent company owns 100% of the common stock and 8.2% (including all shares that have been assumed by the parent company pursuant to exercises of exchange rights for which the Company has received notice from investors) of the preference shares of this entity. The Company expects that all of the subsidiary’s preference shares will be converted into shares of the parent company, however if all preference shares were converted into common stock of WGBM, the parent company would own 72.8% of WGBM’s common stock. See Note 5 below.

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

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011

Raw materials	$132,413	$167,765

Work in process	262,871	191,450

Finished goods	305,442	385,793

Inventories, net	$700,726	$745,008

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

Using the relative fair value of the securities issued, the Company initially allocated the gross proceeds of $30,550,000 to the convertible promissory notes ($10,072,592), the Series A-1 convertible preferred stock ($10,724,991 - see Note 6) and the warrants ($9,752,417 - see Note 8). However, until September 30, 2011, the convertible promissory notes contained a feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances. They also contain features affording the holder additional shares in the event of certain organic changes to the Company. Because these features result in the embedded conversion element not being considered indexed to the Company’s equity, the Company recognizes the conversion element of the convertible promissory notes as a derivative liability at its fair value. A liability of $11,495,163 was thus recognized on the date of issuance, and this is marked to its fair value through income in all subsequent periods (see Note 9). Because the fair value of the conversion element exceeded the net proceeds initially allocated to the convertible promissory notes, the Company recognized a loss of $2,255,074 at the date the convertible promissory notes were issued. The loss is reflected as additional interest expense.

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

The Company values the derivative liability for the conversion element of the convertible promissory notes using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates. The fair value of this derivative liability at May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.50 years, and was estimated to be $11,495,163. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22%, a zero dividend rate and a contractual term of 3.41 years, and was estimated to be $13,108,276. The increase in the fair value of this derivative liability of $1,613,113 during the three and six months ended June 30, 2011, was recorded as a revaluation loss (see Note 9).

The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability at March 31, 2012, included assumptions of the fair value of common stock of $0.15, estimated volatility of 94.40%, a risk-free interest rate of 0.25%, a zero dividend rate and a contractual term of 2.66 years, and was estimated to be $1,081,869. The fair value of this derivative liability at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatility of 112.40%, a risk-free interest rate of 0.23%, a zero dividend rate and a contractual term of 2.41 years, and was estimated to be $401,921. The decrease in the fair value of this derivative liability of $1,529,374 during the six months ended June 30, 2012, was recorded as a revaluation gain (see Note 9).

The balance of the convertible promissory notes comprises the following at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	856,226	460,383
Stated value	16,131,226	15,735,383
Debt discount – conversion element, net of accumulated amortization of $495,458 and $113,081 respectively	13,947,039	14,329,416

Notes payable, net of debt discount	$2,184,187	$1,405,967

The Company leased equipment under a capital lease on which the final installment was paid in August 2011 and has no future obligations under capital leases as of June 30, 2012.

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

On August 17, 2010, EEV provided notice of exercise of its option to sell to the Company its holding of 222,222 Series B CPS in exchange for 458,483 shares of the Company’s common stock, with shares to be issued on September 16, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.25, estimated volatility of 64.02%, a risk-free interest rate of 0.16%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining derivative liability relating to EEV’s shares to be $73,105, and for the remaining CPS to be $208,077.

On September 29, 2010, KMP provided notice of exercise of its option to sell to the Company its holding of 188,057 Series B CPS in exchange for 328,579 shares of the Company’s common stock, with shares to be issued on October 29, 2010. Utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.51, estimated volatility of 50.94%, a risk-free interest rate of 0.12%, a zero dividend rate and an expected term of one day, the Company determined the fair value of the remaining derivative liability relating to KMP’s shares to be $73,027, and for the remaining CPS to be $172,588.

On December 31, 2010, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.22, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected remaining term of one day, and determined the fair value of the derivative liability to be $194,088.

On March 31, 2011, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $1.00, estimated volatility of 64.31%, a risk-free interest rate of 0.05%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $302,847. On June 30, 2011, the Company revalued the derivative liability utilizing the Black-Scholes valuation model and assumptions of the fair value of common stock of $0.54, estimated volatility of 52.87%, a risk-free interest rate of 0.01%, a zero dividend rate and an expected term of one day, and determined the fair value of the derivative liability to be $118,476. The decrease in the fair value of this derivative liability of $75,612 during the six months ended June 30, 2011, was recorded as a revaluation gain (see Note 9).

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

On March 31, 2012, the Company revalued the derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.15, estimated volatility of 90.76%, a risk-free interest rate of 0.27%, a zero dividend rate and an expected term of 1.61 years, and determined the fair value of the derivative liability to be $1,248,385. On June 30, 2012, the Company revalued the derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.07, estimated volatility of 106.00%, a risk-free interest rate of 0.26%, a zero dividend rate and an expected term of 1.41 years, and determined the fair value of the derivative liability to be $1,327,769. The increase in the fair value of this derivative liability of $82,668 during the six months ended June 30, 2012, was recorded as a revaluation loss (see Note 9).

Based on the average closing price of the Company’s common stock of $0.074 in the 10-day trading period immediately prior to June 30, 2012, PMSB could have converted their holding into 15,898,251 shares of such stock had they exercised the Conversion Option on that date.

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

On March 31, 2012, the Company revalued the derivative liability for Series A CPS utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.15, estimated volatilities of 89.99% to 96.41%, risk-free interest rates of 0.23% to 0.28%, a zero dividend rate and expected remaining terms of 1.30 to 1.66 years; the total fair value was estimated to be $2,204,365. On June 30, 2012, the Company revalued this derivative liability utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.07, estimated volatilities of 105.96% to 114.25%, risk-free interest rates of 0.22% to 0.26%, a zero dividend rate and expected remaining terms of 1.05 to 1.41 years; the total fair value was estimated to be $1,346,035. The decrease in the fair value of this derivative liability of $789,680 during the six months ended June 30, 2012, was recorded as a revaluation gain (see Note 9).

On June 30, 2012, the cash value of the Redemption Option was $2,519,424. Since 85% of the average closing price of the Company’s common stock of $0.074 in the 10-day trading period immediately prior to June 30, 2012, was less than the ASP floor of $0.10, the Company could have settled this liability by issuing 25,194,240 shares of its common stock on that date.

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

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at June 30, 2012, and December 31, 2011.

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

As of June 30, 2012, $853,997 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $199,124 and $395,789 relate to the three and six months ended June 30, 2012, respectively.

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

The Company has issued both options and restricted stock (including restricted stock units) under these Plans. Restricted stock grants afford the recipient the opportunity to receive shares of common stock, subject to certain terms, whereas options give them the right to purchase common stock at a set price. Both the Company’s options and restricted stock issued to employees generally have vesting restrictions that are eliminated over a four-year period, although vesting may be over a shorter period, or may occur on the grant date, depending on the terms of each individual award.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the six months ended June 30, 2012, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2012	10,305,071	4,306,900	$1.3978	5,000	$1.2500
Granted	(9,384,000)	9,324,000	$0.1188	60,000	$0.1400
Vested	––	––	$––	(42,500)	$0.2706
Forfeited	948,178	(948,178)	$0.5880	––	$––
Canceled	705,987	(853,176)	$1.2319	––	$––

Balance at June 30, 2012	2,575,236	11,829,546	$0.4666	22,500	$0.1400

No options were exercised during the six months ended June 30, 2012. The Company received $104,566 for the 324,740 options exercised during the six months ended June 30, 2011, which had an intrinsic value of $203,399.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2012, was $6,882, based on our common stock closing price of $0.07. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2012 and 2011, was $0.08 and $0.38, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2012	2011

Risk-free interest rate	0.71% - 1.09%	1.50% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 98.80%	42.44% - 50.83%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $80,941 and $267,090 for the three months ended June 30, 2012 and 2011, respectively, and $186,459 and $549,643 for the six months ended June 30, 2012 and 2011, respectively. The expense in the three and six months ended June 30, 2011, included $43,890 and $126,490, respectively, for restricted stock awards to consultants; there were no such awards in the six months ended June 30, 2012.

At June 30, 2012, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $687,732. This cost is expected to be recognized over an estimated weighted average amortization period of 2.53 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the three months ended June 30, 2012, a decrease in the fair value of the warrant derivative liability of $26,576 was recorded as a revaluation gain. During the three months ended June 30, 2011, an increase in the fair value of the warrant derivative liability of $190,981 was recorded as a revaluation loss. During the six months ended June 30, 2012, a decrease in the fair value of the warrant derivative liability of $325,805 was recorded as a revaluation gain. During the six months ended June 30, 2011, a decrease in the fair value of the warrant derivative liability of $299,607 was recorded as a revaluation gain. A summary of activity in warrant derivative liabilities is included in Note 9.

The fair value of warrants ranged from $0.001 to $0.052 at June 30, 2012, from $0.02 to $0.10 at December 31, 2011, and from and from $0.09 to $0.26 at June 30, 2011.

Fair values at June 30, 2012 and 2011, were estimated using the following assumptions:

	June 30, 2012	June 30, 2011

Risk-free interest rate	0.20% – 0.33%	0.35% - 0.80%
Expected remaining term	0.89 – 1.99 Years	1.51 -2.79 Years
Expected volatility	96.38% – 118.21%	63.87% - 90.56%
Dividend yield	0%	0%

A summary of outstanding common stock warrants as of June 30, 2012, is as follows:

Securities Into Which	Total Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	56,173,248	—	$0.6200	May 2016
Common stock	4,487,656	3,718,425	$0.7800	June and August 2014
Common stock	2,875,736	2,774,050	$0.8400	December 2014 and January 2015
Common stock	2,265,071	2,084,914	$0.8400	May 2013
Common stock	95,368	—	$1.4680	December 2015
Common stock	203,500	—	$1.5000	July 2015
Common stock	3,000,830	—	$1.5500	July 2015
Common stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	69,301,409	8,577,389

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	70,379,320	8,577,389

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Financial Assets:
Cash and cash equivalents	$9,361,128	$—	$—	$9,361,128

Total assets	$9,361,128	$—	$—	$9,361,128

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$329,414	$329,414

Conversion element of promissory notes	—	—	401,921	401,921

Conversion element of Series B CPS	—	—	1,327,769	1,327,769

Series A CPS derivative liabilities	—	—	1,346,035	1,346,035

Total liabilities	$—	$—	$3,405,139	$3,405,139

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial Assets:
Cash and cash equivalents	$15,117,172	$—	$—	$15,117,172

Total assets	$15,117,172	$—	$—	$15,117,172

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$655,219	$655,219

Conversion element of promissory notes	—	—	1,931,295	1,931,295

Conversion element of Series B CPS	—	—	1,245,101	1,245,101

Series A CPS derivative liabilities	—	—	2,135,715	2,135,715

Total liabilities	$—	$—	$5,967,330	$5,967,330

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	(325,805)	(1,529,374)	82,668	(789,680)	(2,562,191)
Settlements	—	—	—	—	—
Balance at June 30, 2012	$329,414	$401,921	$1,327,769	$1,346,035	$3,405,139

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of June 30, 2012	$325,805	$1,529,374	$(82,668)	$789,680	$2,562,191

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$—	$2,435,050
Issuances	—	11,495,163	—	—	11,495,163
Revaluation (gains) losses included in other income and (expenses)	(299,607)	1,613,113	(75,612)	—	1,237,894
Settlements	(315,803)	—	—	—	(315,803)
Balance at June 30, 2011	$1,625,552	$13,108,276	$118,476	$—	$14,852,304
				—
Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of June 30, 2011	$353,832	$(1,613,113)	$75,612	$—	$(1,183,669)

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

NOTE 10.  Cash Flow Information

Cash paid during the six months ended June 30, 2012 and 2011, is as follows (interest paid in the six months ended June 30, 2011, excludes $178,585 which was paid to Oxford relating to termination of the term loan and was expensed as interest):

	Six Months Ended June 30,
	2012	2011

Interest	$—	$127,040

Income taxes	$23,249	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2012 and 2011, is as follows:

	Six Months Ended June 30,
	2012	2011

Warrant derivative liabilities transferred to equity on waiver of future anti-dilution rights	$—	$315,803

Conversion element bifurcated on issuance of convertible promissory notes	$—	$11,495,163

Interest converted to principal on convertible promissory notes	$395,843	$74,253

Beneficial conversion feature related to Series A-1 convertible preferred stock	$—	$9,250,009

Inventory transferred to property and equipment	$—	$693,942

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	$—	$121,156

Restricted stock forfeited to cover income tax liability	$—	$30,437

NOTE 11.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations. No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes, as the effect would be anti-dilutive due to the net loss. The following outstanding stock options and warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Common share equivalents issuable upon exercise of common stock options	191,935	204,757	381,187	290,729

Common share equivalents issuable upon exercise of common stock warrants	—	1,906,332	—	3,353,092

Shares issuable upon vesting of restricted stock	22,665	81,456	26,058	96,885

Shares issuable upon conversion of Series A CPS	26,747,885	4,353,950	26,747,885	4,353,950

Shares issuable upon conversion of Series B CPS	15,898,251	2,178,649	15,898,251	2,178,649

Shares issuable upon conversion of Series C CPS	3,233,734	3,233,734	3,233,734	2,018,851

Shares issuable upon conversion of Series A-1 convertible preferred stock	30,783,412	11,299,644	30,673,156	5,681,037

Shares issuable upon conversion of convertible promissory notes	28,129,553	10,308,445	27,954,468	5,182,699

Total common share equivalents excluded from denominator for diluted earnings per share computation	105,007,435	33,566,967	104,914,739	23,155,892

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

At June 30, 2012, three customers accounted for 75%, 11% and 10%, respectively, of accounts receivable. At December 31, 2011, three different customers accounted for 38%, 33% and 10%, respectively, of accounts receivable.

During the three months ended June 30, 2012, four customers accounted for 38%, 21%, 19% and 14%, respectively, of total revenues. During the three months ended June 30, 2011, two different customers accounted for 82% and 14%, respectively, of total revenues.

During the six months ended June 30, 2012, three customers accounted for 30%, 18% and 16%, respectively, of total revenues. During the six months ended June 30, 2011, four different customers accounted for 53%, 14%, 12% and 11%, respectively, of total revenues.

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sales of systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and biomarker discovery and diagnostic products industries. Our products are aimed at professionals who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers, and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

Our revenue is subject to fluctuations due to the timing of sales of high-value products and service projects, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life science industry and other unpredictable factors that may affect customer ordering patterns. Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. Due to the possibility of fluctuations in our revenue and net income or loss, we believe that quarterly comparisons of our operating results are not a good indicator of future performance.

Since inception, we have incurred substantial operating losses. As of June 30, 2012, our accumulated deficit was $60,569,560. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our products and services. We expect to continue to incur substantial costs for research and development activities for at least the next year as we enhance our efforts to support our strategy of engaging key opinion leaders in the life science research market to address its rapidly changing needs with our new open format SmartChip products and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$20,158	$44,905	$93,391	$395,937

Cost of revenue	10,590	13,942	100,995	154,891

Gross profit	9,568	30,963	(7,604)	241,046

Operating expenses:
Sales and marketing	158,278	870,247	412,831	1,636,159
Research and development	1,606,860	2,019,173	3,617,724	4,079,888
General and administrative	707,837	2,075,200	1,884,270	3,488,781

Total operating expenses	2,472,975	4,964,620	5,914,825	9,204,828

Operating loss	(2,463,407)	(4,933,657)	(5,922,429)	(8,963,782)

Other income and (expenses):
Interest income	1,277	6,615	5,559	7,360
Interest expense	(452,512)	(2,710,344)	(815,567)	(2,819,227)
Gain (loss) on revaluation of derivative liabilities, net	1,485,470	(1,619,723)	2,562,191	(1,237,894)
Miscellaneous income (expense)	172,354	30,145	22,808	(17,250)

Total other income and (expenses)	1,206,589	(4,293,307)	1,774,991	(4,067,011)

Net loss before provision for income taxes	(1,256,818)	(9,226,964)	(4,147,438)	(13,030,793)

Provision for income taxes	12,812	(17,416)	26,887	(17,416)

Net loss	$(1,269,630)	$(9,209,548)	$(4,174,325)	$(13,013,377)

Revenue

The following table presents our revenue for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$20,158	$44,905	(55)%	$93,391	$395,937	(76)%

For the three months ended June 30, 2012, revenue decreased by $24,747, or 55%, as compared to the three months ended June 30, 2011. The decrease is primarily due to a reduction in sales of Real-Time PCR Chip panels and of SmartSlide™ consumables, offset by an increase in service revenue.

For the six months ended June 30, 2012, revenue decreased by $302,546, or 76%, as compared to the six months ended June 30, 2011. The decrease is primarily due to the absence of sales of any SmartChip Real-Time PCR Systems in 2012, compared to one sale in 2011 which accounted for 53% of our revenue for the period. There were also decreases in sales of our Real-Time PCR Chip panels and service revenue. Since March 31, 2011, commercialization efforts for the SmartChip Real-Time PCR Systems product line have not produced meaningful results because of the relatively small amount of sales and marketing resources, more entrenched competition, the limited number of applications, the length of the sales cycle and the small installed base of systems from which to generate recurring revenue from consumables. Future revenue will depend on market acceptance of our new open format SmartChip products which were launched on July 10, 2012.

Cost of Revenue

The following table presents the cost of revenue for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$10,590	$13,942	(24)%	$100,995	$154,891	(35)%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2012, cost of revenue decreased by $3,352, or 24%, as compared to the three months ended June 30, 2011. The decrease related primarily to the decrease in revenue, offset by lower margins.

For the six months ended June 30, 2012, cost of revenue decreased by $53,896, or 35%, as compared to the six months ended June 30, 2011. The decrease related primarily to the decrease in revenue, offset by added provisions for excess inventory.

Sales and Marketing

The following table presents the sales and marketing expenses for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$158,278	$870,247	(82)%	$412,831	$1,636,159	(75)%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2012, sales and marketing expenses decreased by $711,969, or 82%, as compared to the three months ended June 30, 2011. The decrease resulted primarily from decreases in personnel costs, due to a reduction in headcount, and the scaling back of selling and marketing activities.

For the six months ended June 30, 2012, sales and marketing expenses decreased by $1,223,328, or 75%, as compared to the six months ended June 30, 2011. The decrease resulted primarily from decreases in personnel costs, due to a reduction in headcount and the scaling back of selling and marketing activities.

We expect selling expenses will remain at their present levels in the near future as we establish the commercial viability of our open format SmartChip products and services through cooperation with key opinion leaders, and subsequently to rise as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents the research and development expense for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$1,606,860	$2,019,173	(20)%	$3,617,724	$4,079,888	(11)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2012, research and development expenses decreased by $412,313, or 20%, as compared to the three months ended June 30, 2011. The decrease resulted primarily from decreases in expensed materials and reagents and consulting costs, offset by severance costs and a small increase in depreciation costs.

For the six months ended June 30, 2012, research and development expenses decreased $462,164, or 11%, as compared to the six months ended June 30, 2011. The decrease resulted primarily from decreases in expensed materials and reagents and consulting costs, offset by increases in personnel and depreciation costs.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents the general and administrative expenses for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$707,837	$2,075,200	(66)%	$1,884,270	$3,488,781	(46)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2012, general and administrative expenses decreased $1,367,363, or 66%, as compared to the three months ended June 30, 2011. The decrease resulted primarily from decreases in personnel costs, mainly for salaries and discretionary bonuses paid to senior management, stock compensation costs, investor relations costs, professional fees and recruitment costs.

For the six months ended June 30, 2012, general and administrative expenses decreased $1,604,511, or 46%, as compared to the six months ended June 30, 2011. The decrease resulted primarily from decreases in personnel costs, mainly for salaries and discretionary bonuses paid to senior management, stock compensation costs, investor relations costs, professional fees and recruitment costs, offset by a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer.

We expect our general and administrative expenses to remain lower in 2012 due to reduced personnel, consultancy and other outside service costs.

Interest Income

The following table presents the interest income for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$1,277	$6,615	(81)%	$5,559	$7,360	(24)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2012, interest income decreased by $5,338, or 81%, as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, interest income decreased by $1,801, or 24%, as compared to the six months ended June 30, 2011. The decrease in both periods was mainly due to a decrease in the average cash invested in interest-bearing accounts, along with lower interest rates.

Interest Expense

The following table presents the interest expense for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$452,512	$2,710,344	(83)%	$815,567	$2,819,227	(71)%

For the three months ended June 30, 2012, interest expense decreased $2,257,832, or 83%, as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, interest expense decreased $2,003,660, or 71%, as compared to the six months ended June 30, 2011. The decrease in both periods was mostly due to the absence of a one-time non-cash interest expense of $2,255,074 related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in May 2011, and of interest charges related to the term loan of $2,000,000 obtained in December 2010 and repaid in May 2011, which included $222,275 in accelerated deferred financing costs plus $83,585 arising due to early repayment in the three and six months ended June 30, 2011 (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1). This decrease was offset by interest of 5% being payable on the CPNs for the whole of both periods in 2012, and the amortization of debt discount and loan origination fees on these CPNs. We expect that the 5% interest on the CPNs, along with the effective yield amortization of debt discount, which weights the interest charges towards the latter stages of their contractual term, will result in interest expense of approximately $2.1 million in 2012, with increased expense in 2013 and 2014.

Gain (loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$1,485,470	$(1,619,723)	N/A	$2,562,191	$(1,237,894)	N/A

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the three months ended June 30, 2012, was $1,485,470, compared to a loss of $1,619,723 for the three months ended June 30, 2011. The net gain from revaluation of derivative liabilities for the six months ended June 30, 2012, was $2,562,191, compared to a loss of $1,237,894 for the six months ended June 30, 2011. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.07 on June 30, 2012, compared to $0.15 on March 31, 2012, and $0.16 on December 31, 2011, and was $0.54 on June 30, 2011, compared to $1.00 on March 31, 2011, and $1.22 on December 31, 2010. However, in the three and six months ended June 30, 2011, there was a revaluation loss of $1,613,113 related to our CPNs, for which the valuation model was based on a feature which, at that time, adjusted the number of shares issuable to investors in the event the Company requested conversion of the CPNs in certain circumstances (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1) being available to note-holders, which acted rather like a full ratchet anti-dilution provision. Thus, as the stock price dropped, the number of shares increased to maintain the value of the conversion element. When the conversion element was initially valued on May 27, 2011, our stock price was $0.68, so there was no such protection for the first $0.11 drop in price, as the number of conversion shares could not exceed 26,798,236 (based on the $0.57 conversion price). When the conversion element was revalued on June 30, 2011, our stock price was $0.54, below the conversion price, so note-holders were fully protected against any potential drop in stock price, so despite the decline in stock price, the valuation of this derivative liability increased, creating a loss.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Income (Expense)

The following table presents the miscellaneous income (expense) for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$172,354	$30,145	472%	$22,808	$(17,250)	N/A

For the three months ended June 30, 2012, we recorded miscellaneous income of $172,354, compared to income of $30,145 for the three months ended June 30, 2011. For the six months ended June 30, 2012, we recorded miscellaneous income of $22,808, compared to an expense of $17,250 for the six months ended June 30, 2011. Miscellaneous income and expense is mainly the result of net foreign currency exchange gains and losses in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. In addition, we recorded a one-time gain of $58,575 in the three months and six months ended June 30, 2011, as the local currency exchange rate for the Series C CPS received from MTDC in March 2011 (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1) had been previously fixed; the cash related to this gain was not received until May 2011 and we deferred its recognition until the related cash was received.

Provision for income taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2012	2011	% Change	2012	2011	% Change

$12,812	$(17,416)	N/A	$26,887	$(17,416)	N/A

For the three and six months ended June 30, 2012, we recorded a charge for income taxes of $12,812 and $26,887, respectively, being an interim estimate of Malaysian taxes payable on interest income, mostly arising on its loan to WaferGen Bio-systems, Inc., plus U.S. state taxes. For the three and six months ended June 30, 2011, we recorded a credit for income taxes of $17,416, being an allocation of U.S. taxes to the cumulative translation adjustment recorded in other comprehensive income, offset by an interim estimate of Malaysian taxes payable on interest income, mostly arising on its loan to WaferGen Bio-systems, Inc. The Company has provided a full valuation allowance against its net deferred tax assets.

Headcount

Our consolidated headcount as of August 8, 2012, comprised 28 regular employees, 27 of whom were employed full-time, compared to 54 regular employees as of December 31, 2011, 52 of whom were employed full-time.

Liquidity and Capital Resources

From inception through June 30, 2012, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of June 30, 2012, the Company had $9,361,128 in unrestricted cash and cash equivalents, and working capital of $8,681,767.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the six months ended June 30, 2012 and 2011, in the amounts of $5,713,647 and $7,992,262, respectively. The cash used in operating activities in the six months ended June 30, 2012, was due to cash used to fund a net loss of $4,174,325, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on convertible promissory notes, inventory provision and amortization of debt discount totaling $1,045,950, and cash used by a change in working capital of $493,372. The cash used in operating activities in the six months ended June 30, 2011, was due to cash used to fund a net loss of $13,013,377, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, exchange gain on issuance of convertible preference shares of subsidiary, net losses on revaluation of derivative liabilities, excess debt discount expensed as interest, interest converted to principal on CPNs, allowance for doubtful accounts and amortization of debt discount totaling $4,475,064, and cash provided by a change in working capital of $546,051. The decrease in cash used in the six months ended June 30, 2012, compared to 2011, was driven primarily by the decrease in the net operating loss from $8,963,782 to $5,922,429, offset by the cash used in, and lack of cash provided by, the change in working capital and by a reduction in non-cash operating expenses, most notably stock compensation expense.

Net Cash Used in Investing Activities

The Company used $8,519 in the six months ended June 30, 2012, and $497,448 in the six months ended June 30, 2011, to acquire property and equipment.

Net Cash Provided by Financing Activities

There were no financing activities in the six months ended June 30, 2012.

Cash provided by financing activities in the six months ended June 30, 2011, was $30,901,360. The Company’s Malaysian subsidiary received $5,052,303, including an exchange gain and net of issuance costs, in exchange for the issuance of 3,233,734 Series C CPS, and the Company received $28,025,037, net of issuance costs, from issuance of Series A-1 preferred stock, CPNs and warrants and $9,200 from the exercise of stock options. This was offset by payments of $6,595 on capital lease obligations and $2,178,585 to extinguish all liabilities under a term loan.

Availability of Additional Funds

We believe funds available at June 30, 2012, along with our revenue, will fund our operations at least into the third quarter of 2013. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our new open platform SmartChip products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

While we believe we have sufficient cash to fund our operating, investing and financing activities in the near term, we expect that additional working capital will be needed to sustain our operations. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The conversion of our convertible promissory notes and CPS of our Malaysian subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WGBM, our Malaysian subsidiary, and WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $179,908 and $256,907, net of estimated forfeitures, for the six months ended June 30, 2012 and 2011, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the six months ended June 30, 2012 and 2011, was $0.08 and $0.38, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2012	2011

Risk-free interest rate	0.71% - 1.09%	1.50% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 98.80%	42.44% - 50.83%
Dividend yield	0%	0%

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

The fair value of the derivative liability for the conversion element of convertible promissory notes at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatility of 112.40%, a risk-free interest rate of 0.23%, a zero dividend rate and a contractual term of 2.41 years, and was estimated to be $401,921. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of

$0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability at June 30, 2011, when the convertible promissory notes contained a feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances (such feature was eliminated on September 30, 2011), included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22%, a zero dividend rate and a contractual term of 3.41 years, and was estimated to be $13,108,276. The fair value of this derivative liability when the notes were issued on May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.50 years, and was estimated to be $11,495,163.

The fair value of the derivative liability for warrants at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatilities of 96.38% to 118.21%, risk-free interest rates of 0.20% to 0.33%, a zero dividend rate and expected remaining terms of 0.89 to 1.99 years; the total fair value was estimated to be $329,414. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and expected remaining terms of 1.25 to 2.39 years; the total fair value was estimated to be $655,219. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatilities of 63.87% to 90.56%, risk-free interest rates of 0.35% to 0.80%, a zero dividend rate and expected remaining terms of 1.51 to 2.79 years; the total fair value was estimated to be $1,625,552. The fair value of this derivative liability at December 31, 2010, included assumptions of the fair value of common stock of $1.22, estimated volatilities of 67.61% to 86.53%, risk-free interest rates of 0.57% to 1.15%, a zero dividend rate and expected remaining terms of 1.91 to 3.18 years; the total fair value was estimated to be $2,240,962.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatility of 106.00%, a risk-free interest rate of 0.26%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.41 years, and was estimated to be $1,327,769. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.81 years, and was estimated to be $1,245,101. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 52.87%, a risk-free interest rate of 0.01%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, was estimated to be $118,476. The fair value of this derivative liability at December 31, 2010, included assumptions of the fair value of common stock of $1.22, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, and was estimated to be $194,088.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatilities of 105.96% to 114.25%, risk-free interest rate of 0.22% to 0.26%, a zero dividend rate and expected remaining terms of 1.05 to 1.41 years; the total fair value was estimated to be $1,346,035. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and expected remaining terms of 1.55 to 1.90 years; the total fair value was estimated to be $2,135,715. The fair value of this derivative liability at December 9, 2011, when terms were amended giving rise to the derivative liability, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 78.02% to 80.22%, risk-free interest rates of 0.27%, a zero dividend rate and expected remaining terms of 1.61 to 1.96 years; the total fair value was estimated to be $2,198,828.

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

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of June 30, 2012:

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

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1*†	Employment Separation Agreement, dated March 26, 2012, by and between Mona Chadha and WaferGen Bio-systems, Inc.

10.2*†	Employment Separation Agreement, dated March 26, 2012, by and between Donald Huffman and WaferGen Bio-systems, Inc.

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 10, 2012

By: /s/ IVAN TRIFUNOVICH
Ivan Trifunovich
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Employment Separation Agreement, dated March 26, 2012, by and between Mona Chadha and WaferGen Bio-systems, Inc.

10.2†	Employment Separation Agreement, dated March 26, 2012, by and between Donald Huffman and WaferGen Bio-systems, Inc.

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to the Condensed Consolidated Financial Statements.

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