Form 10-Q
period 2012-09-30
WaferGen Bio-systems, Inc.
filed 2012-11-09
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Registrant had 41,680,902 shares of common stock outstanding as of November 7, 2012.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,614,885	$15,117,172
Accounts receivable	43,929	29,382
Inventories, net	572,654	745,008
Prepaid expenses and other current assets	264,721	186,138

Total current assets	8,496,189	16,077,700

Property and equipment, net	1,070,238	1,714,090
Other assets	789,060	852,093

Total assets	$10,355,487	$18,643,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$300,366	$772,411
Accrued payroll and related costs	252,313	646,715
Other accrued expenses	789,340	682,284

Total current liabilities	1,342,019	2,101,410

Long-term debt, net of current portion	2,722,369	1,405,967
Derivative liabilities	3,790,348	5,967,330

Total liabilities	7,854,736	9,474,707

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity:
Series A, B and C convertible preference shares of subsidiary	6,117,134	6,117,134
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,937,500 shares issued and outstanding at September 30, 2012 and December 31, 2011	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,680,902 and 41,619,402 shares issued and outstanding at September 30, 2012 and December 31, 2011	41,681	41,619
Additional paid-in capital	49,789,937	49,504,516
Accumulated deficit	(63,537,140)	(56,395,235)
Accumulated other comprehensive income	250,570	62,573

Total stockholders’ equity	2,500,751	9,169,176

Total liabilities and stockholders’ equity	$10,355,487	$18,643,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$176,608	$89,088	$269,999	$485,025

Cost of revenue	144,327	492,246	245,322	647,137

Gross profit	32,281	(403,158)	24,677	(162,112)

Operating expenses:
Sales and marketing	160,006	913,948	572,837	2,550,107
Research and development	1,311,812	1,900,417	4,929,536	5,980,305
General and administrative	580,952	1,259,211	2,465,222	4,747,992

Total operating expenses	2,052,770	4,073,576	7,967,595	13,278,404

Operating loss	(2,020,489)	(4,476,734)	(7,942,918)	(13,440,516)

Other income and (expenses):
Interest income	672	6,843	6,231	14,203
Interest expense (including excess debt discount of $2,255,074 expensed as interest in the three and nine months ended September 30, 2011)	(564,009)	(240,143)	(1,379,576)	(3,059,370)
Gain (loss) on revaluation of derivative liabilities, net	(385,209)	8,624,976	2,176,982	7,387,082
Governmental subsidies	168,560	—	168,560	—
Liquidated damages for late S-1 registration	—	(532,161)	—	(532,161)
Miscellaneous income (expense)	(181,247)	214,843	(158,439)	197,593

Total other income and (expenses)	(961,233)	8,074,358	813,758	4,007,347

Net income (loss) before provision for income taxes	(2,981,722)	3,597,624	(7,129,160)	(9,433,169)

Provision for income taxes	(14,142)	16,703	12,745	(713)

Net income (loss)	(2,967,580)	3,580,921	(7,141,905)	(9,432,456)

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	—	(166,773)	—	(287,929)
Accretion on Series A-1 convertible preferred stock associated with beneficial conversion feature	—	—	—	(9,250,009)
Series A-1 preferred dividend	(201,612)	(191,866)	(597,401)	(266,119)

Net income (loss) attributable to common stockholders	$(3,169,192)	$3,222,282	$(7,739,306)	$(19,236,513)

Net income (loss) per share – basic	$(0.08)	$0.08	$(0.19)	$(0.46)

Net income (loss) per share – diluted	$(0.08)	$0.03	$(0.19)	$(0.46)

Shares used to compute net income (loss) per share – basic	41,665,022	41,549,594	41,656,827	41,378,428

Shares used to compute net income (loss) per share –diluted	41,665,022	113,656,017	41,656,827	41,378,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(2,967,580)	$3,580,921	$(7,141,905)	$(9,432,456)

Foreign currency translation adjustments	220,921	(305,553)	187,997	(264,143)

Total comprehensive income (loss)	$(2,746,659)	$3,275,368	$(6,953,908)	$(9,696,599)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(7,141,905)	$(9,432,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694,836	613,192
Stock-based compensation	285,483	690,263
Exchange gain on issuance of convertible preference shares of subsidiary	—	(58,575)
Gain on revaluation of derivative liabilities, net	(2,176,982)	(7,387,082)
Excess debt discount expensed as interest	—	2,255,074
Interest converted to principal on convertible promissory notes	597,484	266,119
Provision for excess and obsolete inventory	60,353	440,186
Allowance for doubtful accounts	—	20,000
Amortization of debt discount	718,918	43,837
Change in operating assets and liabilities:
Restricted cash	—	(265)
Accounts receivable	(14,607)	677,985
Inventories	111,953	(1,436,101)
Prepaid expenses and other assets	(15,019)	469,629
Accounts payable	(472,092)	22,170
Accrued payroll and related costs	(394,674)	72,829
Other accrued expenses	106,869	388,374

Net cash used in operating activities	(7,639,383)	(12,354,821)

Cash flows from investing activities:
Purchase of property and equipment	(41,262)	(663,862)

Net cash used in investing activities	(41,262)	(663,862)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(8,852)
Net proceeds from issuance of Series C convertible preference shares of subsidiary	—	5,052,303
Repayment of term loan	—	(2,178,585)
Net proceeds from issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants	—	28,025,037
Proceeds from issuance of common stock and warrants, net of offering costs	—	9,200
Payment of taxes for restricted stock forfeited	—	(37,805)

Net cash provided by financing activities	—	30,861,298

Effect of exchange rates on cash	178,358	(241,733)

Net increase (decrease) in cash and cash equivalents	(7,502,287)	17,600,882

Cash and cash equivalents at beginning of the period	15,117,172	2,209,941

Cash and cash equivalents at end of the period	$7,614,885	$19,810,823

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

Basis of Consolidation – The condensed consolidated financial statements include the financial statements of WaferGen Bio-systems, Inc. and its subsidiaries. All significant transactions and balances between WaferGen Bio-systems, Inc. and its subsidiaries have been eliminated in consolidation.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Governmental Subsidies – Subsidies received from governments in the form of grants are recorded within other income and expenses in the statement of operations. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred.

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

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011

Raw materials	$120,407	$167,765

Work in process	182,220	191,450

Finished goods	270,027	385,793

Inventories, net	$572,654	$745,008

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

On September 30, 2011, the Company and the note holders modified the convertible promissory notes to eliminate the feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of this derivative liability at September 30, 2011, with the feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances still in effect, included assumptions of the fair value of common stock of $0.30, estimated volatility ranging from 71.79% to 81.20%, a risk-free interest rate ranging from 0.06% to 0.22%, a zero dividend rate and a contractual term of 3.16 years, and was estimated to be $5,583,011. The net decrease in the fair value of this derivative liability of $5,912,152 during the period from May 27, 2011, to September 30, 2011, was recorded as a revaluation gain (see Note 9). The fair value of this derivative liability at September 30, 2011, without the feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances, included assumptions of the fair value of common stock of $0.30, estimated volatility ranging of 71.79%, a risk-free interest rate of 0.22%, a zero dividend rate and a contractual term of 3.16 years, and was estimated to be $5,009,088. The reduction in the fair value of the derivative liability arising from the modification in the terms of the convertible promissory notes of $573,923 was recognized as an increase in Stockholders’ Equity (see Note 9).

The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability at September 30, 2012, included assumptions of the fair value of common stock of $0.08, estimated volatility of 126.57%, a risk-free interest rate of 0.16%, a zero dividend rate and a contractual term of 2.16 years, and was estimated to be $458,310. The net decrease in the fair value of this derivative liability of $1,472,985 during the nine months ended September 30, 2012, was recorded as a revaluation gain (see Note 9).

The balance of the convertible promissory notes comprises the following at September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,057,867	460,383
Stated value	16,332,867	15,735,383
Debt discount – conversion element, net of accumulated amortization of $831,999 and $113,081 respectively	13,610,498	14,329,416

Notes payable, net of debt discount	$2,722,369	$1,405,967

The Company leased equipment under a capital lease on which the final installment was paid in August 2011 and has no future obligations under capital leases as of September 30, 2012.

NOTE 5.  Convertible Preference Shares of Subsidiary

In 2008, the Company’s Malaysian subsidiary, WGBM, issued Series A convertible preference shares (“CPS”) to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription and Shareholders’ Agreement dated May 8, 2008, at the U.S. dollar equivalent of $2.25 per share. In 2009 and 2010, WGBM issued Series B CPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”) and Prima Mahawangsa Sdn. Bhd. (“PMSB”), both venture capital and development firms in Malaysia, in a private placement under a Share Subscription Agreement dated April 3, 2009, (“Series B SSA”) at the U.S. dollar equivalent of $2.25 per share. In 2009, WGBM issued Series B CPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription Agreement dated July 1, 2009, at the U.S. dollar equivalent of $2.25 per share.

In 2010, both EEV and KMP exercised their option (see Paragraph (b) below) to sell to the Company their holdings of 222,222 and 188,057 Series B CPS, respectively, in exchange for shares of the Company’s common stock.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

These transactions, along with the issuance of Series C CPS in 2011 (see below), are summarized as follows:

Class	Number	Initial	Issuance	Gross	Issuance	Exchange	Net Cash	Date if	CPS
of CPS	of CPS	Investor	Date	Proceeds	(Costs)	Gain (loss)	Proceeds	Exchanged	Outstanding

Series A	444,444	MTDC	07/18/2008	$1,000,000	$(30,000)	$—	$970,000	—	444,444
Series A	444,444	MTDC	11/27/2008	1,000,000	(30,000)	—	970,000	—	444,444
Series B	111,111	EEV	06/08/2009	250,000	(19,393)	(18,029)	212,578	08/17/2010	—
Series B	111,111	EEV	03/09/2010	250,000	(8,929)	(3,005)	238,066	08/17/2010	—
Series B	222,222	PMSB	09/23/2009	500,000	(7,500)	—	492,500	—	222,222
Series B	222,222	PMSB	05/13/2010	500,000	(5,000)	—	495,000	—	222,222
Series B	188,057	KMP	09/18/2009	423,128	(11,319)	—	411,809	09/29/2010	—

Subtotal	1,743,611			3,923,128	(112,141)	(21,034)	3,789,953		1,333,332

Series C	3,233,734	MTDC	03/10/2011	5,000,000	(6,272)	58,575	5,052,303	—	3,233,734

	4,977,345			$8,923,128	$(118,413)	$37,541	$8,842,256		4,567,066

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

Since the Conversion Option affords holders of Series B CPS the right to receive a variable number of shares of the Company’s common stock, this feature is not indexed to the Company’s equity and is therefore accounted for as a derivative liability, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, using key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Fair values at September 30, 2012 and 2011, were estimated to be $1,334,545 and $82,861, respectively, using a closing stock price of $0.08 and $0.30, respectively, and based on the following assumptions:

	September 30, 2012	September 30, 2011

Risk-free interest rate	0.18%	0.02%
Expected remaining term	1.21 Years	0.20 Years
Expected volatility	119.55%	82.23%
Dividend yield	0%	0%

The net increase in the fair value of this derivative liability of $89,444 during the nine months ended September 30, 2012, was recorded as a revaluation loss, and the net decrease in the fair value of this derivative liability of $111,227 during the nine months ended September 30, 2011, was recorded as a revaluation gain (see Note 9). On December 31, 2011, the Series B CPS Redemption Option lapsed. The Series B CPS recorded in temporary equity was transferred to permanent equity and the value of the derivative liability for the conversion element, now the only substantive right available to PMSB, increased significantly as a result.

Based on the average closing price of the Company’s common stock of $0.072 in the 10-day trading period immediately prior to September 30, 2012, PMSB could have converted their Series B CPS into 16,339,869 shares of such stock had they exercised the Conversion Option on that date.

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

On September 30, 2012, the Company revalued the derivative liability for Series A CPS utilizing a Monte Carlo Simulation and assumptions of the fair value of common stock of $0.08, estimated volatilities of 120.84% to 125.60%, risk-free interest rates of 0.16% to 0.18%, a zero dividend rate and expected remaining terms of 0.80 to 1.16 years; the total fair value was estimated to be $1,563,664. The net decrease in the fair value of this derivative liability of $572,051 during the nine months ended September 30, 2012, was recorded as a revaluation gain (see Note 9).

On September 30, 2012, the cash value of the Redemption Option was $2,620,201. Since 85% of the average closing price of the Company’s common stock of $0.072 in the 10-day trading period immediately prior to September 30, 2012, was less than the ASP floor of $0.10, the Company could have settled this liability by issuing 26,202,010 shares of its common stock if MTDC had exercised the Conversion Option on that date.

On March 10, 2011, WGBM issued 3,233,734 Series C CPS to MTDC in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share (see Note 8). MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. MTDC may appoint one of the seven directors of the subsidiary (in addition to the director they may appoint as the holder of Series A CPS), and an additional independent director may be jointly appointed by MTDC and the Company. Each Series C CPS issued at the initial closing can convert into one share of the Company on April 3, 2014 (this was

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

extended from December 20, 2011, by the MTDCLA), and each Series C CPS issued at the subsequent closing will convert into one share of the Company on the anniversary of that closing, but the Series C may convert at any earlier date following each closing at MTDC’s option.

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at September 30, 2012, and December 31, 2011.

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

As of September 30, 2012, $1,055,609 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $201,612 and $597,401 relate to the three and nine months ended September 30, 2012, respectively.

NOTE 7.  Stock Awards

The Company has awards outstanding under three plans - the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). Under the 2003 Plan and 2007 Plan, incentive stock options, nonqualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

The Company presently issues awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although no more than 50% of the authorized shares may be granted pursuant to awards of restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

The Company has issued both options and restricted stock (including restricted stock units) under the Plans. Restricted stock grants afford the recipient the opportunity to receive shares of common stock, subject to certain terms, whereas options give them the right to purchase common stock at a set price. Both the Company’s options and restricted stock issued to employees generally have vesting restrictions that are eliminated over a four-year period, although vesting may be over a shorter period, or may occur on the grant date, depending on the terms of each individual award.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2012, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2012	10,305,071	4,306,900	$1.3978	5,000	$1.2500
Granted	(9,385,500)	9,324,000	$0.1188	61,500	$0.1385
Vested	—	—	$—	(51,500)	$0.2460
Forfeited	1,471,073	(1,471,073)	$0.5925	—	$—
Canceled	937,342	(1,135,329)	$1.3123	—	$—

Balance at September 30, 2012	3,327,986	11,024,498	$0.4323	15,000	$0.1400

No options were exercised during the nine months ended September 30, 2012. The Company received $104,566 for the 324,740 options exercised during the nine months ended September 30, 2011, which had an intrinsic value of $203,399.

The aggregate intrinsic value of options outstanding at September 30, 2012, was $7,757, all related to options exercisable, based on our common stock closing price of $0.08. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2012 and 2011, was $0.08 and $0.29, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2012	2011

Risk-free interest rate	0.71% - 1.14%	0.79% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 98.80%	42.44% - 66.83%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $99,024 and $140,620 for the three months ended September 30, 2012 and 2011, respectively, and $285,483 and $690,263 for the nine months ended September 30, 2012 and 2011, respectively. These sums include $120 and $3,740 expensed in the three months ended September 30, 2012 and 2011, respectively, and $120 and $130,230 in the nine months ended September 30, 2012 and 2011, for restricted stock awards to consultants.

At September 30, 2012, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $583,371. This cost is expected to be recognized over an estimated weighted average amortization period of 2.36 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

During the nine months ended September 30, 2012 and 2011, a decrease in the fair value of the warrant derivative liability of $221,390 and $1,363,703, respectively, was recorded as a revaluation gain (see Note 9).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Fair values at September 30, 2012 and 2011, were estimated to be $433,829 (with the fair value per warrant share ranging from $0.001 to $0.072) and $561,456 (with the fair value per warrant share ranging from $0.03 to $0.09), respectively, using a closing stock price of $0.08 and $0.30, respectively, and based on the following assumptions:

	September 30, 2012	September 30, 2011

Risk-free interest rate	0.15% - 0.22%	0.19% - 0.39%
Expected remaining term	0.64 - 1.79 Years	1.50 -2.59 Years
Expected volatility	106.78% - 122.48%	72.46% - 78.69%
Dividend yield	0%	0%

In connection with the fundraising on May 27, 2011, members of management, with warrants to purchase a total of 1,051,074 shares with an estimated fair value of $315,803 following anti-dilution adjustments as of that date, waived their right to any future anti-dilution adjustments, so this estimated fair value was transferred to stockholders’ equity.

A summary of outstanding common stock warrants as of September 30, 2012, is as follows:

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

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2012, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 769,231 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2012, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 101,686 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of weighted-average anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of September 30, 2012, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,265,071 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 180,157 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial Assets:
Cash and cash equivalents	$7,614,885	$—	$—	$7,614,885

Total assets	$7,614,885	$—	$—	$7,614,885

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$433,829	$433,829

Conversion element of promissory notes	—	—	458,310	458,310

Conversion element of Series B CPS	—	—	1,334,545	1,334,545

Series A CPS derivative liabilities	—	—	1,563,664	1,563,664

Total liabilities	$—	$—	$3,790,348	$3,790,348

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial Assets:
Cash and cash equivalents	$15,117,172	$—	$—	$15,117,172

Total assets	$15,117,172	$—	$—	$15,117,172

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$655,219	$655,219

Conversion element of promissory notes	—	—	1,931,295	1,931,295

Conversion element of Series B CPS	—	—	1,245,101	1,245,101

Series A CPS derivative liabilities	—	—	2,135,715	2,135,715

Total liabilities	$—	$—	$5,967,330	$5,967,330

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	(221,390)	(1,472,985)	89,444	(572,051)	(2,176,982)
Settlements	—	—	—	—	—
Balance at September 30, 2012	$433,829	$458,310	$1,334,545	$1,563,664	$3,790,348

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2012	$221,390	$1,472,985	$(89,444)	$572,051	$2,176,982

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$—	$2,435,050
Issuances	—	11,495,163	—	—	11,495,163
Revaluation (gains) losses included in other income and (expenses)	(1,363,703)	(5,912,152)	(111,227)	—	(7,387,082)
Settlements	(315,803)	(573,923)	—	—	(889,726)
Balance at September 30, 2011	$561,456	$5,009,088	$82,861	$—	$5,653,405

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2011	$1,417,928	$5,912,152	$111,227	$—	$7,441,307

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

NOTE 10.  Cash Flow Information

Cash paid during the nine months ended September 30, 2012 and 2011, is as follows (interest paid in the nine months ended September 30, 2011, excludes $178,585 which was paid to Oxford relating to termination of the term loan and was expensed as interest):

	Nine Months Ended September 30,
	2012	2011

Interest paid	$—	$127,062

Income taxes paid	$32,614	$—

Income taxes (received)	$(25,539)	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011, is as follows:

	Nine Months Ended September 30,
	2012	2011

Warrant derivative liabilities transferred to equity on waiver of future anti-dilution rights	$—	$315,803

Conversion element of convertible promissory notes transferred to equity on modification of terms (see Note 4)	$—	$573,923

Conversion element bifurcated on issuance of convertible promissory notes	$—	$11,495,163

Interest converted to principal on convertible promissory notes	$597,484	$266,119

Beneficial conversion feature related to Series A-1 convertible preferred stock	$—	$9,250,009

Inventory transferred to property and equipment	$—	$693,942

Accretion on Series A and B CPS of subsidiary associated with premium	$—	$287,929

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

At September 30, 2012, four customers accounted for 33%, 23%, 20% and 11%, respectively, of accounts receivable. At December 31, 2011, three different customers accounted for 38%, 33% and 10%, respectively, of accounts receivable.

Customers accounting for more than 10% of total revenues during the three and nine months ended September 30, 2012 and 2011, are tabulated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Customer A	65%	—	49%	—
Customer B	—	—	10%	—
Customer C	—	61%	—	56%
Customer D	—	12%	—	11%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) used for net income per share – basic calculation	$(3,169,192)	$3,222,282	$(7,739,306)	$(19,236,513)

Deemed dividend applicable to Series A-1 preferred stock	—	191,866	—	—

Interest charges applicable to convertible promissory notes	—	240,120	—	—

Accretion on Series A and B CPS of subsidiary	—	166,773	—	—

Net income (loss) used for net income per share – diluted calculation	(3,169,192)	3,821,041	(7,739,306)	(19,236,513)

Shares used to compute net income (loss) per share - basic	41,665,022	41,549,594	41,656,827	41,378,428

Common share equivalents from exercise of options	—	168,812	—	—

Shares issuable upon vesting of restricted stock	—	23,845	—	—

Shares issuable upon conversion of Series A CPS	—	8,346,240	—	—

Shares issuable upon conversion of Series B CPS	—	3,885,371	—	—

Shares issuable upon conversion of Series C CPS	—	3,233,734	—	—

Shares issuable upon conversion of Series A-1 preferred stock	—	29,516,257	—	—

Shares issuable upon conversion of convertible promissory notes	—	26,932,164	—	—

Shares used to compute net income (loss) per share - diluted	41,665,022	113,656,017	41,656,827	41,378,428

Net income (loss) per share – basic	$(0.08)	$0.08	$(0.19)	$(0.46)

Net income (loss) per share – diluted	$(0.08)	$0.03	$(0.19)	$(0.46)

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes in the three months ended September 30, 2012, or in the nine months ended September 30, 2012 and 2011, as the effect would be anti-dilutive due to the net loss.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options and warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2012, and the nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Common share equivalents issuable upon exercise of common stock options	96,937	—	347,916	252,935

Common share equivalents issuable upon exercise of common stock warrants	—	—	—	3,937,680

Shares issuable upon vesting of restricted stock	15,163	—	22,400	72,271

Shares issuable upon conversion of Series A CPS	27,268,566	—	27,268,566	8,346,240

Shares issuable upon conversion of Series B CPS	16,339,869	—	16,339,869	3,885,371

Shares issuable upon conversion of Series C CPS	3,233,734	—	3,233,734	2,428,262

Shares issuable upon conversion of Series A-1 convertible preferred stock	31,194,825	—	30,823,380	13,712,896

Shares issuable upon conversion of convertible promissory notes	28,481,129	—	28,132,242	12,512,189

Total common share equivalents excluded from denominator for diluted earnings per share computation	106,630,223	—	106,168,107	45,147,844

In the three months ended September 30, 2011, options to purchase 4,182,302 shares of common stock and warrants and similar instruments to purchase 73,090,180 shares of common stock were excluded from the computation of diluted earnings per share attributable to common stockholders as the effect would have been antidilutive.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On October 30, 2012, the Company filed a notice of demurrer to Coalesce’s complaint seeking to dismiss the complaint in its entirety. The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position and results of operations. Related legal costs are being expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2012, and June 30, 2012 (the “First and Second Quarter Forms 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements may include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2012, our accumulated deficit was $63,537,140. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing scale-up effort required to commercialize our products and services. We expect to continue to incur substantial costs for research and development activities for at least the next year as we enhance our efforts to support our strategy of engaging key opinion leaders in the life science research market to address its rapidly changing needs with our new open format SmartChip products and services.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$176,608	$89,088	$269,999	$485,025

Cost of revenue	144,327	492,246	245,322	647,137

Gross profit	32,281	(403,158)	24,677	(162,112)

Operating expenses:
Sales and marketing	160,006	913,948	572,837	2,550,107
Research and development	1,311,812	1,900,417	4,929,536	5,980,305
General and administrative	580,952	1,259,211	2,465,222	4,747,992

Total operating expenses	2,052,770	4,073,576	7,967,595	13,278,404

Operating loss	(2,020,489)	(4,476,734)	(7,942,918)	(13,440,516)

Other income and (expenses):
Interest income	672	6,843	6,231	14,203
Interest expense	(564,009)	(240,143)	(1,379,576)	(3,059,370)
Gain (loss) on revaluation of derivative liabilities, net	(385,209)	8,624,976	2,176,982	7,387,082
Governmental subsidies	168,560	—	168,560	—
Liquidated damages for late S-1 registration	—	(532,161)	—	(532,161)
Miscellaneous income (expense)	(181,247)	214,843	(158,439)	197,593

Total other income and (expenses)	(961,233)	8,074,358	813,758	4,007,347

Net income (loss) before provision for income taxes	(2,981,722)	3,597,624	(7,129,160)	(9,433,169)

Provision for income taxes	(14,142)	16,703	12,745	(713)

Net income (loss)	$(2,967,580)	$3,580,921	$(7,141,905)	$(9,432,456)

Revenue

The following table presents our revenue for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$176,608	$89,088	98%	$269,999	$485,025	(44)%

For the three months ended September 30, 2012, revenue increased by $87,520, or 98%, as compared to the three months ended September 30, 2011. The increase is primarily due to the sale of an open platform Real-Time PCR System, offset by a reduction in sales of Real-Time PCR Chip panels.

For the nine months ended September 30, 2012, revenue decreased by $215,026, or 44%, as compared to the nine months ended September 30, 2011. The decrease is primarily due to a lower sales volume of our Real-Time PCR Chip panels and other services and the reduction in sales price of the SmartChip Real-Time PCR System in 2012 compared to 2011. Future revenue will depend on market acceptance of our new open format SmartChip products which were launched on July 10, 2012.

Cost of Revenue

The following table presents our cost of revenue for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$144,327	$492,246	(71)%	$245,322	$647,137	(62)%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2012, cost of revenue decreased by $347,919, or 71%, as compared to the three months ended September 30, 2011. The decrease related primarily to the absence of added provisions for excess inventory, offset by the increase in revenue.

For the nine months ended September 30, 2012, cost of revenue decreased by $401,815, or 62%, as compared to the nine months ended September 30, 2011. The decrease related primarily to a reduction in added provisions for excess inventory and the decline in revenue.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$160,006	$913,948	(82)%	$572,837	$2,550,107	(78)%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2012, sales and marketing expenses decreased by $753,942, or 82%, as compared to the three months ended September 30, 2011. The decrease resulted primarily from decreases in personnel costs due to a reduction in headcount and the scaling back of selling and marketing activities.

For the nine months ended September 30, 2012, sales and marketing expenses decreased by $1,977,270, or 78%, as compared to the nine months ended September 30, 2011. The decrease resulted primarily from decreases in personnel costs due to a reduction in headcount, recruitment costs and the scaling back of selling and marketing activities.

We expect selling expenses will remain at their present levels in the near future as we establish the commercial viability of our high-throughput open format SmartChip products and services through cooperation with key opinion leaders, and subsequently to rise as the number of sales personnel, and their commissions, increase.

Research and Development

The following table presents our research and development expense for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$1,311,812	$1,900,417	(31)%	$4,929,536	$5,980,305	(18)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2012, research and development expenses decreased by $588,605, or 31%, as compared to the three months ended September 30, 2011. The decrease resulted primarily from decreases in employee and consulting costs due to a reduction in headcount and a reduction in the consumption of expensed materials and reagents.

For the nine months ended September 30, 2012, research and development expenses decreased $1,050,769, or 18%, as compared to the nine months ended September 30, 2011. The decrease resulted primarily from decreases in expenditure on consumable materials and reagents and lower consulting costs.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$580,952	$1,259,211	(54)%	$2,465,222	$4,747,992	(48)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2012, general and administrative expenses decreased $678,259, or 54%, as compared to the three months ended September 30, 2011. The decrease resulted primarily from decreases in personnel costs, mainly for salaries, and legal, accounting and other professional fees, offset by the absence of a reversal of accrued performance bonuses.

For the nine months ended September 30, 2012, general and administrative expenses decreased $2,282,770, or 48%, as compared to the nine months ended September 30, 2011. The decrease resulted primarily from decreases in personnel costs, mainly for salaries and discretionary bonuses paid to senior management, stock compensation costs, investor relations costs, recruitment costs and legal, accounting and other professional fees, offset by a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer.

We expect our general and administrative expenses to remain lower in 2012 due to reduced personnel, consultancy and other outside service costs.

Interest Income

The following table presents our interest income for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$672	$6,843	(90)%	$6,231	$14,203	(56)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2012, interest income decreased by $6,171, or 90%, as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, interest income decreased by $7,972, or 56%, as compared to the nine months ended September 30, 2011. The decrease in both periods was mainly due to a decrease in the average cash invested in interest-bearing accounts, along with lower interest rates.

Interest Expense

The following table presents our interest expense for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$564,009	$240,143	135%	$1,379,576	$3,059,370	(55)%

For the three months ended September 30, 2012, interest expense increased $323,866, or 135%, as compared to the three months ended September 30, 2011. The increase resulted primarily from the effective yield amortization of the debt discount and loan origination fees on convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in May 2011, which weights the interest charges towards the latter stages of their contractual term.

For the nine months ended September 30, 2012, interest expense decreased $1,679,794, or 55%, as compared to the nine months ended September 30, 2011. The decrease was mostly due to the absence of a one-time non-cash interest expense of $2,255,074 related to the CPNs issued in May 2011, and of interest charges related to the term loan of $2,000,000 obtained in December 2010 and repaid in May 2011, which included $222,275 in accelerated deferred financing costs plus $83,585 arising due to early repayment in the nine months ended September 30, 2011 (see Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1). This decrease was offset by interest of 5% being payable on the CPNs for the whole period in 2012, and the amortization of debt discount and loan origination fees on these CPNs. We expect that the 5% interest on the CPNs, along with the effective yield amortization of debt discount, which weights the interest charges towards the latter stages of their contractual term, will result in interest expense of approximately $2.1 million in 2012, with increased expense in 2013 and 2014.

Gain (Loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of our derivative liabilities, net for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$(385,209)	$8,624,976	N/A	$2,176,982	$7,387,082	(71)%

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B convertible preference shares (“CPS”) of our Malaysian subsidiary, and under the conversion element of our CPNs.

The net loss from revaluation of derivative liabilities for the three months ended September 30, 2012, was $385,209, compared to a net gain of $8,624,976 for the three months ended September 30, 2011. The net gain from revaluation of derivative liabilities for the nine months ended September 30, 2012, was $2,176,982, compared to $7,387,082 for the nine months ended September 30, 2011. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.08 on September 30, 2012, compared to $0.07 on June 30, 2012, and $0.16 on December 31, 2011, and was $0.30 on September 30, 2011, compared to $0.54 on June 30, 2011, and $1.22 on December 31, 2010. Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Governmental subsidies

The following table presents the governmental subsidies we recognized in the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$168,560	$—	N/A	$168,560	$—	N/A

Governmental subsidies presently represent contributions towards our European activities paid by the Luxembourg government under a new business incentive agreement signed in September 2012 whereby they contribute 50% of eligible expenditures incurred.

Liquidated Damages for Late S-1 Registration

The following table presents the liquidated damages we incurred for the three and nine months ended September 30, 2012 and 2011, respectively, due to the late registration of certain shares issuable in connection with the May 2011 Private Placement:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$—	$532,161	N/A	$—	$532,161	N/A

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

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$(181,247)	$214,843	N/A	$(158,439)	$197,593	N/A

For the three months ended September 30, 2012, we recorded miscellaneous expense of $181,247, compared to income of $214,843 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recorded miscellaneous expense of $158,439, compared to income of $197,593 for the nine months ended September 30, 2011. Miscellaneous income and expense is mainly the result of net foreign currency exchange gains and losses in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. In addition, we recorded a one-time gain of $58,575 in the nine months ended September 30, 2011, as the local currency exchange rate for the Series C CPS received from MTDC in March 2011 (see Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1) had been previously fixed.

Provision for income taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011	% Change	2012	2011	% Change

$(14,142)	$16,703	N/A	$12,745	$(713)	N/A

For the three and nine months ended September 30, 2012, we recorded a credit of $14,142 and a charge of $12,745, respectively, for income taxes, being an interim estimate of Malaysian taxes payable on interest income, mostly arising on WGBM’s loan to WaferGen Bio-systems, Inc., reduced by an overprovision for such taxes in 2011, plus U.S. state taxes. For the three and nine months ended September 30, 2011, we recorded a charge of $16,703 and credit of $713, respectively, for income taxes, being a charge for an interim estimate of Malaysian taxes payable on interest income, mostly arising on WGBM’s loan to WaferGen Bio-systems, Inc., offset by an allocation of U.S. taxes to the cumulative translation adjustment recorded in other comprehensive income. The Company has provided a full valuation allowance against its net deferred tax assets.

Headcount

Our consolidated headcount as of November 7, 2012, comprised 31 regular employees, 30 of whom were employed full-time, compared to 54 regular employees as of December 31, 2011, 52 of whom were employed full-time.

Liquidity and Capital Resources

From inception through September 30, 2012, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, CPNs and warrants in the May 2011 Private Placement. As of September 30, 2012, the Company had $7,614,885 in unrestricted cash and cash equivalents, and working capital of $7,154,170.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2012 and 2011, in the amounts of $7,639,383 and $12,354,821, respectively. The cash used in operating activities in the nine months ended September 30, 2012, was due to cash used to fund a net loss of $7,141,905, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $180,092, and cash used by a change in working capital of $677,570. The cash used in operating activities in the nine months ended September 30, 2011, was due to cash used to fund a net loss of $9,432,456, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, exchange gain on issuance of CPS of subsidiary, net gains on revaluation of derivative liabilities, excess debt discount expensed as interest, interest converted to principal on CPNs, allowance for doubtful accounts, inventory provision and amortization of debt discount totaling $3,116,986, and cash provided by a change in working capital of $194,621. The decrease in cash used in the nine months ended September 30, 2012, compared to 2011, was driven primarily by the decrease in the net operating loss from $13,440,516 to $7,942,918, offset by the cash used in, and lack of cash provided by, the change in working capital and by a reduction in non-cash operating expenses, most notably stock compensation expense.

Net Cash Used in Investing Activities

The Company used $41,262 in the nine months ended September 30, 2012, and $663,862 in the nine months ended September 30, 2011, to acquire property and equipment.

Net Cash Provided by Financing Activities

There were no financing activities in the nine months ended September 30, 2012.

Cash provided by financing activities in the nine months ended September 30, 2011, was $30,861,298. The Company’s Malaysian subsidiary received $5,052,303, including an exchange gain and net of issuance costs, in exchange for the issuance of 3,233,734 Series C CPS, and the Company received $28,025,037, net of issuance costs, from issuance of Series A-1 preferred stock, CPNs and warrants and $9,200 from the exercise of stock options. This was offset by payments of $8,852 on capital lease obligations, $37,805 in income taxes for restricted stock forfeited and $2,178,585 to extinguish all liabilities under a term loan.

Availability of Additional Funds

We believe funds available at September 30, 2012, along with our revenue, will fund our operations at least into the third quarter of 2013. We expect we will need to raise further capital, through the entry into a debt facility, the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high-throughput open platform SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities in the near term, we expect that additional capital will be needed to sustain our operations in the medium term and, in the longer term, to repay our outstanding CPNs which, with accrued interest, could amount to approximately $18.2 million on November 27, 2014, their maturity date. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our CPNs and CPS of our Malaysian subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WGBM, our Malaysian subsidiary, and WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance

We believe substantial uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $24,700,000 at December 31, 2011. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $277,761 and $362,354, net of estimated forfeitures, for the nine months ended September 30, 2012 and 2011, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the nine months ended September 30, 2012 and 2011, was $0.08 and $0.29, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2012	2011

Risk-free interest rate	0.71% - 1.14%	0.79% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 98.80%	42.44% - 66.83%
Dividend yield	0%	0%

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

The fair value of the derivative liability for the conversion element of CPNs at September 30, 2012, included assumptions of the fair value of common stock of $0.08, estimated volatility of 126.57%, a risk-free interest rate of 0.16%, a zero dividend rate and a contractual term of 2.16 years, and was estimated to be $458,310. The fair value of this derivative liability at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatility of 112.40%, a risk-free interest rate of 0.23%, a zero dividend rate and a contractual term of 2.41 years, and was estimated to be $401,921. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years, and was estimated to be $1,931,295. The fair value of this derivative liability at September 30, 2011, included assumptions of the fair value of common stock of $0.30, estimated volatility of 71.79%, a risk-free interest rate of 0.22%, a zero dividend rate and a contractual term of 3.16 years, and was estimated to be $5,009,088. The fair value of this derivative liability at June 30, 2011, when the CPNs contained a feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the CPNs in certain circumstances (such feature was eliminated on September 30, 2011), included assumptions of the fair value of common stock of $0.54, estimated volatility of 62.00%, a risk-free interest rate of 0.22%, a zero dividend rate and a contractual term of 3.41 years, and was estimated to be $13,108,276. The fair value of this derivative liability when the notes were issued on May 27, 2011, included assumptions of the fair value of common stock of $0.68, estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.50 years, and was estimated to be $11,495,163.

The fair value of the derivative liability for warrants at September 30, 2012, included assumptions of the fair value of common stock of $0.08, estimated volatilities of 106.78% to 122.48%, risk-free interest rates of 0.15% to 0.22%, a zero dividend rate and expected remaining terms of 0.64 to 1.79 years; the total fair value was estimated to be $433,829. The fair value of this derivative liability at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatilities of 96.38% to 118.21%, risk-free interest rates of 0.20% to 0.33%, a zero dividend rate and expected remaining terms of 0.89 to 1.99 years; the total fair value was estimated to be $329,414. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and expected remaining terms of 1.25 to 2.39 years; the total fair value was estimated to be $655,219. The fair value of this derivative liability at September 30, 2011, included assumptions of the fair value of common stock of $0.30, estimated volatilities of 72.46% to 78.69%, risk-free interest rates of 0.19% to 0.39%, a zero dividend rate and expected remaining terms of 1.50 to 2.59 years; the total fair value was estimated to be $561,456. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatilities of 63.87% to 90.56%, risk-free interest rates of 0.35% to 0.80%, a zero dividend rate and expected remaining terms of 1.51 to 2.79 years; the total fair value was estimated to be $1,625,552. The fair value of this derivative liability at December 31, 2010, included assumptions of the fair value of common stock of $1.22, estimated volatilities of 67.61% to 86.53%, risk-free interest rates of 0.57% to 1.15%, a zero dividend rate and expected remaining terms of 1.91 to 3.18 years; the total fair value was estimated to be $2,240,962.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at September 30, 2012, included assumptions of the fair value of common stock of $0.08, estimated volatility of 119.55%, a risk-free interest rate of 0.18%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.21 years, and was estimated to be $1,334,545. The fair value of this derivative liability at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatility of 106.00%, a risk-free interest rate of 0.26%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.41 years, and was estimated to be $1,327,769. The fair value of this derivative liability at

December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an expected remaining term (following lapse of the redemption option) of 1.81 years, and was estimated to be $1,245,101. The fair value of this derivative liability at September 30, 2011, included assumptions of the fair value of common stock of $0.30, estimated volatility of 82.23%, a risk-free interest rate of 0.02%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of 0.2 years, was estimated to be $82,861. The fair value of this derivative liability at June 30, 2011, included assumptions of the fair value of common stock of $0.54, estimated volatility of 52.87%, a risk-free interest rate of 0.01%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, was estimated to be $118,476. The fair value of this derivative liability at December 31, 2010, included assumptions of the fair value of common stock of $1.22, estimated volatility of 55.40%, a risk-free interest rate of 0.07%, a zero dividend rate and an expected remaining term (prior to lapse of the redemption option) of one day, and was estimated to be $194,088.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at September 30, 2012, included assumptions of the fair value of common stock of $0.08, estimated volatilities of 120.84% to 125.60%, risk-free interest rate of 0.16% to 0.18%, a zero dividend rate and expected remaining terms of 0.80 to 1.16 years; the total fair value was estimated to be $1,563,664. The fair value of this derivative liability at June 30, 2012, included assumptions of the fair value of common stock of $0.07, estimated volatilities of 105.96% to 114.25%, risk-free interest rate of 0.22% to 0.26%, a zero dividend rate and expected remaining terms of 1.05 to 1.41 years; the total fair value was estimated to be $1,346,035. The fair value of this derivative liability at December 31, 2011, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and expected remaining terms of 1.55 to 1.90 years; the total fair value was estimated to be $2,135,715. The fair value of this derivative liability at December 9, 2011, when terms were amended giving rise to the derivative liability, included assumptions of the fair value of common stock of $0.16, estimated volatilities of 78.02% to 80.22%, risk-free interest rates of 0.27%, a zero dividend rate and expected remaining terms of 1.61 to 1.96 years; the total fair value was estimated to be $2,198,828.

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the instrument. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the instrument is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, and historical experience. For our CPNs, we consider a blend of expected remaining terms prior to partial conversion into the Company’s Series A-2 Convertible Preferred Stock, giving consideration to the likelihood of conversion under various scenarios, and a further blend of expected remaining terms prior to partial conversion into common stock, all based on management’s projections of when such conversions would occur within the contractual term. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of a new accounting standard in the first quarter of 2012, which did not have a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective.

We identified the following material weakness in our internal controls over financial reporting as of September 30, 2012:

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

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued us for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On October 30, 2012, we filed a notice of demurrer to Coalesce’s complaint seeking to dismiss the complaint in its entirety. We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1*	Amendment dated as of June 26, 2012, to Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Condensed Consolidated Financial Statements.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 9, 2012

By: /s/ IVAN TRIFUNOVICH
Ivan Trifunovich
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment dated as of June 26, 2012, to Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to the Condensed Consolidated Financial Statements.

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