Form 10-K
period 2012-12-31
WaferGen Bio-systems, Inc.
filed 2013-03-22
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $2,496,641. As of that date, 35,666,298 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2013, the registrant had a total of 41,680,902 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this Annual Report on Form 10-K, unless the context otherwise requires or where otherwise indicated, the terms “WaferGen,” the “Company,” “we,” “our” and “us” refer to WaferGen Bio-systems, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company. Wafergen, Inc. was incorporated in the state of Delaware in October 2002. On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc., a Nevada corporation. In the transactions, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc. (the “Merger”). Wafergen, Inc. was considered the “acquirer” for accounting purposes, and accordingly the historical financial statements of Wafergen, Inc. for periods prior to the Merger replaced those of WaferGen Bio-systems, Inc.

PART I
Item 1.  Business

Overview

Since we commenced operations in 2003, we have been engaged in the development of systems for gene expression quantification, genotyping and stem cell research. Since 2008, our primary focus has been on the development, manufacture and marketing of our SmartChip System, a genetic analysis platform used for profiling and validating molecular biomarkers in the life sciences and pharmaceutical drug discovery industries.

Our SmartChip products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Many scientists believe that much of the work to seek new therapeutic solutions will be directed at understanding the expression level of key relevant segments of DNA1 (i.e. genes and other regulatory elements), as well as the changes in their sequence (i.e. mutations such as single nucleotide polymorphisms (“SNPs”)). Gene expression is fundamental to the understanding of many disease processes and hence, drug efficacy. For example, in the field of oncology (cancer treatment), greater understanding of gene expression in certain types of cancerous cells has led to the discovery of specific disease biomarkers that will allow clinicians to provide more accurate diagnosis, prognosis and treatment options for their patients. Increasingly, researchers are focusing their attention on studying physiological phenomena at the molecular level and are consequently committing their research budgets to acquiring research tools that help them develop personalized therapies.

We are primarily focused on marketing a flexible, open format genetic analysis system, the WaferGen SmartChip System, which provides a range of high throughput capabilities including mRNA, microRNA and lncRNA expression level measurement, as well as SNP genotyping. In August 2010, we formally launched our first generation SmartChip 5K System, which was an innovative real-time polymerase chain reaction (“real-time PCR”)2 tool enabling scientists to study thousands of genes simultaneously clustered in gene specific pathways. The results of such studies are potentially leading to the discovery and validation of clinically relevant disease signatures. We believe that the SmartChip System is well suited for the large and growing genomics markets, including for researchers seeking to confirm and expand on discoveries made with the growing use of next-generation sequencing3 (“NGS”). In July 2012, we launched the SmartChip MyDesign System, which is the second-generation instrument with significantly upgraded capabilities. First, the new system allows customers to dispense their own assays into a SmartChip, which gives them much greater flexibility and faster experiment turnaround time. Second, we have enabled SNP genotyping on the SmartChip by validating appropriate chemistries and supplying the requisite software. The SmartChip System’s high density, nanoliter-scale format can provide throughput levels that facilitate the development of life science clinical research solutions at a fraction of the time and cost currently possible with existing competing systems.

Most recently, our R&D efforts have been concentrated on the commercialization of the SmartChip Target Enrichment (“TE”) System. This new product is designed to perform a critical sample preparation step prior to targeted NGS. The targeted sequencing is aimed at deciphering the nucleic acid sequence of a certain portion of the genome (the targets), for example a set of genes of interest, as opposed to the whole genome. In order to limit the sequencing to the targets of interest, scientists are using various techniques including PCR to treat the nucleic acid samples prior to sequencing. WaferGen is using its SmartChip consumable to conduct massively parallel individual PCR reactions for TE. This approach has shown some promise in early pilot studies and might offer advantages over the existing chemistries and platforms. Although these advantages could ultimately help WaferGen successfully compete in the high potential emerging market for clinical sequencing, the Company needs to perform additional studies to confirm the initial results, and would ultimately face considerable competition, including the competing sample preparation kits from NGS instrument manufacturers such as Illumina, Inc. (“Illumina”) and Life Technologies Corporation (“LIFE”).

1	DNA (Deoxyribonucleic acid) – A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded helical form is the genetic material of most organisms.

2
Polymerase Chain Reaction (PCR) – PCR is an enzymatic process designed to increase the number of copies of DNA for easier detection. Real-time PCR chemistries allow for monitoring a PCR reaction throughout its phases by collecting continuous datapoints as the reaction progresses. The polymerase enzyme uses an initial sample DNA strand as a template and uses it to synthesize the a new strand, which sets in motion a chain reaction in which the DNA template is exponentially amplified, generating millions or more copies of the DNA target. Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time after each amplification cycle.

3
Next Generation Sequencing – Sequencing is the determination of the order of nucleotide building blocks that make up the primary structure in DNA molecules. Early determination methods were discovered in the 1970s and 1980s. NGS refers to more current automated methods that rely upon sequencing-by-synthesis approaches, enabling an easier and considerably faster analysis.

WaferGen employs a business model that primarily generates revenue from the sale of instruments (i.e. the SmartChip System) and a recurring revenue stream from the sale of consumables (i.e. the SmartChip Panel), similar to the “razor and razor blade” business model.

Wafergen, Inc. was incorporated in the state of Delaware in October 2002. On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc., a Nevada corporation. In the transactions, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc.

Products

Gene Expression Technology Overview

Genes are segments of DNA that carry discreet information packets of the genome that provide codes for ultimately synthesizing individual proteins. This information is read when the two strands of DNA “unzip” and the series of bases representing a gene are copied into the related nucleic acid RNA4. Like DNA, RNA also has four types of bases that bond with just one type of base on the DNA strand allowing the DNA sequence of the gene to encode a specific RNA sequence. This decoding of DNA genes into RNA is called transcription. The transcribed RNA strand then separates from the DNA strand and acts as a template for the cell’s machinery to construct functional proteins. As gene expression (including translation into functional proteins) is dependent upon RNA levels present in the cell, interrogation of RNA levels has become the most widely adopted means for quantifying this process.

One contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in complex organisms such as humans. Although most cells contain an organism’s full set of genes, each cell, according to its function, expresses only a fraction of this set of genes in different quantities and at different times. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease.

Although all humans contain the same set of genes, the actual sequence of each gene may vary from one individual to another. This phenomenon is commonly referred to as genetic variation and can have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. One common form of genetic variation is a single-nucleotide polymorphism, or SNP. A SNP is a variation in a single “letter” in the DNA sequence between the two copies of the same gene. While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Since there are generally millions of SNPs in an individual, it is important to investigate many SNPs simultaneously in order to discover medically valuable information.

Gene expression is used to provide information on the more than 30,000 genes in the human genome. Life science researchers use gene expression profiling to study the differences in expression of genes in a normal versus a disease state. For example, a comparison of gene expression profile of breast cancer patients to those of normal patients will provide an indication of genes that are expressed differentially between the two populations. Such differences can lead to identifications of genes that may be indicative of a disease state. Furthermore, such differences can help physicians make treatment decisions. Researchers are conducting studies to identify single or multiple genes that play a role in a particular disease.

There are three primary technologies used to study gene expression: sequencing, microarrays and real-time PCR.

RNA Sequencing is an evolving NGS technique that has recently emerged as method for evaluating global gene expression patterns. NGS typically requires time and cost intensive library preparation, sequencing and data analysis and the results are not always quantitative. As a result, many researchers are verifying their NGS finding using real-time PCR. Furthermore, subsequent to sequencing based discovery and real-time PCR validation, interrogation of the expression pattern of identified target genes in large numbers of samples requires a more time and cost effective solution.

Microarrays consist of miniscule amounts of hundreds or thousands of gene sequences that are chemically attached to a surface, such as a microchip, a glass slide, or a bead. When a gene is activated in a cell, cellular machinery transcribes the gene’s DNA sequence into messenger RNA (“mRNA”). To determine which genes are turned on and which are turned off in

4
RNA (Ribonucleic acid) – A polymeric molecule consisting of ribonucleotide building blocks. The three major types in cells are ribosomal RNA (rRNA), transfer RNA (tRNA), and messenger RNA (mRNA), each of which performs an essential role in protein synthesis. RNAi ‘s are small RNA molecules that help regulate turning genes on and off.

a given cell, the mRNA molecules present in that cell are collected and labeled by attaching a fluorescent dye. The labeled mRNA is placed onto a DNA microarray slide. The mRNA that was present in the cell, together with its fluorescent tag, will then hybridize—or bind—to its complementary DNA on the microarray, which can then be measured using a scanner.

However, microarrays have limited sensitivity, accuracy and dynamic range. Consequently, one obtains only a partial view of the expression profile when utilizing microarrays due to the limited sensitivity. The overlooked genes may be important in a particular disease state. Furthermore, as a result of limitations in specificity and accuracy, the discovery of genes identified by microarray technology requires further validation using real-time PCR.

Real-time PCR represents the most sensitive and accurate method to measure gene expression. PCR is an enzymatic process in which a strand of DNA is copied multiple times, or amplified, so that it can be more readily detected and analyzed. The vast majority of PCR methods use thermal cycling, i.e., alternately heating and cooling the sample to a defined series of temperature steps. These thermal cycling steps are necessary to physically separate the strands in a DNA double helix (at high temperatures), which are then used as the template during DNA synthesis (at lower temperatures) by the DNA polymerase enzyme to selectively amplify the target DNA.

Traditional PCR merely increases the number of DNA copies for easier detection. Real-time PCR permits quantitative analysis, rather than just a qualitative yes/no as to the presence of a gene. Real-time PCR can produce an absolute measurement, such as number of copies of mRNA per nanoliter of sample, or a relative measurement in comparison to expression of the same gene in another sample. Real-time PCR chemistries allow for the detection of amplicon amounts in the exponential phase of these reactions where the amount of product can be extrapolated to accurately determine the amount of target in the sample prior to amplification.

Traditional real-time PCR does not measure thousands of genes simultaneously (like microarray analysis), resulting in limited throughput and relatively high cost, making it unfeasible for whole genome analysis or for very high throughput studies. Thus, in practice, researchers typically first use microarray or RNA Sequencing to identify which genes are over- or under-expressed in the whole genome and then apply real-time PCR to a specific set of those genes to accurately quantify gene expression. The process is referred to as discovery and validation.

MicroRNA molecules are small non-protein-coding single-stranded RNA molecules of 21-23 nucleotides in length that function as negative regulators of gene expression by targeting specific mRNA molecules. This either inhibits translation or promotes mRNA degradation. We believe cancer diagnosis, prognosis, and treatment are important potential clinical applications of microRNA profiling.

SmartChip System

Our SmartChip System provides a suite of gene expression and genome analysis technologies enabling both biomarker discovery and validation on a single platform with the sensitivity and accuracy of real-time PCR. WaferGen’s SmartChip Real-Time PCR System consists of two instrumentation components: a SmartChip MultiSample Nanodispenser (“MSND”) for applying sample, assay and reaction mix to the SmartChip Panels, and a SmartChip Cycler for thermal cycling and collecting data from the real-time PCR assays. For large studies, our SmartChips are provided with sub-nanoliter (one-billionth of a liter) oligoneucleotide5 reagents of the customer’s choosing pre-loaded in the wells. For smaller projects, the user has the flexibility to purchase empty SmartChips and both samples and assays can be dispensed into the SmartChips at the customer’s site using the MSND. Sub-microliter (one-millionth of a liter) dispensing of samples into a 5,184-well chip enables high throughput real-time PCR amplification of pathway-based gene discovery. Our SmartChip Panels are designed with evaporation control measures that allow for the use of nanoliter volumes, thermal cycling and temperature control. Our software system also analyzes the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip System is designed to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

The SmartChip System is engineered to deliver superior performance with the combination of high sensitivity and high throughput on a single chip, enabling scientists to broadly view gene expression patterns over a large dynamic range. The genetic analysis using the SmartChip System is expected to require one day versus what would currently take days to weeks to discover the gene expression signature with microarrays and then verify the signature with real time PCR utilizing existing genetic analysis systems. As more clinical studies are carried out using validated gene sets, we believe the market will require, and demand, higher throughput solutions to process large numbers of clinical samples. Today’s solutions typically allow only a few patients’ samples per chip. We offer a throughput capability that allows hundreds of samples on a single chip.

5	An oligonucleotide is a short nucleic acid polymer, typically with twenty or fewer bases.

We believe our SmartChip System is also capable of achieving time savings when compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months due to multiple plates and hundreds of pipetting steps required. Our SmartChip System has the ability to quantitatively analyze the gene specific pathways or whole genome with the performance of real-time PCR technology in as short as a single day, and represents a significant advancement. In addition, our development of the SmartChip System seeks to allow 5,184 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing unmet needs of the clinical trial market, compared to today’s leading technologies, which are limited in throughput to 96 wells, 384 wells and 1,536 wells. Competitors in the market place that offer high throughput, like the Fluidigm Biomark, which offers a maximum throughput of 9,200 assays per chip, still limits the validation market by offering products that can only run up to 96 assays and samples on a single chip.

SmartChip System Capabilities

Our SmartChip System is an integrated instrument and software system capable of dispensing 100nl reactions into the 5,184-well SmartChip, thermal cycling, real-time detection and primary data analysis, and provides the following capabilities:

•
Open-Platform Custom Assays (MyDesign). Our SmartChip System was upgraded in 2012 to provide the capability to customize our open platform panels for gene expression and genotyping studies according to the researcher’s specific needs. The customer has the flexibility to dispense both assays and samples into the 5,184 nanowell panels in numerous configurations. The system has access to millions of predesigned PCR assays for the detection of human, mouse and rat genes. Applications include: validation of genomic next-generation sequencing, RNA-Seq and Chip-Seq data; validation of microarray results; and expansion of assay panels to better understand biological systems.

•
Custom SNP Genotyping Panels. Although a single SNP may be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Our custom SNP Genotyping Panels are developed to cost-effectively investigate multiple SNP genotypes simultaneously and are customized for the required scope of the study. Genotyping clusters from single or multiple runs are visualized using our SmartChip System’s proprietary software.

•
Human microRNA Panel V3. MicroRNA species have a key regulatory role in the functioning of gene expression. To evaluate these species, our microRNA Panel V3 is used to quantitatively measure the expression for the most disease-relevant 1,100 human microRNA species in quadruplicate. The panel includes pre-optimized primer pairs that have been selected using strict bioinformatics criteria to provide single-base discrimination, high sensitivity and reproducible amplification.

•
Human Oncology Panel V2. Our Human Oncology Panel is used for cancer-related pathway profiling. The panel is pre-loaded with optimized real-time PCR assays in quadruplicate for each of the over 1,200 oncology-related genes.

•
Human Long Non-Coding RNA-1 Panels. lncRNA-1 panels are used for profiling the emerging area of “dark matter” RNAs, which are believed to be key regulators of transcription, with possible relevance to processes as diverse as cancer progression and embryonic differentiation. The panel contains over 1,700 triplicate, pre-dispensed extensively tested PCR assays to provide lncRNA validation with precision and sensitivity.

SmartChip Target Enrichment (TE) System

The concept of the SmartChip TE System is to use the SmartChip consumable for amplifying the targets of interest via PCR and then remove the resulting amplified material for further processing prior to sequencing. The key purported advantage of our approach is that we conduct massively parallel individual PCR reactions for target enrichment, whereas other PCR-based techniques use highly multiplexed PCR, which means that they conduct hundreds, if not thousands of PCR reactions in a single tube. By having individual PCR reactions, the SmartChip TE System offers a much better controlled chemo-enzymatic process that might ultimately translate into higher quality sequencing results. This should be especially important in clinical sequencing, where assays of a high sensitivity and specificity are required. We are planning to offer multiple consumable formats of different densities (number of nano-wells), so that depending on the number of targets required for a particular study, a single sample can be dispensed over the whole chip. This approach has two advantages - first, it is easier to extract the amplified material without cross-contamination with other samples, and second, we can offer a simple and cheap single-sample dispenser, thereby reducing the customers’ barrier to purchase due to high capital investment.

Market Applications of the SmartChip System

We believe the SmartChip System, with its advantages of higher throughput, lower cost, and superior sensitivity, can address the following markets:

•
Biomarker Discovery and Validation. New targets for drugs can be identified through the analysis of gene profile expression (biomarkers) in diseased cells. Potential applications include cancers, arthritis, and lung diseases.

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

In its pharmacogenomic data submissions guidance referred to above, the FDA has asked for voluntary data submission utilizing these genetic approaches in clinical trials. This has created a need for reliable, high throughput, cost-effective technologies. Today’s hybridization-based techniques cannot process more than 24 samples at a time. Thus, for a clinical trial of 1,000 patients, one would need to use at least 40 chips. Established real time PCR instrument suppliers typically process 96 to 1,536 data points. Our SmartChip System has the ability to study 5,184 assays on a single chip, and thus offers a marked increase in the number of samples that can be evaluated in a single run. This format also enables investigators to interrogate the expression of a large panel of genes of interest with a limited amount of the biological sample.

6	FDA News Release - March 22, 2005 – issued a final guidance titled “Pharmacogenomic Data Submissions.”

7	Mutations rising in individual cells in the body outside the “germ-line” (sperm and egg) cells that created the individual, and hence not present in all of a person’s cells.

8	The MicroArray Quality Control (MAQC) project shows inter- and intra-platform reproducibility of gene expression measurements, Nature Biotechnology, Vol. 24:9, p 1151, September 2006.

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

Detection of Rare Mutations: The Cancer Genome Project’s DNA sequencing of patients’ tumors is underway and is rapidly defining cancer-causing mutations. Today, this is accomplished by using hybridization approaches which are unable to detect rare somatic mutations. Such techniques require the use of more sensitive methods like PCR and require genotyping of many samples (50 to 500). WaferGen uses allele-specific PCR with the SmartChip System to enable genotyping at multiple sites in multiple samples, as well as to provide a robust solution for detecting rare mutations. Allele-selective PCR is able to reliably detect SNPs (germ-line) as well as minority (somatic) mutations at sensitivity range of 100 to 10,000 mutations.

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

Competition

We believe the primary industry competitors in the markets in which WaferGen plans to enter and compete are LIFE, Affymetrix, Inc., Fluidigm Corporation and Illumina. Other companies known to be currently serving the genetic analysis market include Agilent Technologies, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Eppendorf AG, Beckman Coulter, Inc., Luminex Corporation, Cepheid, Pacific Biosciences of California, Inc., PerkinElmer, Inc., NanoString Technologies, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Biometra Biomedizinische Analytik GmbH, Enzo Biochem, Inc., Idaho Technologies, Inc. and the Roche family of companies. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technology, and other resources than we do. Illumina is the leader in microarrays and LIFE is the market leader for real-time PCR. These two companies also have a commanding market share in NGS. We believe gene expression is a growing market and this market is driven by the need for real-time PCR performance for discovery, and a higher throughput platform for validation, to overcome the limitations of microarrays and real time PCR technologies that are currently used for discovery and validation respectively. WaferGen’s SmartChip Real Time PCR System is presently the only platform that offers a single solution for both biomarker discovery and validation with low running costs, simplified workflow and fast results. Our competitors could compete with us by developing new products similar to our SmartChip System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Sales and Marketing

In November 2011, we announced a revised plan to commercialize and increase adoption of our SmartChip System to address the rapidly changing needs of the life sciences research market and to better anticipate future needs of researchers. In July 2012, we announced the launch of an open format product offering for our SmartChip System which allows customers to dispense their own assays and samples into SmartChips in a variety of configurations, thus enabling an easy and rapid design of new experiments. We decided to invest significantly in scientific resources focused on a strategy to engage an array of key opinion leaders in our target market, enabling the profiling and validation of high-value genomic targets.

With the advent of next-generation sequencing into the life science marketplace in 2007, there has been a dramatic increase in the amount of genomic content that is available to researchers beyond what other genomic technologies have generated. However, there is an equally dramatic and rapidly growing unmet need to validate and confirm the results of this sequencing information to find clinically relevant biomarkers. In particular, the data from RNA sequencing experiments, in which researchers are evaluating gene expression levels, is well suited to the high throughput validation of the SmartChip platform. This ability to accurately make quantitative genome measurements is an integral tool in enabling researchers to verify the results coming from next-generation sequencers. Once verified, this content creates a larger, longer term opportunity for us as we significantly increase the ability of researchers to validate high value genomic targets for their ultimate use in developing new and improved drugs and diagnostic tests.

However, WaferGen has very limited sales and marketing resources. We will need to make substantial investments into our sales and marketing infrastructure in order to be competitive in the marketplace (see “Risk Factors” below).

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

Research and Development

Our research and development efforts are aimed at developing new products and new applications, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $6.16 million for the year ended December 31, 2012 and $8.29 million for the year ended December 31, 2011.

Intellectual Property and Other Proprietary Rights

We are pursuing an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. We presently have four patents issued and five pending in the U.S. with respect to our SmartChip products and technologies, and a number of pending SmartChip-related patent applications worldwide. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

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

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on expanding, improving and commercializing our core technologies. As of December 31, 2012, we had 32 regular employees, 31 of whom were employed full-time, compared to 54 regular employees as of December 31, 2011, 52 of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Risks Related to Our Company and Our Business

We have generated only limited sales, have a history of operating losses and we may not be able to reach profitability.

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $8.2 million for the year ended December 31, 2012. As of December 31, 2012, our accumulated deficit was $64.6 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of any of our products, and having sold ten systems in the fifteen months ended March 31, 2011, we experienced no system sales during the fifteen months ended June 30, 2012, and have sold two systems in the six months ended December 31, 2012. Our revenues were $2.2 million for the year ended December 31, 2010, $0.5 million for the year ended December 31, 2011, and $0.6 million for the year ended December 31, 2012. We will need to significantly grow our revenues to become profitable.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. In our May 2011 private placement transaction (the “May 2011 Private Placement”), we issued convertible promissory notes in the initial aggregate face value of $15,275,000, which accrue interest at a rate of 5% per annum through November 27, 2014, and which had accrued a total of $1,262,028 in interest added to principal as of December 31, 2012. These convertible promissory notes mature in November 2014.

Accordingly we will need additional financing to maintain and expand our business and to repay the convertible promissory notes at maturity. Such financing may not be available on favorable terms, if at all.

Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

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

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.

We are highly leveraged.

In the May 2011 Private Placement, we issued convertible promissory notes in the initial aggregate face value of $15,275,000, which accrue interest at a rate of 5% per annum through November 27, 2014, and which had accrued a total of $1,262,028 in interest added to principal as of December 31, 2012. The principal, including the accrued interest added to principal under these convertible promissory notes, is convertible into our common stock at $0.57 per share. Based on our current and anticipated operations we do not expect to have the ability to repay these convertible notes at maturity without significant additional financing. These securities may have additional negative consequences for us, such as limiting our ability to obtain additional financing.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our consolidated financial statements for the year ended December 31, 2012, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2012, was $64.6 million. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have a limited history of commercial sales of systems and consumable products, and our success depends on our ability to develop commercially successful products and on market acceptance of our new and relatively unproven technologies.

Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell, including the SmartChip System. We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. Our long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the SmartChip System incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of our SmartChip System could significantly delay or ultimately preclude commercialization of our technology. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face as an emerging company seeking to develop and manufacture a new product in a relatively new market.

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

We have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. Our future operations and growth will likely depend on our ability to fully develop and market our SmartChip products and services. Our proposed operations are subject to all of the risks inherent in developing and growing a new business in light of the expenses, difficulties, complications and delays frequently encountered in connection with the development of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

Currency risk related to assets, obligations and expenses denominated in foreign currencies could negatively impact our operating results and financial condition.

At December 31, 2012, the Company had approximately $0.5 million in net assets denominated in the local currency in Luxembourg, for which the functional reporting currency is the U.S. dollar. The Company’s Malaysia subsidiary had net assets of $5.5 million denominated in U.S. dollars which are revalued in the local reporting currency at the end of each reporting period, with exchange gains or losses being credited or charged against income. Further, both subsidiaries incur significant amounts of their expenses in their respective local currency. Fluctuations in exchange rates could negatively impact our business operating results and financial condition by resulting in exchange losses or increased expenses. Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported operating results.

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

If revenue does not grow significantly, we will not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above could adversely affect our revenue growth or cause a sequential decline in quarterly revenues. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our operating results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, we may be unable to achieve our goals.

We are highly dependent on our management and scientific personnel, including our chief executive officer and chief financial officer. The loss of their services could adversely impact our ability to achieve our business objectives. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel could materially adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2012, we concluded that our internal controls and procedures were effective as of December 31, 2012, however we have identified material weaknesses in the past and may do so again in the future. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as Life Technologies Corporation, the Roche family of companies, Biometra Biomedizinische Analytik GmbH, Bio-Rad Laboratories, Inc., Eppendorf AG, Enzo Biochem, Inc., Affymetrix, Inc., Illumina, Inc., Agilent Technologies, Inc., GE Healthcare, Beckman Coulter, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Idaho Technology, Inc., PerkinElmer, Inc., Fluidigm Corporation, Cepheid, Pacific Biosciences of California, Inc., the Exiqon family of companies, Luminex Corporation, and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

Our proprietary intellectual property rights may not adequately protect our products and technologies.

Although we have filed a number of United States and international patent applications, we presently have four patents issued in the United States, which do not cover all of our products and technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our products and technologies. Patent law relating to claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have, or may obtain in future, will be valuable or enforceable. We may only be able to protect products and technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

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

The market for genetic research and molecular diagnostic products is highly competitive, with several large companies already having significant market share. Established genetic research and diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories. In addition, these companies have formed alliances with genomics companies that provide them access to genetic information that may be incorporated into their diagnostic tests. We may not be able to compete effectively with these companies.

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

We currently have limited resources available for sales, marketing and technical support services as compared to some of our primary competitors. In order to effectively commercialize our genetic analysis systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts from a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

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

High throughput genetic analyses and quantitative detection methodologies (including, for example, PCR) are undergoing rapid evolution and technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to, or even higher than, our existing or future technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to, our products. There can be no assurance that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. Standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive which would have an adverse effect on our business.

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

Under Section 2115 of the California General Corporation Law (“CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities of record are held by persons having addresses in California. In the immediate future, the majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to some provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, stockholder meetings, approval of some corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records. If we are required to comply with these provisions, this compliance could cause us to incur additional administrative and legal expenses and divert our management’s time and attention from the operation of our business.

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

Risks Related to Our Common Stock

Our stock price could be volatile and investors may have difficulty selling their shares.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “WGBS.OB.” For the three-month period ended December 31, 2012, the daily trading volume for shares of our common stock ranged from 0 to 863,100 shares traded per day, and the average daily trading volume during such three-month period was 65,387 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We may never be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange. These factors may severely limit the liquidity of our common stock and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2012, the intra-day trading price has fluctuated from a low of $0.02 to a high of $3.15. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

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

The Company’s capital structure includes significant amounts of debt and preferred stock and securities that are convertible into a substantial number of shares of common stock and stockholders may experience dilution of their ownership interests upon future conversion and exercise of these securities or because of the future issuance of additional shares of our common stock and our preferred stock.

The Company’s capital structure includes significant amounts of debt and preferred stock. As of December 31, 2012, (i) the outstanding principal and interest due on the convertible promissory notes issued in the May 2011 Private Placement totaled $16,537,028, and (ii) the holders of our 2,937,499.97 outstanding shares of Series A-1 Convertible Preferred Stock were entitled to an aggregate liquidation preference equal to $16,534,742. In addition, our board of directors has the authority to issue up to 1,000,000 additional shares preferred stock without further stockholder approval. Any such shares of preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

The Company’s capital structure includes securities that are convertible into a substantial number of shares of common stock. As of December 31, 2012, (i) our 2,937,499.97 outstanding shares of Series A-1 Convertible Preferred Stock were convertible into 31,797,580 shares of our common stock, (ii) our outstanding convertible promissory notes were convertible into 29,012,332 shares of our common stock, (iii) our Malaysian subsidiary had outstanding 4,567,066 Convertible Preference Shares not held by the Company which were potentially convertible into an aggregate of 69,659,199 shares of our common stock, and (iv) we had 7,500 outstanding unvested restricted stock units, outstanding options to purchase an aggregate of 11,424,498 shares of our common stock and outstanding warrants and comparable instruments to purchase an aggregate of 70,379,320 shares of our common stock, 8,577,389 shares of which are subject to certain anti-dilution protections against future dilutive events (including the issuance of stock at a price below their exercise price). Further, as of November 27, 2014, 3,157,340 additional shares of our common stock will be issuable upon the conversion of our outstanding shares of Series A-1 Convertible Preferred Stock, assuming maximum accrual of unpaid dividends on such shares of preferred stock after December 31, 2012, and 2,881,934 additional shares of our common stock will be issuable upon the conversion of our outstanding convertible promissory notes, assuming maximum accrual of unpaid interest on such notes after December 31, 2012. The future conversion of debt and exercise of these options and warrants will subject our existing stockholders to experience dilution of their ownership interests.

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

Our officers and directors, and their affiliates, control approximately 14% of our outstanding common stock. Additionally, our officers and directors and their affiliates hold securities that are convertible into a substantial number of shares of common stock. If our officers and directors and their affiliates converted all convertible securities held by them, they would hold approximately 39% of our outstanding common stock. If all of these security holders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

We do not own any real property. Our leased facilities as of December 31, 2012 are as follows:

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

2011	High	Low
First Quarter ended March 31, 2011	1.33	0.80
Second Quarter ended June 30, 2011	1.04	0.42
Third Quarter ended September 30, 2011	0.67	0.26
Fourth Quarter ended December 31, 2011	0.42	0.09

2012
First Quarter ended March 31, 2012	0.24	0.11
Second Quarter ended June 30, 2012	0.15	0.06
Third Quarter ended September 30, 2012	0.10	0.05
Fourth Quarter ended December 31, 2012	0.08	0.02

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2012, the closing bid price of our common stock, as reported on the OTC Bulletin Board, was $0.03.

As of March 21, 2013, there were approximately 174 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

No equity securities were sold during 2012 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the other sections of this Report, including Item 1 and Item 8 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Item 1A – Risk Factors.” Our actual results may differ materially.

Company Overview

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of systems for gene expression quantification, genotyping and stem cell research for the life sciences and pharmaceutical drug discovery industries. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of December 31, 2012, our accumulated deficit was $64,571,897. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

We expect that the cash we have available will fund our operations at least into the fourth quarter of 2013. We are currently considering several different financing alternatives to support the Company’s operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Liquidity and Capital Resources” below.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31,
	2012	2011

Revenue	$586,176	$522,931

Cost of revenue	420,877	1,401,904

Gross profit (loss)	165,299	(878,973)

Operating expenses:
Sales and marketing	791,915	3,311,433
Research and development	6,161,548	8,290,550
General and administrative	2,977,812	6,221,884

Total operating expenses	9,931,275	17,823,867

Operating loss	(9,765,976)	(18,702,840)

Other income and (expenses):
Interest income	7,420	15,218
Interest expense	(2,082,558)	(3,336,217)
Gain on revaluation of derivative liabilities, net	3,759,146	9,271,985
Liquidated damages for late S-1 registration	—	(532,161)
Miscellaneous income (expense)	(116,147)	166,184

Total other income and (expenses)	1,567,861	5,585,009

Net loss before provision for income taxes	(8,198,115)	(13,117,831)

Provision for income taxes	(21,453)	27,247

Net loss	$(8,176,662)	$(13,145,078)

Revenue

The following table represents our revenue for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$586,176	$522,931	12%

For the year ended December 31, 2012, revenue increased by $63,245, or 12%, as compared to the year ended December 31, 2011. The increase is primarily due to increases in the number of SmartChip Real-Time PCR Systems and Real-Time PCR Chip panels sold, offset by decreases in the sales price of the SmartChip Real-Time PCR System and in the volume of other services.

Future revenue will depend on market acceptance of our new open format SmartChip products which were launched on July 10, 2012.

Cost of Revenue

The following table represents our cost of revenue for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$420,877	$1,401,904	(70)%

Cost of revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence. For the year ended December 31, 2012, cost of revenue decreased by $981,027, or 70%, as compared to the year ended December 31, 2011. The decrease related primarily to a reduction in added provisions for excess inventory, offset by increases in the number of SmartChip Real-Time PCR Systems and Real-Time PCR Chip panels sold in the year ended December 31, 2012.

Sales and Marketing Expenses

The following table represents our sales and marketing expenses for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$791,915	$3,311,433	(76)%

Sales and marketing expenses consist primarily of salaries and other personnel-related expenses of our sales and marketing team, and the costs associated with various marketing programs. For the year ended December 31, 2012, sales and marketing expenses decreased by $2,519,518, or 76%, as compared to the year ended December 31, 2011. The decrease resulted primarily from decreases in personnel costs due to a reduction in headcount due to the scaling back of selling and marketing activities while we established the support of our technology with key opinion leaders.

We expect sales and marketing expenses will increase during 2013 as we build our sales and marketing headcount and activities to commercialize our products.

Research and Development Expenses

The following table represents our research and development expenses for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$6,161,548	$8,290,550	(26)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2012, research and development expenses decreased $2,129,002, or 26%, as compared to the year ended December 31, 2011. The decrease resulted primarily from decreases in expenditure on consumable materials and reagents, lower consulting costs and a reduction in headcount.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative Expenses

The following table represents our general and administrative expenses for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$2,977,812	$6,221,884	(52)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services. For the year ended December 31, 2012, general and administrative expenses decreased $3,244,072, or 52%, as compared to the year ended December 31, 2011. The decrease resulted primarily from decreases in personnel costs, mainly for salaries and discretionary bonuses paid to senior management, stock compensation costs, investor relations costs, recruitment costs and legal, accounting and other professional fees.

We expect our general and administrative expenses to be lower in 2013 due to reduced consultancy and other outside service costs.

Interest Income

The following table represents our interest income for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$7,420	$15,218	(51)%

Interest income is solely earned on cash balances held in interest-bearing bank accounts. For the year ended December 31, 2012, interest income decreased $7,798, or 51%, as compared to the year ended December 31, 2011. The decrease was mainly due to a decrease in the average cash invested in interest-bearing accounts.

Interest Expense

The following table represents our interest expense for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$2,082,558	$3,336,217	(38)%

For the year ended December 31, 2012, interest expense decreased $1,253,659, or 38%, as compared to the year ended December 31, 2011. The decrease was mostly due to the absence of a one-time non-cash interest expense of $2,255,074 related to the Convertible Promissory Notes (“CPNs”) issued in May 2011, and of interest charges related to the term loan of $2,000,000 obtained in December 2010 and repaid in May 2011, which included $222,275 in accelerated deferred financing costs plus $83,585 arising due to early repayment in the year ended December 31, 2011 (see Note 5 to the Consolidated Financial Statements in Part II, Item 8). This decrease was offset by interest of 5% being payable on the CPNs for the full year in 2012, and the amortization of debt discount and loan origination fees on these CPNs. We expect that the 5% interest on the CPNs, along with the effective yield amortization of debt discount, which weights the interest charges towards the latter stages of their contractual term, will result in interest expense of approximately $5.0 million in 2013, with increased expense in 2014.

Gain on Revaluation of Derivative Liabilities, net

The following table represents the gain on revaluation of derivative liabilities, net for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$3,759,146	$9,271,985	(59)%

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B Convertible Preference Shares (“CPS”) of our Malaysian subsidiary, and under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the year ended December 31, 2012, was $3,759,146, compared to $9,271,985 for the year ended December 31, 2011. Gains and losses are directly attributable to revaluations of all of our derivatives and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.03 on December 31, 2012, compared to $0.16 on December 31, 2011, and $0.68 on May 27, 2011, when our convertible promissory notes were issued. We recorded a charge of approximately $1.2 million on December 31, 2011, when the lapse of the redemption option on the Series B CPS of our Malaysian subsidiary caused the derivative liability arising on the conversion element to increase.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Liquidated Damages for Late S-1 Registration

The following table presents the liquidated damages we incurred for the years ended December 31, 2012 and 2011, due to the late registration of certain shares issuable in connection with the May 2011 Private Placement:

Year Ended December 31,
2012	2011	% Change

$—	$532,161	(100)%

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

Miscellaneous Income (Expense)

The following table represents our miscellaneous income (expense) for the years ended December 31, 2012 and 2011:

Year Ended December 31,
2012	2011	% Change

$(116,147)	$166,184	N/A

For the year ended December 31, 2012, we recorded miscellaneous expense of $116,147, compared to income of $166,184 for the year ended December 31, 2011. Miscellaneous income and expense is the result of net foreign currency exchange gains and losses, mainly in our Malaysian subsidiary, WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies.

Provision for Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2012 and 2011, respectively:

Year Ended December 31,
2012	2011	% Change

$(21,453)	$27,247	N/A

For the year ended December 31, 2012, we recorded a net credit of $21,453 for income taxes, representing a reversal of $27,179 overprovided for Malaysia taxes in 2011 less U.S. state taxes of $5,726. For the year ended December 31, 2011, we recorded a charge of $27,247 for income taxes, representing the estimated amount of Malaysian taxes payable on interest income, mostly due to a loan to the U.S. parent. We have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

From inception through December 31, 2012, the Company raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of December 31, 2012, we had $6,328,753 in unrestricted cash and cash equivalents, and working capital of $5,492,912.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the years ended December 31, 2012 and 2011 in the amounts of $8,867,888 and $16,626,884, respectively. The cash used in operating activities in the year ended December 31, 2012, was due to cash used to fund a net loss of $8,176,662, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $421,596, and cash used by a change in working capital of $269,630. The cash used in operating activities in the year ended December 31, 2011, was due to cash used to fund a net loss of $13,145,078, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, liquidated damages for late S-1 registration, exchange gain on issuance of Series C CPS of our Malaysian subsidiary, gains on revaluation of derivative liabilities, excess debt discount expensed as interest, inventory provision and amortization of debt discount totaling $3,303,705, and cash used by a change in working capital of $178,101. The decrease of $7,758,996 in cash used in the year ended December 31, 2012 compared to 2011 was driven primarily by the decrease in the net operating loss from $18,702,840 to $9,765,976, offset by a reduction in the increase in inventory provision and in non-cash operating expenses, most notably stock compensation expense.

Net Cash Used in Investing Activities

The Company used $54,767 in the year ended December 31, 2012, and $621,120 in the year ended December 31, 2011, to acquire property and equipment, mostly for use in research and development activities.

Net Cash Provided by Financing Activities

There were no financing activities in the year ended December 31, 2012.

Cash provided by financing activities in the year ended December 31, 2011, was $30,366,494. Our Malaysian subsidiary received $5,052,303, including an exchange gain and net of issuance costs, in exchange for the issuance of 3,233,734 Series C CPS, and we received $27,492,876, net of issuance costs and liquidated damages paid for late S-1 registration, from the issuance of Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement and $9,200 from the exercise of stock options. This was offset by payments of $8,852 on capital lease obligations, $448 in income taxes for restricted stock forfeited and $2,178,585 to extinguish all liabilities under a term loan.

Availability of Additional Funds

We believe funds available at December 31, 2012, along with our revenue, will fund our operations into the fourth quarter of 2013. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional debt or equity securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high throughput open platform SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities in the near term, thereafter we expect that additional capital will be needed to sustain our operations and to repay our outstanding CPNs which, with accrued interest, could amount to approximately $18.2 million on November 27, 2014, their maturity date. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our CPNs and CPS of our Malaysian subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.  We believe substantial uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $28,000,000 at December 31, 2012. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Warranty Reserve.  Our standard warranty agreement is one year from shipment for SmartChip cyclers and nanodispensers. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $379,120 and $443,324, net of estimated forfeitures, for the years ended December 31, 2012 and 2011, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2012 and 2011, respectively, were $0.08 and $0.29. These fair values were estimated using the following assumptions:

	Year Ended December 31,
	2012	2011

Risk-free interest rate	0.71% - 1.14%	0.79% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 103.61%	42.44% - 66.83%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. To the extent that Company’s common stock has not been traded for as long as the expected remaining term of the options, the Company uses a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the options on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s common stock has been traded for longer than the expected remaining term of the options, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

The fair value of the derivative liability for the conversion element of convertible promissory notes at December 31, 2012, was estimated to be $274,928 using our closing stock price of $0.03 and assumptions including estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295 using our closing stock price of $0.16 and assumptions including estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years.

The total fair value of the derivative liability for warrants at December 31, 2012, was estimated to be $102,695 using our closing stock price of $0.03 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219 using our closing stock price of $0.16 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at December 31, 2012, was estimated to be $1,210,909 using our closing stock price of $0.03 and assumptions including estimated volatility of 125.53%, a risk-free interest rate of 0.16%, a zero dividend rate and an estimated remaining term of 1.00 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,245,101 using our closing stock price of $0.16 and assumptions including estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an estimated remaining term of 1.81 years.

The total fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at December 31, 2012, was estimated to be $619,652 using our closing stock price of $0.03 and assumptions including estimated volatilities of 123.55% to 127.94%, risk-free interest rates of 0.11% to 0.15%, a zero dividend rate and estimated remaining terms of 0.55 to 0.90 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $2,135,715 using our closing stock price of $0.16 and assumptions including estimated volatilities of 81.15% to 82.83%, risk-free interest rates of 0.28%, a zero dividend rate and estimated remaining terms of 1.55 to 1.90 years.

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. To the extent that Company’s common stock has not been traded for as long as the expected remaining term of the instrument, the Company uses a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s common stock has been traded for longer than the expected remaining term of the instrument, this weighted average is used to determine 50% of the volatility, with the Company’s own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Contractual Obligations

In October, 2009, the Company signed an operating lease for 19,186 square feet of office and laboratory space for our headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, with no rent payable for the first six months. Following an amendment in June 2012 to the timing of payments, the total expenditure commitment was approximately $2.23 million (of which $1.31 million remained as at December 31, 2012), plus maintenance fees.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2012, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WaferGen Bio-systems, Inc.

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaferGen Bio-systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has incurred operating losses and negative cash flows since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

San Jose, California
March 22, 2013

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,328,753	$15,117,172
Accounts receivable	307,759	29,382
Inventories, net	495,486	745,008
Prepaid expenses and other current assets	134,567	186,138

Total current assets	7,266,565	16,077,700

Property and equipment, net	874,062	1,714,090
Other assets	756,831	852,093

Total assets	$8,897,458	$18,643,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$474,436	$772,411
Accrued payroll and related costs	235,404	646,715
Other accrued expenses	1,063,813	682,284

Total current liabilities	1,773,653	2,101,410

Long-term debt, net of current portion	3,393,159	1,405,967
Derivative liabilities	2,208,184	5,967,330

Total liabilities	7,374,996	9,474,707

Commitments and contingencies (Notes 5 and 16)	—	—

Stockholders’ equity:
Series A, B and C convertible preference shares of subsidiary	6,117,134	6,117,134
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,937,500 shares issued and outstanding at December 31, 2012 and 2011	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,680,902 and 41,619,402 shares issued and outstanding at December 31, 2012 and 2011	41,681	41,619
Additional paid-in capital	49,892,346	49,504,516
Accumulated deficit	(64,571,897)	(56,395,235)
Accumulated other comprehensive income	204,629	62,573

Total stockholders’ equity	1,522,462	9,169,176

Total liabilities and stockholders’ equity	$8,897,458	$18,643,883

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2012	2011

Revenue	$586,176	$522,931

Cost of revenue	420,877	1,401,904

Gross profit (loss)	165,299	(878,973)

Operating expenses:
Sales and marketing	791,915	3,311,433
Research and development	6,161,548	8,290,550
General and administrative	2,977,812	6,221,884

Total operating expenses	9,931,275	17,823,867

Operating loss	(9,765,976)	(18,702,840)

Other income and (expenses):
Interest income	7,420	15,218
Interest expense (including excess debt discount of $2,255,074 expensed as interest in the year ended December 31, 2011)	(2,082,558)	(3,336,217)
Gain on revaluation of derivative liabilities, net	3,759,146	9,271,985
Liquidated damages for late S-1 registration	—	(532,161)
Miscellaneous income (expense)	(116,147)	166,184

Total other income and (expenses)	1,567,861	5,585,009

Net loss before provision for income taxes	(8,198,115)	(13,117,831)

Provision for income taxes	(21,453)	27,247

Net loss	(8,176,662)	(13,145,078)

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	—	15,242
Accretion on Series A-1 Convertible Preferred Stock associated with beneficial conversion feature	—	(9,250,009)
Series A-1 preferred dividend	(801,534)	(458,208)

Net loss attributable to common stockholders	$(8,978,196)	$(22,838,053)

Net loss per share - basic and diluted	$(0.22)	$(0.55)

Shares used to compute net loss per share - basic and diluted	41,660,953	41,455,980

Comprehensive Loss:

Net loss	$(8,176,662)	$(13,145,078)

Foreign currency translation adjustments	142,056	(225,304)

Total comprehensive loss	$(8,034,606)	$(13,370,382)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Series A, B and C								Accumulated
	Convertible Preference		Series A-1				Additional		Other
	Shares of Subsidiary		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2011	—	$—	—	$—	41,175,464	$41,175	$38,881,075	$(43,265,399)	$287,877	$(4,055,272)

Restricted stock issued for services, net of forfeitures	—	—	—	—	240,444	240	(688)	—	—	(448)

Issuance of common stock for cash upon exercise of options, net of 121,246 shares forfeited in cashless exercise	—	—	—	—	203,494	204	8,996	—	—	9,200

Issuance of Series C convertible preference shares of subsidiary	3,233,734	4,993,728	—	—	—	—	—	—	—	4,993,728

Reclassification of Series A convertible preference shares of subsidiary to permanent equity resulting from amendment to terms of redemption option	888,888	206	—	—	—	—	—	—	—	206

Reclassification of Series B convertible preference shares of subsidiary to permanent equity due to lapse of redemption option	444,444	1,123,200	—	—	—	—	—	—	—	1,123,200

Issuance of Series A-1 Convertible Preferred Stock for cash, net of allocated offering costs of $886,422	—	—	2,937,500	9,838,569	—	—	9,250,009	—	—	19,088,578

Issuance of warrants, net of allocated offering costs of $806,039	—	—	—	—	—	—	8,946,378	—	—	8,946,378

Transfer on waiver of anti-dilution rights related to 1,051,074 warrants	—	—	—	—	—	—	315,803	—	—	315,803

Transfer on waiver of cure amount rights related to convertible promissory notes	—	—	—	—	—	—	573,923	—	—	573,923

Stock-based compensation	—	—	—	—	—	—	779,029	—	—	779,029

Net loss	—	—	—	—	—	—	—	(13,145,078)	—	(13,145,078)

Accretion on Series A-1 Convertible Preferred Stock associated with beneficial conversion feature	—	—	—	—	—	—	(9,250,009)	—	—	(9,250,009)

Accretion on redeemable convertible preference shares of subsidiary associated with premium	—	—	—	—	—	—	—	15,242	—	15,242

Translation adjustment	—	—	—	—	—	—	—	—	(225,304)	(225,304)

Balances as of December 31, 2011	4,567,066	$6,117,134	2,937,500	$9,838,569	41,619,402	$41,619	$49,504,516	$(56,395,235)	$62,573	$9,169,176

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Series A, B and C								Accumulated
	Convertible Preference		Series A-1				Additional		Other
	Shares of Subsidiary		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances as of January 1, 2012	4,567,066	$6,117,134	2,937,500	$9,838,569	41,619,402	$41,619	$49,504,516	$(56,395,235)	$62,573	$9,169,176

Restricted stock issued for services, net of forfeitures	—	—	—	—	61,500	62	(62)	—	—	—

Stock-based compensation	—	—	—	—	—	—	387,892	—	—	387,892

Net loss	—	—	—	—	—	—	—	(8,176,662)	—	(8,176,662)

Translation adjustment	—	—	—	—	—	—	—	—	142,056	142,056

Balances as of December 31, 2012	4,567,066	$6,117,134	2,937,500	$9,838,569	41,680,902	$41,681	$49,892,346	$(64,571,897)	$204,629	$1,522,462

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,176,662)	$(13,145,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903,291	834,861
Stock-based compensation	387,892	779,029
Exchange gain on issuance of convertible preference shares of subsidiary	—	(58,575)
Gain on revaluation of derivative liabilities, net	(3,759,146)	(9,271,985)
Liquidated damages for late S-1 registration	—	532,161
Excess debt discount expensed as interest	—	2,255,074
Interest converted to principal on convertible promissory notes	801,645	460,383
Provision for excess and obsolete inventory	59,175	1,052,266
Amortization of debt discount	1,185,547	113,081
Change in operating assets and liabilities:
Restricted cash	—	100,651
Accounts receivable	(278,457)	749,010
Inventories	190,299	(1,523,541)
Prepaid expenses and other assets	146,783	483,943
Accounts payable	(298,086)	(424,479)
Accrued payroll and related costs	(411,506)	207,068
Other accrued expenses	381,337	229,247

Net cash used in operating activities	(8,867,888)	(16,626,884)

Cash flows from investing activities:
Purchase of property and equipment	(54,767)	(621,120)

Net cash used in investing activities	(54,767)	(621,120)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(8,852)
Net proceeds from issuance of Series C convertible preference shares of subsidiary	—	5,052,303
Repayment of term loan	—	(2,178,585)
Net proceeds from issuance of Series A-1 convertible preferred stock, convertible promissory notes and warrants	—	27,492,876
Proceeds from issuance of common stock and warrants, net of offering costs	—	9,200
Payment of taxes for restricted stock forfeited	—	(448)

Net cash provided by financing activities	—	30,366,494

Effect of exchange rates on cash	134,236	(211,259)

Net increase (decrease) in cash and cash equivalents	(8,788,419)	12,907,231

Cash and cash equivalents at beginning of the period	15,117,172	2,209,941

Cash and cash equivalents at end of the period	$6,328,753	$15,117,172

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1.  The Company

General.  WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems used for gene expression quantification, genotyping and stem cell research. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip products, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On January 24, 2008, the Company formed a new subsidiary in Kulim Hi-Tech Park, Kedah, Malaysia. This subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), is involved in various initiatives to support a number of the Company’s ongoing development and commercialization goals. The Company owns 100% of the common stock and 8.2% (including all shares that have been assumed by the Company pursuant to exercises of exchange rights) of the preference shares of this entity. The Company expects that all of the subsidiary’s preference shares will be converted into shares of the Company, however if all preference shares were converted into common stock of WGBM, the Company would own 72.8% of WGBM’s common stock. See Note 6 below.

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

Management’s Plan.  The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

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

Advertising Costs.  Advertising costs of nil and $32,780 were expensed as incurred in the years ended December 31, 2012 and 2011, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired in 2012 and 2011.

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

Governmental Subsidies.  Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized $243,778 in governmental subsidies in the year ended December 31, 2012, which was offset against operating expenses in the statement of operations.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Reclassification.  Certain reclassifications have been made to prior periods’ data to conform to the current presentation. These reclassifications had no effect on reported net losses.

Recent Accounting Pronouncements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to report the effect of reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The Company adopted this guidance effective October 1, 2012, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Raw materials	$158,316	$167,765

Work in process	179,314	191,450

Finished goods	157,856	385,793

Inventories, net	$495,486	$745,008

NOTE 4.  Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Equipment	$2,883,447	$2,876,490
Tools and molds	24,620	97,687
Leasehold improvements	111,356	105,327
Furniture and fixtures	148,261	154,930

Total property and equipment	3,167,684	3,234,434

Less accumulated depreciation and amortization	(2,293,622)	(1,520,344)

Property and equipment, net	$874,062	$1,714,090

Depreciation and amortization expense totaled $903,291 and $834,861 for the years ended December 31, 2012 and 2011, respectively.

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

Using the relative fair value of the securities issued, the Company initially allocated the gross proceeds of $30,550,000 to the convertible promissory notes ($10,072,592), the Series A-1 convertible preferred stock ($10,724,991 - see Note 7) and the warrants ($9,752,417 - see Note 9). However, until September 30, 2011, the convertible promissory notes contained features that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances. They also contain features affording the holder additional shares in the event of certain organic changes to the Company. Because these features result in the embedded conversion element not being considered indexed to the Company’s equity, the Company recognizes the conversion element of the convertible promissory notes as a derivative liability at its fair value. A liability of $11,495,163 (see below) was thus recognized on the date of issuance, and this is marked to its fair value through income in all subsequent periods. Because the fair value of the conversion element exceeded the net proceeds initially allocated to the convertible promissory notes, the Company recognized a loss of $2,255,074 at the date the convertible promissory notes were issued. The loss is reflected as additional interest expense.

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

The fair value of this derivative liability at May 27, 2011, was estimated to be $11,495,163, using a closing stock price of $0.68, and based on assumptions which included an estimated volatility of 64.31%, a risk-free interest rate of 0.21%, a zero dividend rate and a contractual term of 3.5 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295, using a closing stock price of $0.16, and based on assumptions which included an estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928, using a closing stock price of $0.03, and based on assumptions which included an estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years (see Note 10).

During the year ended December 31, 2012, the decrease in the fair value of the derivative liability of $1,656,367 was recorded as a revaluation gain. On September 30, 2011, Company and the note holders modified the convertible promissory note to eliminate the feature that adjusted the number of shares issuable to investors in the event the Company requested conversion of the convertible promissory notes in certain circumstances. This modification reduced the fair value of the conversion element derivative by $573,923. The gain from that reduction in value was recognized as an increase in Stockholders’ Equity. During the year ended December 31, 2011, the remainder of the decrease in the fair value of the derivative liability of $8,989,945 was recorded as a revaluation gain (see Note 10).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The balance of the convertible promissory notes comprises the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,262,028	460,383
Stated value	16,537,028	15,735,383
Debt discount – conversion element, net of accumulated amortization of $1,298,628 and $113,081 respectively	13,143,869	14,329,416

Notes payable, net of debt discount	$3,393,159	$1,405,967

The Company leases its office space for use in its operations under non-cancellable operating leases that expire in April 2015 and December 2013.

Aggregate future minimum obligations for leases in effect as of December 31, 2012 are as follows:

Operating Leases

Year ending December 31,
2013	$488,265
2014	635,340
2015	218,175

Total minimum obligations	$1,341,780

Rent expense totaled $597,261 and $758,908 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6.  Convertible Preference Shares of Subsidiary

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

Notes to the Consolidated Financial Statements

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

(d)
to cause the subsidiary, WGBM, to redeem the CPS in whole or in part at any time after December 31, 2011, for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (i.e. retained earnings; there is presently an accumulated deficit in WGBM in excess of $3 million);

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

Notes to the Consolidated Financial Statements

On December 31, 2011, the Series B CPS Redemption Option lapsed. The Series B CPS recorded in temporary equity was transferred to permanent equity and the value of the derivative liability for the conversion element, now the only substantive right available to PMSB, increased significantly as a result.

Series B CPS fair values at December 31, 2012 and 2011, were estimated to be $1,210,909 and $1,245,101, respectively, using a closing stock price of $0.03 and $0.16, respectively, and based on the following assumptions:

	December 31, 2012	December 31, 2011

Risk-free interest rate	0.16%	0.28%
Expected remaining term	1.00 Years	1.81 Years
Expected volatility	125.53%	81.69%
Dividend yield	0%	0%

The net decrease in the fair value of the Series B CPS derivative liability of $34,192 during the year ended December 31, 2012, was recorded as a revaluation gain, and the net increase in the fair value of this derivative liability of $1,051,013 (which arose principally due to the lapse of the conversion option) during the year ended December 31, 2011, was recorded as a revaluation loss (see Note 10).

Based on the average closing price of the Company’s common stock of $0.030 in the 10-day trading period immediately prior to December 31, 2012, PMSB could have converted their Series B CPS into 39,215,686 shares of such stock had they exercised the Conversion Option on that date.

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

The amendment that allows the Company to settle the Redemption Option in a variable number of shares causes the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognized the Redemption Option as an embedded derivative requiring bifurcation effective December 9, 2011. The Company valued the Redemption Option utilizing a Monte Carlo Simulation, using a stock price of $0.16 and assumptions of estimated volatilities of 78.02% to 80.22%, risk-free interest rates of 0.27% and estimated remaining terms of 1.61 to 1.96 years; the fair value of the Redemption Option was estimated to be $2,198,828. The host instrument (the Series A CPS absent the Redemption Option) is not redeemable and therefore should be classified as part of permanent equity. Accordingly, this modification to the Series A CPS resulted in (1) the recognition of a derivative liability of $2,198,828, (2) the elimination of temporary equity of $2,519,424, and (3) an increase in permanent equity of $320,596. As the fair value of the amended Series A CPS was $320,390 less than the carrying amount of the accreted Series A CPS prior to the amendment, $320,390 of the amount transferred to permanent equity was treated as reversal of prior accretion of the Series A CPS.

Series A CPS fair values at December 31, 2012 and 2011, were estimated to be $619,652 and $2,135,715, respectively, using a closing stock price of $0.03 and $0.16, respectively, and based on the following assumptions:

	December 31, 2012	December 31, 2011

Risk-free interest rate	0.11% - 0.15%	0.28%
Expected remaining term	0.55 – 0.90 Years	1.55 - 1.90 Years
Expected volatility	123.55% - 127.94%	81.15% - 82.83%
Dividend yield	0%	0%

The net decrease in the fair value of the Series A CPS derivative liability of $1,516,063 and $63,113 during the year ended December 31, 2012, and during the 22 days ended December 31, 2011, respectively, was recorded as a revaluation gain (see Note 10).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On December 31, 2012, the cash value of the Redemption Option was $2,720,978. Since 85% of the average closing price of the Company’s common stock of $0.030 in the 10-day trading period immediately prior to December 31, 2012, was less than the ASP floor of $0.10, the Company could have settled this liability by issuing 27,209,779 shares of its common stock if MTDC had exercised the Conversion Option on that date.

On March 10, 2011, WGBM issued 3,233,734 Series C CPS to MTDC in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share (see Note 9). MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. MTDC may appoint one of the seven directors of the subsidiary (in addition to the director they may appoint as the holder of Series A CPS), and an additional independent director may be jointly appointed by MTDC and the Company. Each Series C CPS issued at the initial closing can convert into one share of the Company on April 3, 2014 (this was extended from December 20, 2011, by the MTDCLA), and each Series C CPS issued at the subsequent closing will convert into one share of the Company on the anniversary of that closing, but the Series C may convert at any earlier date following each closing at MTDC’s option.

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at December 31, 2012 and 2011.

NOTE 7.  Preferred Stock

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

As of December 31, 2012, $1,259,742 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $801,534 and $458,208 related to the year ended December 31, 2012 and 2011, respectively.

NOTE 8.  Stock Awards

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

The Company presently issues awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employee of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

and restricted stock units, although no more than 50% of the authorized shares may be granted pursuant to awards of restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

A summary of stock option and restricted stock transactions is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Options	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2011	2,191,821	5,543,893	$1.5218	127,500	$1.6422
2008 Plan Amendment	8,000,000	—	$—	—	$—
Granted	(1,504,635)	1,153,550	$0.6427	351,085	$0.8497
Exercised	—	(324,740)	$0.3220	—	$—
Vested	—	—	$—	(362,944)	$0.8909
Forfeited	1,247,521	(1,140,021)	$1.2928	(110,000)	$1.6050
Canceled	370,364	(925,782)	$1.7061	(641)	$2.3900

Balance at December 31, 2011	10,305,071	4,306,900	$1.3978	5,000	$1.2500
Granted	(9,785,500)	9,724,000	$0.1164	61,500	$0.1385
Vested	—	—	$—	(59,000)	$0.2325
Forfeited	1,471,073	(1,471,073)	$0.5925	—	$—
Canceled	937,342	(1,135,329)	$1.3123	—	$—

Balance at December 31, 2012	2,927,986	11,424,498	$0.4193	7,500	$0.1400

The following table summarizes information concerning outstanding options as of December 31, 2012:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number of	Contractual	Exercise	Intrinsic
Options	Shares	Life (in Years)	Price	Value

Outstanding	11,424,498	5.71	$0.4193	$2,898
Vested and expected to vest	10,262,319	5.66	$0.4502	$2,898
Exercisable	4,123,060	4.82	$0.8747	$2,898

The aggregate intrinsic value in the preceding table represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2012, based on our common stock closing price of $0.03, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The weighted average fair value of options granted in the years ended December 31, 2012 and 2011, was $0.08 and $0.29, respectively. These fair values were estimated using the following assumptions (see also Note 10):

	Year Ended December 31,
	2012	2011

Risk-free interest rate	0.71% - 1.14%	0.79% - 2.24%
Expected term	4.75 Years	4.75 Years
Expected volatility	65.02% - 103.61%	42.44% - 66.83%
Dividend yield	0%	0%

The grant date fair value of options vested in the years ended December 31, 2012 and 2011, was $334,650 and $463,168, respectively. No options were exercised during the year ended December 31, 2012. The Company received $104,566 for the 324,740 options exercised during the year ended December 31, 2011, which had an intrinsic value of $203,399.

The amounts expensed for stock-based compensation totaled $387,892 and $779,029 for the years ended December 31, 2012 and 2011, respectively. The sums expensed include $120 and $130,230 for restricted stock awards to consultants in the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $509,984. This cost is expected to be recognized over an estimated weighted average amortization period of 2.20 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

Fair values at December 31, 2012 and 2011, were estimated to be $102,695 (with the fair value per warrant share ranging from $0.0000006 to $0.02) and $655,219 (with the fair value per warrant share ranging from $0.02 to $0.10), respectively, using a closing stock price of $0.03 and $0.16, respectively, and based on the following assumptions:

	December 31, 2012	December 31, 2011

Risk-free interest rate	0.08% - 0.21%	0.16% - 0.32%
Expected remaining term	0.38 -1.58 Years	1.25 -2.39 Years
Expected volatility	117.58% - 131.42%	80.66% - 85.13%
Dividend yield	0%	0%

During the year ended December 31, 2012, the decrease in the fair value of the warrant derivative liability of $552,524 was recorded as a revaluation gain. In connection with the fundraising in May 27, 2011, members of management, with warrants to purchase a total of 1,051,074 shares with an estimated fair value of $315,803 following anti-dilution adjustments as of that date, waived their right to any future anti-dilution adjustments, so this estimated fair value was transferred to stockholders’ equity. During the year ended December 31, 2011, the remainder of the decrease in the fair value of the warrant derivative liability of $1,269,940 was recorded as a revaluation gain (see Note 10).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of outstanding common stock warrants as of December 31, 2012 is as follows:

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

The warrants expiring in May 2016 were issued in conjunction with the May 2011 Private Placement (see Note 1), and were valued at the time of issuance utilizing the Black-Scholes valuation model, using an exercise price of $0.62, a closing stock price of $0.68 and assuming an estimated volatility of 89.58%, a risk free interest rate of 1.03%, a zero dividend rate and an expected term of 3.5 years. These warrants include the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. This contingent embedded derivative will be accounted for only if such an event should occur.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2012, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 101,686 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2012, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 769,231 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2012, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,265,071 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 180,157 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The 95,368 warrants expiring in December 2015 were issued in December 2010 in conjunction with obtaining a term loan (see Note 5).

The Series C SSA (see Note 6) grants the holders of the Series C CPS the right to subscribe for a further 1,077,911 CPS at a price of $2.3193. Since these Series C CPS would convert into common stock of the Company within one year of the subscription date, this right is, for accounting purposes, equivalent to a warrant to purchase the Company’s common stock.

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Assets:
Cash and cash equivalents	$6,328,753	$—	$—	$6,328,753

Total assets	$6,328,753	$—	$—	$6,328,753

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial Assets:
Cash and cash equivalents	$15,117,172	$—	$—	$15,117,172

Total assets	$15,117,172	$—	$—	$15,117,172

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$655,219	$655,219

Conversion element of promissory notes	—	—	1,931,295	1,931,295

Conversion element of Series B CPS	—	—	1,245,101	1,245,101

Series A CPS derivative liabilities	—	—	2,135,715	2,135,715

Total liabilities	$—	$—	$5,967,330	$5,967,330

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(552,524)	(1,656,367)	(34,192)	(1,516,063)	(3,759,146)
Settlements	—	—	—	—	—
Balance at December 31, 2012	$102,695	$274,928	$1,210,909	$619,652	$2,208,184

Total gains (losses) included in other income and expenses attributable to liabilities still held as of December 31, 2012	$552,524	$1,656,367	$34,192	$1,516,063	$3,759,146

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2011	$2,240,962	$—	$194,088	$—	$2,435,050
Issuances	—	11,495,163	—	2,198,828	13,693,991
Revaluation (gains) losses included in other income and expenses	(1,269,940)	(8,989,945)	1,051,013	(63,113)	(9,271,985)
Settlements	(315,803)	(573,923)	—	—	(889,726)
Balance at December 31, 2011	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330

Total gains (losses) included in other income and expenses attributable to liabilities still held as of December 31, 2011	$1,324,165	$8,989,945	$(1,051,013)	$63,113	$9,326,210

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes, the conversion element of the Series B CPS and the Series A CPS derivative liabilities are discussed in Notes 9, 5, 6 and 6, respectively. The principal assumptions used, and their impact on valuations, are as follows:

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the instrument. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. To the extent that Company’s common stock has not been traded for as long as the expected remaining term of the instrument, the Company uses a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s common stock has been traded for longer than the expected remaining term of the instrument, equal weighting is applied to this weighted average and to the Company’s own historic volatility over the same term to determine expected volatility. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

NOTE 11.  Cash Flow Information

Cash paid during the years ended December 31, 2012 and 2011, is as follows (interest paid in the year ended December 31, 2011, excludes $178,585 which was paid to Oxford relating to termination of the term loan and was expensed as interest, as described in Note 5):

	Year Ended December 31,
	2012	2011

Interest	$—	$127,062

Income taxes paid	$41,567	$24,817

Income taxes (received)	$(25,539)	$—

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2012 and 2011, is as follows:

	Year Ended December 31,
	2012	2011

Warrant derivative liabilities transferred to equity on waiver of future anti-dilution rights	$—	$315,803

Conversion element of convertible promissory notes transferred to equity on modification of terms (See Note 5)	$—	$573,923

Conversion element bifurcated on issuance of convertible promissory notes	$—	$11,495,163

Interest converted to principal on convertible promissory notes	$801,645	$460,383

Beneficial conversion feature related to Series A-1 Convertible Preferred Stock	$—	$9,250,009

Inventory transferred to property and equipment	$—	$750,501

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	$—	$(15,242)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 12.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Current:
Federal	$—	$—
State	5,726	—
Foreign	(27,179)	27,247

Total Current	$(21,453)	$27,247

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Deferred	$—	$—

Provision for income taxes	$(21,453)	$27,247

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Provision for income taxes at federal statutory rate	$(2,787,359)	$(4,460,063)
Federal research and development tax credits	(94,794)	(160,003)
Expenses not deductible, income not taxable	(473,203)	(2,705,607)
Foreign loss taxed at lower rates	164,828	232,280
Change in federal valuation allowance	3,169,075	7,120,640

Provision for income taxes	$(21,453)	$27,247

The components of the deferred tax assets as of December 31, 2012 and 2011, are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$25,034,778	$21,588,554
Capitalized start-up cost and research and development cost	607,983	891,708
Research and development tax credit	1,389,625	1,239,795
Depreciation on property and equipment	(156,361)	(366,292)
Stock-based compensation	405,742	677,381
Reserves and accruals	719,909	666,336

Total deferred tax asset	28,001,676	24,697,482

Valuation allowance	(28,001,676)	(24,697,482)

Net deferred tax assets	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following deferred income taxes were provided for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$3,446,224	$6,635,471
Capitalized start-up cost and research and development cost	(283,725)	127,807
Research and development tax credit	149,830	(274,775)
Depreciation on property and equipment	209,931	(476,501)
Stock-based compensation	(271,639)	677,381
Reserves and accruals	53,573	519,602
Valuation allowance	(3,304,194)	(7,208,985)

Net deferred income taxes	$—	$—

Management believes that, based on a number of factors, it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. At December 31, 2012, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $64,200,000 and $54,800,000, respectively, and foreign operating loss carry-forwards of approximately $3,200,000. The federal and state NOLs will expire in various periods from 2026 through 2032.

At December 31, 2012, the Company had research and development tax credits of approximately $800,000 and $900,000 available to offset future income taxes, if any, for federal and California state purposes, respectively. These federal tax credits will expire in various periods from 2027 through 2032 and the California state tax credits can be carried forward indefinitely.

Utilization of NOLs and tax credit carry-forwards may be subject to substantial limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of NOLs and tax credits before utilization.

The Company files U.S. federal and various state income tax returns. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits. As a result of the Company’s NOL carry-forwards, all tax years from 2006 through 2012 remain subject to federal and state tax examination.

The Company has established tax reserves for uncertain tax positions totaling $721,000 and $645,000 as of December 31, 2012 and 2011, respectively. A reconciliation of the change in unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011
Beginning Balance	$645,000	$—
Additions based on tax positions related to prior years	—	497,000
Additions based on tax positions related to the current year	76,000	148,000
Ending Balance	$721,000	$645,000

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following outstanding stock options and warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Common share equivalents issuable upon exercise of common stock options	121,032	247,294

Shares issuable upon vesting of restricted stock	18,695	54,082

Shares issuable upon conversion of Series A CPS	27,799,325	23,844,479

Shares issuable upon conversion of Series B CPS	39,215,686	9,263,548

Shares issuable upon conversion of Series C CPS	3,233,734	2,631,285

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	31,019,035	17,788,797

Shares issuable upon conversion of convertible promissory notes	28,309,426	16,231,668

Total common share equivalents excluded from denominator for diluted earnings per share computation	129,716,933	70,061,153

NOTE 14.  Segment Information, Geographic Data, and Significant Customers

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company presently has only one operating segment.

Revenue by geographic areas for the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011

United States	$495,547	$207,045
International:
Europe(1)	47,159	297,371
Asia	43,470	18,515

Total revenue	$586,176	$522,931
__________

(1)  Sales to Europe in 2011 included approximately $270,000 to Belgium.

Revenues are attributed to geographical areas based on where the Company’s products are shipped.

Long-lived assets by geographic areas as of December 31, 2012 and 2011, are as follows:

	2012	2011

United States	$690,454	$1,387,283
Malaysia	183,608	326,807

Total long-lived assets	$874,062	$1,714,090

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Customers accounting for more than 10% of either total revenues during the years ended December 31, 2012 or 2011, or accounts receivable as at December 31, 2012 or 2011, are tabulated as follows:

	Revenues, Year Ended December 31,				Accounts Receivable, December 31,
	2012		2011		2012		2011

Customer A	$146,000	25%	$—	—	$140,000	45%	$—	—
Customer B	$131,465	22%	$628	0%	$—	—	$628	2%
Customer C	$124,473	21%	$—	—	$150,145	49%	$—	—
Customer D	$—	—	$269,609	52%	$—	—	$—	—
Customer E	$—	—	$66,750	13%	$—	—	$11,250	38%
Customer F	$19,185	3%	$57,492	11%	$15,000	5%	$9,700	33%
Customer G	$—	—	$2,975	1%	$—	—	$2,975	10%

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

NOTE 17.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2012 and 2011 is as follows:

	Year Ended December 31, 2012
	First	Second	Third	Fourth

Revenue	$73,233	$20,158	$176,608	$316,177
Gross profit (loss)	$(17,172)	$9,568	$32,281	$140,622
Net gains (losses) on derivative revaluations	$1,076,721	$1,485,470	$(385,209)	$1,582,164
Net income (loss)	$(2,904,695)	$(1,269,630)	$(2,967,580)	$(1,034,757)
Net income (loss) attributable to common stockholders	$(3,101,360)	$(1,468,754)	$(3,169,192)	$(1,238,890)
Net income (loss) per share – basic and diluted	$(0.07)	$(0.04)	$(0.08)	$(0.03)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Year Ended December 31, 2011
	First	Second	Third	Fourth

Revenue	$351,032	$44,905	$89,088	$37,906
Gross profit (loss)	$210,083	$30,963	$(403,158)	$(716,861)
Net gains (losses) on derivative revaluations	$381,829	$(1,619,723)	$8,624,976	$1,884,903
Net income (loss)	$(3,803,829)	$(9,209,548)	$3,580,921	$(3,712,622)
Net income (loss) attributable to common stockholders	$(3,867,949)	$(18,590,846)	$3,222,282	$(3,601,540)
Net income (loss) per share – basic	$(0.09)	$(0.45)	$0.08	$(0.09)
Net income (loss) per share – diluted	$(0.09)	$(0.45)	$0.03	$(0.09)

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework while utilizing the additional guidance contained in COSO’s Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment of the effectiveness of our internal control over financial reporting has not identified any material weaknesses as of December 31, 2012, and management concluded that our internal controls over financial reporting were effective as of December 31, 2012.

Attestation Report of Registered Public Accounting Firm

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

During 2012, we designed and implemented procedures in the Company’s finance department that remediated the risks related to inadequate segregation of duties. These procedures included the retention of adequately qualified staff, the full implementation of approval procedures for all journal entries and account reconciliations, and increased management oversight of financial reporting. This constitutes a material change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This was done to address a material weakness relating to not adequately dividing, or compensating for, incompatible functions among personnel that was previously identified in Item 9A in our Report on Form 10-K for the year ended December 31, 2011, and in Item 4 of each of our Forms 10-Q filed in fiscal 2012.

Other than this change, there was no material change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers:

Name	Age	Position
Alnoor Shivji	56	Chairman of the Board
Robert Coradini	53	Director
Scott Davidson	43	Director
Dr. R. Dean Hautamaki	50	Director
Makoto Kaneshiro	54	Director
Joel Kanter	56	Director
Joseph Pesce	64	Director
Dr. Timothy Triche	68	Director
Ivan Trifunovich	50	Chief Executive Officer, President and Director
John Harland	61	Chief Financial Officer and Vice President of Finance

Our bylaws provide that the Company’s board of directors (the “Board”) will consist of between one and fifteen members, with the number of directors determined from time to time by our Board. The number of directors is currently set at nine. Our directors hold office for one-year terms until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Any vacancies occurring in the Board between annual meetings may be filled by the vote of a majority of the remaining directors. Our officers are appointed by the Board and serve at the discretion of the Board.

There are no family relationships among our directors and executive officers. Pursuant to the Purchase Agreement entered into by the Company with investors (“Investors”) in connection with the May 2011 Private Placement and a subsequent letter agreement, for as long as at least 50% of the shares of Series A Preferred or 50% of the aggregate principal amount of the convertible promissory notes (the “Notes”) issued in connection with the May 2011 Private Placement remain outstanding, the Company and each Investor who is a current member of the Company’s management or board of directors is required to use reasonable best efforts to ensure that (including with respect to such Investors, by voting (or consenting with respect thereto) any shares of common stock then owned by them accordingly) two individuals, as may be designated by Great Point Partners, LLC from time to time, are elected as members of the Board. Mr. Davidson and Mr. Pesce are each Managing Directors of Great Point Partners, LLC, and were designated by Great Point Partners to serve as members of the Board.

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

Robert Coradini, Director.  Mr. Coradini has served as our director since October 2009. He has over twenty years of experience in the healthcare industry and has focused on turnarounds, mergers & acquisitions and building global businesses. Mr. Coradini has served as a chief executive and company president for various subsidiaries of the Johnson & Johnson Company since 1996, including service as President, New Ventures of Johnson & Johnson Consumer Group of Companies from 2005 until May 2009, service as World Wide President of Cardiovations / Ethicon from 2003 until 2005, service as President of LifeScan from 2000 to 2003 and as President of Cordis Endovascular from 1997 through 1999. Mr. Coradini was also head of Business Development for Johnson & Johnson Medical Devices & Diagnostic group from 1999 through 2000. Prior to joining Johnson & Johnson, Mr. Coradini was business manager for GE Medical Systems, Inc. Mr. Coradini currently serves on the board of directors of Mela Sciences, a publicly traded medical device company and does advisory work for a number of private healthcare companies. Mr. Coradini has his MBA with a concentration in Finance, Marketing & International Business from Columbia University Graduate School of Business and a B.A. in Biology & Economics, with High Distinctions in Economics, from the University of Rochester.

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

Joel Kanter, Director.  Mr. Kanter has served as our director since June 2007. He has been in the financial services industry for over three decades and has focused on providing equity and bridge financing to small and mid-size companies. He has served as President of Windy City, Inc., a privately held investment firm, and as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Mr. Kanter currently serves on the boards of directors of several public companies, including Dr. Tattoff, Inc., Magna-Lab, Inc. and Medgenics, Inc., as well as a number of private concerns. Mr. Kanter has a B.A. in Political Science and a B.A. in Psychology from Tulane University.

Joseph Pesce, Director.  Mr. Pesce has served as our director since January 2012. Mr. Pesce has served as a Managing Director and Operating Partner of Great Point Partners, LLC since January 2011. Previously, he served as Managing Director and Chief Risk Officer of Thomas H. Lee Partners, L.P. from June 2010, prior to which he had served as its Chief of Operations from May 2006 and as its Chief Financial Officer from July 2001, when he joined the firm. Prior to that, Mr. Pesce spent over 25 years in senior financial positions in high technology, healthcare and consulting services companies. Mr. Pesce is a Certified Public Accountant, and he holds an A.B. in Mathematics from Boston College and an M.B.A. from Wharton School of the University of Pennsylvania.

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

Ivan Trifunovich, Chief Executive Officer, President and Director.  Dr. Trifunovich has served as our Chief Executive Officer, President and director since March 2012. Dr. Trifunovich served as President, Chief Executive Officer and Chairman of the Board of Helicos BioSciences Corporation9 from October 2010 to September 2012. Since August 2008, Dr. Trifunovich has served as a strategic consultant to global companies in the life sciences industry. Previously, Dr. Trifunovich served as the Senior Vice President of Third Wave Technologies, Inc., a molecular diagnostics company, from December 2001 through August 2008. Prior to joining Third Wave Technologies, Inc., Dr. Trifunovich held successive positions as Vice President of e-Business and Vice President of Research Strategy and Operations at Pharmacia Corp. Prior to joining Pharmacia, Dr. Trifunovich was a Director of New Product Marketing at Johnson & Johnson, Inc. He began his career at Bristol-Myers Squibb, Inc. as a bench scientist, where he held several positions of increasing responsibility. Dr. Trifunovich received his Ph.D. in organic chemistry at UCLA and an M.B.A. at the University of Pennsylvania’s Wharton School of Business.

9	In November 2012, Helicos BioSciences Corporation filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

John Harland, Chief Financial Officer and Vice President of Finance.  Mr. Harland has served as our Chief Financial Officer and Vice President of Finance since March 2012, and joined us as our Director of Finance and Controller in June 2011. Mr. Harland has 29 years of experience in senior financial roles at biotechnology, medical device and other high-technology companies. Prior to joining the Company, from April 2010 to June 2011, he served as a financial consultant to emerging growth companies. From October 2008 to April 2010, he served as vice president, finance and administration for Trinity Biosystems, Inc., and from June 2006 to October 2008, he served as chief financial officer for Light Dimensions, Inc., a maker of LED-based skincare devices. Mr. Harland has served as chief financial officer for four companies that completed initial public offerings during his term of service, including Alliance Fiber Optic Products, Inc., Neurobiological Technologies, Inc., Cardiovascular Imaging Systems, Inc. and Circadian, Inc. Mr. Harland began his career as an auditor at Arthur Young & Company and holds an M.A. in Business Studies and Natural Sciences from Cambridge University and an M.B.A. in Taxation and Finance from Golden Gate University.

Committees

The Board has five standing committees: the Audit Committee, the Nominating and Corporate Governance Committee; the Compensation Committee; the Finance Committee; and the Applications and Diagnostic Committee.

Audit Committee

Our Audit Committee is authorized to: approve the firm to be engaged as our independent registered public accounting firm for the next fiscal year; review with our independent registered public accounting firm the scope and results of their audit and any related management letter; consult with our independent registered public accounting firm and our management with regard to our accounting methods and adequacy of our internal controls over financial reporting; approve the professional services rendered by our independent registered public accounting firm; review the independence, management consulting services and fees of our independent registered public accounting firm; inquire about significant risks or exposures and methods to minimize such risk; ensure effective use of audit resources; and prepare and supervise the SEC reporting requirements. The Board has adopted an Audit Committee Charter, a copy of which is on our website, www.wafergen.com. The Audit Committee currently consists of Dr. Hautamaki, Mr. Kanter (Chairman) and Mr. Pesce. The Board has concluded that Mr. Kanter meets the definition of “audit committee financial expert” as such term is defined by SEC rules and has determined that Mr. Kanter is independent under the rules of the NASDAQ Stock Market (see “Director Independence” below).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is appointed by the Board (i) to oversee the selection of new directors, (ii) to oversee the function of the Board in its committees and (iii) to evaluate the Board’s performance as well as the relationship between the Board and our management. The Nominating and Corporate Governance Committee considers several factors in evaluating candidates for nomination to the Board of Directors, including the candidate’s knowledge of the Company and its business and the candidate’s business experience and credentials. The Board has adopted a Nominating and Corporate Governance Committee Charter, a copy of which is available on our website, www.wafergen.com. The Nominating and Corporate Governance Committee currently consists of Mr. Coradini (Chairman), Dr. Hautamaki, Mr. Kaneshiro and Mr. Kanter.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of our executive officers and directors. The Compensation Committee, among other things, (i) reviews and approves our compensation programs and arrangements, (ii) determines the objectives of our executive officer compensation programs, (iii) ensures appropriate corporate performance measures and goals regarding executive officer compensation are set and determines the extent to which they are achieved and any related compensation earned and (iv) monitors the administration of our incentive-compensation plans and equity-based plans as in effect and as adopted from time to time by the Board. The Board has adopted a Compensation Committee Charter, a copy of which is available on our website, www.wafergen.com. The Compensation Committee currently consists of Mr. Coradini, Mr. Kaneshiro and Mr. Kanter (Chairman).

Finance Committee

The Finance Committee was formed to oversee areas of finance, including budget development and execution, tracking and evaluating performance, closely monitoring cash, evaluating potential strategic transactions and conducting other financing activities. The Board has adopted a Finance Committee Charter, a copy of which is available on our website, www.wafergen.com. The Finance Committee currently consists of Mr. Coradini, Mr. Davidson, Mr. Kanter and Mr. Pesce.

Applications and Diagnostic Committee

The Applications and Diagnostic Committee is charged with identifying and negotiating high value applications for the Company’s diagnostics platform. The Applications and Diagnostic Committee currently consists of Mr. Davidson, Dr. Hautamaki, Mr. Shivji and Dr. Triche (Chairman).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of copies of such filings, we believe that all reporting persons complied on a timely basis with all Section 16(a) filing requirements during the year ended December 31, 2012, except as described below:

Name	No. of Late Reports	No. of Transactions That Were Not Reported on a Timely Basis	Failure to File a Required Form
John Harland	1	1	0
Alnoor Shivji	1	2	0

Code of Ethics

Our Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company’s principal executive officer, principal financial officer and principal accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics set forth written standards that are designed to deter wrongdoing and promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s personnel shall be accorded full access to our Chief Compliance Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company’s personnel are to be accorded full access to the Board if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president, secretary, and chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state security laws. Any employee who becomes aware of any incident involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company’s president, secretary, or chief financial officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, secretary, or chief financial officer, the incident must be reported to the Audit Committee. Any failure to report such inappropriate or irregular conduct of other employees is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is available on our website, www.wafergen.com.

Item 11.  Executive Compensation

The following table presents summary information regarding the compensation of (i) our principal executive officer, (ii) our other executive officer who was serving as an executive officer at the end of 2012 and (iii) our two former executive officers who jointly served as our principal executive officer during 2012, neither of whom were serving as executive officers at the end of 2012 (such officers are referred to herein as our “Named Executive Officers”) for the years ended December 31, 2012 and 2011.

	(b) Fiscal	(c) Salary		(d) Bonus	(e) Stock Awards(5)	(f) Option Awards(6)	(i) All Other Compensation		(j) Total
(a) Name and Principal Position	Year	($)		($)	($)	($)	($)		($)
Ivan Trifunovich	2012	$293,182	(1)	$—	$—	$299,511	$—		$592,693
Chief Executive Officer, President and Director
John Harland	2012	$192,700	(2)	$10,000	$––	$42,044	$—		$244,744
Chief Financial Officer and Vice President of Finance
Mona Chadha	2012	$55,690	(3)	$—	$—	$––	$134,783	(3)	$190,473
Former Office of the President, Chief Operating Officer, Executive Vice President of Marketing and Business Development and Secretary	2011	$230,846		$149,375	$28,125	$––	$––		$408,346
Donald Huffman	2012	$53,320	(4)	$—	$—	$––	$67,837	(4)	$121,157
Former Office of the President and Chief Financial Officer	2011	$225,000		$49,215	$7,071	$––	$––		$281,286
__________

(1)	Mr. Trifunovich joined the Company on March 8, 2012, and an annual salary of $360,000 commenced on that date pursuant to such executive officer’s employment agreement with us.

(2)	Mr. Harland became an executive officer on March 26, 2012, and his annual salary of $200,000 commenced on that date pursuant to such executive officer’s employment agreement with us.

(3)
Ms. Chadha’s employment with us was terminated on March 26, 2012. In connection with her separation agreement effective March 26, 2012, the Company paid such former executive $117,500 in severance payments and $17,283 in vacation payments in 2012.

(4)
Mr. Huffman’s employment with us was terminated on March 26, 2012. In connection with his separation agreement effective March 26, 2012, the Company paid such former executive $56,250 in severance payments and $11,587 in vacation payments in 2012.

(5)
Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For more information, see Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Stock Awards” to the Financial Statements contained in Item 8 in this Report.

(6)
Amounts in this column reflect the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For more information, see Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Stock Awards” to the Financial Statements contained in Item 8 in this Report.

Outstanding Equity Awards at Fiscal Year-End 2012

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options	Options	Price	Expiration
Name	Exercisable (#)	Unexercisable (#)	($)	Date
Ivan Trifunovich	—	3,000,000 (1)	0.140	3/8/2019
John Harland	26,250	43,750 (2)	0.320	9/19/2018
	160,417	389,583 (3)	0.106	5/17/2019
__________

(1)
Represents the unvested portion of an option grant that vests as follows: 1/3rd of the shares vest when the optionee completes 12 months of continuous service after the vesting start date (March 8, 2012), and an additional 1/12th of the shares vest when the optionee completes each full three months of continuous service thereafter.

(2)	Represents the unvested portion of an option grant that vests as follows: 1/48th of the shares vest when the optionee completes each full month of continuous service through June 13, 2015.

(3)	Represents the unvested portion of an option grant that vests as follows: 1/48th of the shares vest when the optionee completes each full month of continuous service through October 5, 2015.

Employment Agreements

Ivan Trifunovich

In connection with Dr. Trifunovich’s appointment as our President, Chief Executive Officer and director, we entered into an executive employment agreement, effective March 8, 2012. Under the employment agreement, Dr. Trifunovich receives an annual base salary of $360,000 per year, and he is eligible to earn an annual performance bonus of up to 50% of his then current base salary in accordance with an annual incentive plan to be established by the Company’s compensation committee or the Board. In addition, under the employment agreement, Dr. Trifunovich was granted an initial option grant of 3,000,000 shares of our common stock with an exercise price equal to $0.14 per share, with one-third of the shares subject to the option vesting on the first anniversary of Dr. Trifunovich’s employment with the Company and the remaining shares vesting in eight equal quarterly installments over the two years following the first anniversary of the grant date. Dr. Trifunovich is entitled to additional annual option awards at the beginning of each year as necessary to bring his fully diluted equity interest in the Company to 5% at the time of each such grant pursuant to the terms of his employment agreement. All of Dr. Trifunovich’s unvested options granted under his employment agreement will accelerate in the event of a change of control or if his employment is terminated (except in the case of his resignation without good reason or his termination by the Company for cause).

In addition, in the event Dr. Trifunovich is terminated without cause or resigns for good reason, he is entitled to 24 months of his then-current base salary, of which one-half of such amount shall be paid in a single lump-sum amount, less applicable withholdings, and the remaining one-half of such amount shall be paid in the form of salary continuation on the Company’s regular payroll schedule, less applicable withholdings, over 18 months. In addition, if he is terminated without cause or resigns for good reason within 3 months prior to or 12 months following a change of control of the Company, he is also entitled to receive an additional supplemental severance payment equal to the product of (i) 50% of his then-current base salary, multiplied by (ii) two, which supplemental severance payment amount shall be paid in a single lump-sum amount, less applicable withholdings. Dr. Trifunovich’s entitlement to such severance amounts are subject to his execution of a release of claims in favor of the Company.

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

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2012.

	(b) Fees Earned
	or Paid	(c) Stock	(d) Option	(g) All Other
	in Cash	Awards (1)	Awards (2)	Compensation		(h) Total
(a) Name	($)	($)	($)	($)		($)
Robert Coradini	3,750	1,400	12,801	—		17,951
Scott Davidson	—	—	11,467	—		11,467
Dr. R. Dean Hautamaki	7,500	1,400	12,801	—		21,701
Makoto Kaneshiro	3,750	1,400	12,801	—		17,951
Joel Kanter	11,250	1,400	14,712	—		27,362
Joseph Pesce	—	—	11,467	—		11,467
Alnoor Shivji	3,750	1,400	12,801	231,845	(3)	249,796
Dr. Timothy Triche	3,750	1,400	21,633	118,800	(4)	145,583
__________

(1)
Amounts in this column reflect the aggregate grant date fair value of stock awards granted in the fiscal year computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For more information, see Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Stock Awards” to the Financial Statements contained in Item 8 in this Report. On January 3, 2012, Messrs. Coradini, Kaneshiro, Kanter and Shivji and Drs. Hautamaki and Triche were each granted 10,000 shares of restricted stock, of which 5,000 vested immediately and 1,250 vest every three months through January 3, 2013. Each of these awards had a grant date fair value of $1,400. As of December 31, 2012, the aggregate number of outstanding restricted stock held by each of these six non-employee directors was 1,250.

(2)
Amounts in this column reflect the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For more information, see Note 2, “Summary of Significant Accounting Policies—Stock-Based Compensation” and Note 8, “Stock Awards” to the Financial Statements contained in Item 8 in this Report. On January 3, 2012, Messrs. Coradini, Kaneshiro, Kanter and Shivji and Drs. Hautamaki and Triche were each granted an option to purchase 20,000 shares of common stock, of which 5,000 vest every three months through January 3, 2013. Each of these awards had a grant date fair value of $1,334. On March 1, 2012, Dr. Triche was granted an option to purchase 100,000 shares of common stock, immediately vested, which had a grant date fair value of $8,832. On May 17, 2012, each non-employee member of the Board except Mr. Kanter was granted an option to purchase 150,000 shares of common stock, of which 25% vest on each of July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Each of these awards had a grant date fair value of $11,467. On May 17, 2012, Mr. Kanter was granted an option to purchase 175,000 shares of common stock, of which 25% vest on each of July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013, which had a grant date fair value of $13,378. As of December 31, 2012, the aggregate number of outstanding options held by each non-employee director was 250,000 for Mr. Coradini, 150,000 for Mr. Davidson, 560,000 for Dr. Hautamaki, 280,000 for Mr. Kaneshiro, 305,000 for Mr. Kanter, 150,000 for Mr. Pesce, 511,666 for Mr. Shivji and 318,000 for Dr. Triche.

(3)
Mr. Shivji resigned as Chief Executive Officer of the Company effective October 19, 2011, and continued to serve the Company as a consultant, for which he was paid $2,500 per month, until October 19, 2012. The amount in this column includes $24,032 for consultancy fees and $207,813 in severance that was paid in fiscal 2012 in connection with his service as Chief Executive Officer.

(4)
Prior to joining the Board in February 2011, Dr. Triche served as a member of our Scientific Advisory Board. He continues to serve the Company as a consultant and the amount in this column represents consultancy fees.

Effective as of April 1, 2012, the board of directors approved the following annual compensation for all non-employee directors:

Each non-employee director shall receive annually a stock option to purchase 150,000 shares of our common stock, or, in the case of the chairperson of our Audit Committee, 175,000 shares of our common stock, with 25% of the shares subject to the stock option vesting each quarter following April 1 of the year of grant.

In addition, in March 2012 the Board approved of the compensation to be paid to Dr. Triche as chair of the Applications and Diagnostics Committee as follows: upon initial appointment to such committee, Dr. Triche received an option to purchase 100,000 shares of the Company’s common stock, which option was 100% vested upon grant.

Non-employee directors are also reimbursed for traveling expenses, if any, related to attending Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees, as of December 31, 2012:

Number of
Securities
Remaining
	Number of		Available for
	Securities		Future Issuance
	to Be		Under Equity
	Issued Upon		Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,424,498	$0.42	$2,927,986
Equity compensation plans not approved by security holders	—	—	—
Total	11,424,498	$0.42	$2,927,986

Additional information regarding our equity compensation plans is provided in Note 8 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o WaferGen Bio-systems, Inc., 7400 Paseo Padre Parkway, Fremont, CA 94555. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 20, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned (1)
5% Holders:
The Shivji Family Trust dated June 12, 2000	4,701,323	(2)	10.74%
Entities affiliated with Deerfield Management Co., L.P. Series C	4,623,493	(3)	9.99%
Entities affiliated with Great Point Partners, LLC	4,623,493	(4)	9.99%
Merlin Nexus III, LP	4,623,493	(5)	9.99%
William L. Collins	4,340,727	(6)	9.79%
Directors and Executive Officers:
Alnoor Shivji	8,602,305	(7)	19.13%
Robert Coradini	1,641,297	(8)	3.82%
Ivan Trifunovich	1,000,000	(9)	2.34%
Joel Kanter	972,488	(10)	2.29%
Dr. R. Dean Hautamaki	886,943	(11)	2.10%
Dr. Timothy Triche	315,000	(12)	*
Makoto Kaneshiro	310,000	(13)	*
John Harland	251,250	(14)	*
Scott Davidson	150,000	(15)	*
Joseph Pesce	150,000	(15)	*
Directors and Executive Officers as a Group (10 persons)	14,279,283		28.59%
__________

*	Less than 1%

(1)	Based on 41,680,902 shares of our common stock issued and outstanding as of March 20, 2013.

(2)
Includes 384,615 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, 379,866 shares of common stock issuable on conversion of Convertible Promissory Notes and 1,323,290 shares of common stock issuable upon the exercise of currently exercisable warrants. Alnoor Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust dated June 12, 2000 (“The Shivji Family Trust”). Its address is 692 Hillcrest Terrace, Fremont, CA 94539. See also footnote (7) in this section.

(3)
Consists of 4,623,493 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock collectively owned by each of Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund L.P. (collectively, the “Deerfield Owners”). Does not include (i) 8,357,275 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (ii) 12,820,506 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (iii) 24,822,876 shares of common stock issuable upon the exercise of warrants collectively owned by the Deerfield Owners. The provisions of such preferred stock and warrants restrict the conversion and exercise, respectively, of such preferred stock and warrants to the extent that, after giving effect to such conversion or exercise, the holder of the preferred stock and warrants and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.985% and 9.98%, respectively, of the number of shares of Common Stock of the Issuer outstanding immediately after giving effect to such conversion or exercise, respectively (the “Ownership Cap”). Therefore, the reporting persons could be deemed to beneficially own such number of shares underlying such preferred stock and warrants as would result in total beneficial ownership by such reporting persons up to the Ownership Cap of 9.985%. James E. Flynn has the power to vote or dispose of the securities held by each of the Deerfield Owners, and his address is c/o Deerfield Management Co., L.P. Series C, 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)
Consists of 4,623,493 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock collectively owned by each of Biomedical Value Fund, LP (“BVF”), Biomedical Offshore Value Fund, Limited (“BOVF”), Biomedical Institutional Value Fund, LP (“BIVF”), Lyrical Multi-Manager Fund, LP (“Lyrical”), Lyrical Multi-Manager Offshore Fund, Ltd., (“LMMO”), Class D Series of GEF-PS, LP (“GEF-PS”), David J. Morrison (“Morrison”), WS Investments III, LLC (“WS”), Thomas C. Jay QPERT (“QPERT”), Carolyn Jay Trust (“Carolyn Trust”), Jeffrey Jay Jr. Trust (“Jay Trust”) and Jeffrey and Mary Ellen Jay (“Jay,” and together with QPERT, Carolyn Trust and Jay Trust, the “Jay Owners”). Does not include (i) 8,116,896 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (ii) 12,583,090 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (iii) 24,363,196 shares of common stock issuable upon the exercise of warrants collectively owned by each of BVF, BOVF, BIVF, Lyrical, LMMO, GEF-PS, Morrison, WS and the Jay Owners, the conversion or exercise of which would result in total beneficial ownership by such reporting persons exceeding the Ownership Cap of 9.985%. Great Point Partners, LLC is the investment manager with respect to the shares beneficially owned by each of BVF, BOVF, BIVF, Lyrical, LMMO, GEF-PS, Morrison, and WS. Jeffrey R. Jay has the sole voting and sole dispositive power with respect to the shares beneficially owned by the Jay Owners. All of these funds are administered by Great Point Partners, LLC, whose address is 165 Mason Street, 3rd Floor, Greenwich, CT 06830. See also footnote (15) in this section.

(5)
Consists of (i) 2,403,846 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock, and (ii) 2,219,647 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes. Does not include (i) 154,521 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, and (ii) 4,596,829 shares of common stock issuable upon the exercise of warrants, the exercise of which would result in total beneficial ownership by such reporting person exceeding the Ownership Cap of 9.985%. The address of Merlin Nexus III, LP is 424 West 33rd Street, Suite 520, New York, NY 10001.

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

(7)
Consists of (i) 2,554,529 shares of common stock, (ii) 615,385 shares of common stock issuable upon the exercise of currently exercisable warrants, (iii) 511,666 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iv) 2,613,552 shares of common stock held by The Shivji Family Trust, (v) 384,615 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock held by The Shivji Family Trust, (vi) 379,866 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes held by The Shivji Family Trust, (vii) 1,323,290 shares of common stock issuable upon the exercise of currently exercisable warrants held by The Shivji Family Trust, (viii) 48,333 shares of common stock held by each of the Shivji Children’s Trust fbo Zahra Shivji, the Shivji Children’s Trust fbo Suraya Shivji and the Jameel Shivji Irrevocable Trust (the “Shivji Children’s Trusts”), and (ix) 24,801 shares of common stock issuable upon the exercise of currently exercisable warrants held by each of the three Shivji Children’s Trusts. Mr. Shivji and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust and each of the three Shivji Children’s Trusts (together, the “Shivji Trusts”). Mr. Shivji disclaims beneficial ownership of the securities held by each of the Shivji Trusts, except to the extent he has a pecuniary interest therein. See also footnote (2) in this section.

(8)
Consists of (i) 314,391 shares of common stock, (ii) 240,384 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (iii) 237,416 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, (iv) 599,106 shares of common stock issuable upon the exercise of currently exercisable warrants, and (v) 250,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(9)
Consists of 1,000,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 2,000,000 shares of common stock that are not exercisable within 60 days.

(10)
Consists of (i) 30,000 shares of common stock, (ii) 96,153 shares of common stock issuable on conversion of Series A-1 Convertible Preferred Stock, (iii) 94,966 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes, (iv) 183,873 shares of common stock issuable upon the exercise of currently exercisable warrants, (v) 305,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (vi) 75,000 shares of common stock held by the Kanter Family Foundation, (vii) 48,076 shares of common stock issuable on conversion of Series A-1 Preferred Stock held by the Kanter Family Foundation, (viii) 47,483 shares of common stock issuable on conversion of Series A-2 Convertible Preferred Stock on conversion of Convertible Promissory Notes held by the Kanter Family Foundation, and (ix) 91,937 shares of common stock issuable upon exercise of currently exercisable warrants held by the Kanter Family Foundation. Mr. Kanter has voting control and investment power over, but disclaims beneficial ownership of, the securities owned by the Kanter Family Foundation.

(11)
Consists of (i) 13,750 shares of common stock, (ii) 560,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days, (iii) 226,883 shares of common stock held by Cojack Investment Opportunities, LLC (“Cojack”), and (iv) 86,310 shares of common stock issuable upon the exercise of currently exercisable warrants held by Cojack.

(12)
Consists of (i) 10,000 shares of common stock, and (ii) 305,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 13,000 shares of common stock that are not exercisable within 60 days.

(13)	Consists of (i) 30,000 shares of common stock, and (ii) 280,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(14)
Consists of 251,250 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Excludes options to purchase 368,750 shares of common stock that are not exercisable within 60 days.

(15)
Consists of 150,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Scott Davidson and Joseph Pesce do not beneficially own any shares of WaferGen Bio-systems, Inc. Their options are held solely as nominees for funds managed by Great Point Partners, LLC (whose interests are recorded in footnote (4) in this section), of whom they are both managing directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

May 2011 Private Placement

On May 27, 2011, we sold 2,937,500 shares of Series A-1 Convertible Preferred Stock, convertible promissory notes in the principal amount of $15,275,000 and warrants to purchase an aggregate of up to 56,173,248 shares of our common stock (collectively, the “Series A Securities”) in a private placement for an aggregate purchase price of $30,550,000. Subject to certain ownership limitations, shares of Series A-1 Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $0.52, the convertible promissory notes are convertible into shares of common stock at a conversion price of $0.57 and the warrants are exercisable at an exercise price of $0.62 per share. The warrants expire on May 27, 2016, five years after the issuance date, and under certain circumstances are exercisable using cashless exercise. Under registration rights agreements entered in connection with the sale of the units, the purchasers are entitled “piggyback” registration rights.

As indicated in the below table, the purchasers included certain persons who, to our knowledge, own more than 5% of our common stock, and directors:

	Shares of
	Series A-1
	Convertible	Convertible
	Preferred	Promissory
Name of Beneficial Owner	Stock	Notes	Warrants
5% Holders:
Entities affiliated with Deerfield Management Co., L.P. Series C (1)	1,298,076.92	$6,750,000	24,822,876
Entities affiliated with Great Point Partners, LLC (2)	1,274,038.90	$6,625,000	24,363,196
Merlin Nexus III, LP	240,384.62	$1,250,000	4,596,829
Directors:
Alnoor Shivji and The Shivji Family Trust dated June 12, 2000 (3)	38,461.54	$200,000	735,493
Robert Coradini	24,038.46	$125,000	459,683
Joel Kanter and The Kanter Family Foundation (4)	14,423.07	$75,000	275,810
__________

(1)
Comprises Series A Securities purchased by Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited. For further information see “Security Ownership of Certain Beneficial Owners and Management” above.

(2)
Comprises Series A Securities purchased by Biomedical Value Fund, LP, Biomedical Offshore Value Fund, Limited, Biomedical Institutional Value Fund, LP, Lyrical Multi-Manager Fund, LP, Class D Series of GEF-PS, LP, David J. Morrison, WS Investments III, LLC, Thomas C. Jay QPERT, Carolyn Jay Trust, Jeffrey Jay Jr. Trust and Jeffrey and Mary Ellen Jay. All of these funds are administered by Great Point Partners, LLC. Scott Davidson and Joseph Pesce, each of whom is (but was not at the time of purchase) a member of the Board, are managing directors of Great Point Partners, LLC. For further information see “Security Ownership of Certain Beneficial Owners and Management” above.

(3)
Comprises Series A Securities purchased by The Shivji Family Trust dated June 12, 2000. Alnoor Shivji, a member of the Board, and his wife, Mariam Shivji, are the co-trustees of The Shivji Family Trust. For further information see “Security Ownership of Certain Beneficial Owners and Management” above.

(4)
Comprises Series A Securities purchased by Joel Kanter, a member of the Board, and The Kanter Family Foundation, which Mr. Kanter has voting control and investment power over. For further information see “Security Ownership of Certain Beneficial Owners and Management” above.

Director Independence

We are not currently listed on any national securities exchange. However, in evaluating the independence of the members and the Board, we utilize the rules of the NASDAQ Stock Market.

The Board has determined that Messrs. Coradini, Davidson, Kaneshiro, Kanter and Pesce and Drs. Hautamaki and Triche are independent.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed by SingerLewak LLP for professional services rendered in connection with the fiscal years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$131,000	$270,468
Audit related fees	10,000	44,496
Tax fees	9,208	9,166
All other fees	—	—
Total Fees	$150,208	$324,130

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

Exhibits

The following documents are being filed with this Annual Report on Form 10-K.

(1)          Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(2)          Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(3)          Exhibits.

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ IVAN TRIFUNOVICH
Date: March 22, 2013		Ivan Trifunovich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ IVAN TRIFUNOVICH
Ivan Trifunovich	President, Chief Executive Officer (principal executive officer) and Director	March 22, 2013
/s/ JOHN HARLAND
John Harland	Chief Financial Officer (principal financial officer and principal accounting officer)	March 22, 2013
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman of the Board	March 22, 2013
/s/ ROBERT CORADINI
Robert Coradini	Director	March 22, 2013
/s/ SCOTT DAVIDSON
Scott Davidson	Director	March 22, 2013
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 22, 2013
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 22, 2013
/s/ JOEL KANTER
Joel Kanter	Director	March 22, 2013
/s/ JOSEPH PESCE
Joseph Pesce	Director	March 22, 2013
/s/ DR. TIMOTHY TRICHE
Dr. Timothy Triche	Director	March 22, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of WaferGen Bio-systems, Inc., dated January 31, 2007		8-K		3.1	2/1/2007

3.2	Bylaws of WaferGen Bio-systems, Inc.		SB-2		3.2	8/9/2006

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 and Series A-2 Convertible Preferred Stock		8-K		3.1	6/1/2011

3.4	First Amendment to Bylaws of WaferGen Bio-systems, Inc.		8-K		3.2	6/1/2011

3.5	Second Amendment to Bylaws of WaferGen Bio-systems, Inc.		8-K		3.2	10/19/2011

4.1	Form of Common Stock Purchase Warrant issued to investors identified in the Securities Purchase Agreement dated May 19, 2008		8-K		10.2	5/21/2008

4.2	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/10/2009

4.3	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/10/2009

4.4	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

4.5	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

4.6	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

4.7	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

4.8	Form of Warrants to purchase shares of Common Stock of the Company, issued May 27, 2011, to investors in the Company’s May 2011 private placement offering		8-K		10.4	6/1/2011

10.1 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.2 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.3	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.4	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.5	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.6	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

10.7	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.8	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/10/2009

10.9	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.10	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.11	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.12	Lease Agreement by and between Wafergen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.13	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.14	Loan and Security Agreement, dated December 7, 2010, between Oxford Finance Corporation, Wafergen Inc. and WaferGen Bio-systems, Inc.		8-K		10.1	12/13/2010

10.15	Share Subscription Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.1	12/15/2010

10.16	Put Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.2	12/15/2010

10.17	Amended and Restated Shareholders’ Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Prima Mahawangsa Sdn. Bhd.		8-K		10.3	12/15/2010

10.18	Purchase Agreement, dated as of May 25, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K		10.1	6/1/2011

10.19	Registration Rights Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the purchasers signatory thereto		8-K		10.2	6/1/2011

10.20	Form of Convertible Promissory Notes, issued May 27, 2011, to investors in the Company’s May 2011 private placement offering		8-K		10.3	6/1/2011

10.21	Letter Agreement, dated as of May 27, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		10-Q	6/30/2011	10.1	9/12/2011

10.22	Omnibus Amendment No. 1 to Convertible Promissory Notes, dated as of September 30, 2011, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K		10.1	10/6/2011

10.23	Termination Letter, dated as of September 30, 2011, by and among WaferGen Bio-systems, Inc. and the parties signatory thereto		8-K		10.3	10/6/2011

10. 24 †	Employment Separation Agreement, dated October 19, 2011 by and among Alnoor Shivji and WaferGen Bio-systems, Inc.		10-Q	9/30/2011	10.7	11/21/2011

10.25	Letter Agreement Regarding Extension of Time to Exercise Put Option and Related Matters, entered into on December 9, 2011, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn Bhd and Malaysian Technology Development Corporation Sdn Bhd.		8-K		10.1	12/15/2011

10.26	Letter Agreement, dated as of January 12, 2012, by and among WaferGen Bio-systems, Inc. and the parties signatory thereto		8-K		10.1	1/13/2012

10.27 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	1/5/2012

10.28 †	Executive Employment Agreement, dated as of March 8, 2012, by and between Ivan Trifunovich and WaferGen Bio-systems, Inc.		8-K		10.1	3/9/2012

10.29 †	Employment Separation Agreement, dated March 26, 2012, by and between Mona Chadha and WaferGen Bio-systems, Inc.		10-Q	6/30/2012	10.1	8/10/2012

10.30 †	Employment Separation Agreement, dated March 26, 2012, by and between Donald Huffman and WaferGen Bio-systems, Inc.		10-Q	6/30/2012	10.2	8/10/2012

10.31	Amendment dated as of June 26, 2012, to Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2012	10.1	11/9/2012

10.32 †	Severance Benefits Agreement, dated January 10, 2013, by and between John Harland and WaferGen Bio-systems, Inc.		8-K		10.1	1/14/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

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
X

101 §
The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements
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