Form 10-Q
period 2013-03-31
WaferGen Bio-systems, Inc.
filed 2013-05-10
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 41,680,902 shares of common stock outstanding as of May 9, 2013.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,550,165	$6,328,753
Accounts receivable	413,285	307,759
Inventories, net	448,804	495,486
Prepaid expenses and other current assets	291,600	134,567

Total current assets	5,703,854	7,266,565

Property and equipment, net	670,710	874,062
Other assets	716,697	756,831

Total assets	$7,091,261	$8,897,458

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$610,874	$474,436
Accrued payroll and related costs	302,855	235,404
Other accrued expenses	1,313,124	1,063,813

Total current liabilities	2,226,853	1,773,653

Long-term debt, net of current portion	4,229,232	3,393,159
Derivative liabilities	2,801,901	2,208,184

Total liabilities	9,257,986	7,374,996

Commitments and contingencies (Note 12)	––	––

Stockholders’ equity (deficit):
Series A, B and C convertible preference shares of subsidiary	6,117,134	6,117,134
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,937,500 shares issued and outstanding at March 31, 2013 and December 31, 2012	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,680,902 shares issued and outstanding at March 31, 2013 and December 31, 2012	41,681	41,681
Additional paid-in capital	49,997,148	49,892,346
Accumulated deficit	(68,353,407)	(64,571,897)
Accumulated other comprehensive income	192,150	204,629

Total stockholders’ equity (deficit)	(2,166,725)	1,522,462

Total liabilities and stockholders’ equity (deficit)	$7,091,261	$8,897,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue:
Product	$95,154	$73,233
License and royalty	83,333	—

Total revenue	178,487	73,233

Cost of product revenue	65,588	90,405

Gross profit (loss)	112,899	(17,172)

Operating expenses:
Sales and marketing	342,631	254,553
Research and development	1,402,080	2,010,864
General and administrative	660,648	1,176,433

Total operating expenses	2,405,359	3,441,850

Operating loss	(2,292,460)	(3,459,022)

Other income and (expenses):
Interest income	1,195	4,282
Interest expense	(880,538)	(363,055)
Gain (loss) on revaluation of derivative liabilities, net	(593,717)	1,076,721
Miscellaneous expense	(12,278)	(149,546)

Total other income and (expenses)	(1,485,338)	568,402

Net loss before provision for income taxes	(3,777,798)	(2,890,620)

Provision for income taxes	3,712	14,075

Net loss	(3,781,510)	(2,904,695)

Series A-1 preferred dividend	(206,684)	(196,665)

Net loss attributable to common stockholders	$(3,988,194)	$(3,101,360)

Net loss per share - basic and diluted	$(0.10)	$(0.07)

Shares used to compute net loss per share - basic and diluted	41,680,735	41,648,633

Comprehensive Loss:

Net loss	$(3,781,510)	$(2,904,695)

Foreign currency translation adjustments	(12,479)	234,688

Total comprehensive loss	$(3,793,989)	$(2,670,007)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,781,510)	$(2,904,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,996	268,032
Stock-based compensation	104,802	105,518
Loss (gain) on revaluation of derivative liabilities, net	593,717	(1,076,721)
Provision for excess and obsolete inventory	(260)	69,307
Interest converted to principal on convertible promissory notes	206,712	196,692
Amortization of debt discount	629,361	149,738
Change in operating assets and liabilities:
Accounts receivable	(105,529)	(54,050)
Inventories	46,942	(61,937)
Prepaid expenses and other assets	(116,991)	87,996
Accounts payable	136,434	(103,717)
Accrued payroll and related costs	67,466	88,050
Other accrued expenses	249,259	(150,533)

Net cash used in operating activities	(1,745,601)	(3,386,320)

Cash flows from investing activities:
Purchase of property and equipment	(20,713)	(2,509)

Net cash used in investing activities	(20,713)	(2,509)

Effect of exchange rates on cash	(12,274)	221,004

Net decrease in cash and cash equivalents	(1,778,588)	(3,167,825)

Cash and cash equivalents at beginning of the period	6,328,753	15,117,172

Cash and cash equivalents at end of the period	$4,550,165	$11,949,347

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$—
Cash paid for income taxes	$11,132	$11,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems for gene expression quantification, genotyping and stem cell research. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip products, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2012, included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable – An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory – Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures.

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized $80,096 and nil in governmental subsidies in the three months ended March 31, 2013 and 2012, respectively, which was offset against operating expenses in the statement of operations.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies the circumstances under which the cumulative translation adjustment arising from the consolidation of entities for which the functional currency is not the U.S. dollar should be released into net income. The Company adopted this guidance effective January 1, 2013, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012

Raw materials	$111,554	$158,316

Work in process	115,028	179,314

Finished goods	222,222	157,856

Inventories, net	$448,804	$495,486

NOTE 4.  Long Term Obligations

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

Using the relative fair value of the securities issued, the Company initially allocated the gross proceeds of $30,550,000 as follows:

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of this derivative liability at March 31, 2013 and 2012, was estimated to be $155,990 and $1,081,869, respectively, using a closing stock price of $0.06 and $0.15, respectively, and based on the following assumptions:

	March 31, 2013	March 31, 2012

Risk-free interest rate	0.10%	0.25%
Remaining contractual term	1.66 Years	2.66 Years
Expected volatility	131.11%	94.40%
Dividend yield	0%	0%

The fair value of this derivative liability at December 31, 2012 and 2011, was estimated to be $274,928 and $1,931,295, respectively. The decrease in the fair value of this derivative liability of $118,938 and $849,426 during the three months ended March 31, 2013 and 2012, respectively, was recorded as a revaluation gain (see Note 9).

The balance of the convertible promissory notes comprises the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,468,740	1,262,028
Stated value	16,743,740	16,537,028
Debt discount – conversion element, net of accumulated amortization of $1,927,989 and $1,298,628 respectively	12,514,508	13,143,869

Notes payable, net of debt discount	$4,229,232	$3,393,159

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

(d)
to cause the subsidiary, WGBM, to redeem the CPS in whole or in part at any time after December 31, 2011, the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (which is determined based on stock par value, premiums paid and retained earnings). On March 15, 2013, PMSB requested redemption of their Series B CPS under this contract term, and on April 2, 2013, the Company formally advised them that, principally due to WGBM having an accumulated deficit in excess of $3.5 million, there are presently no funds legally available for distribution;

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

Series B CPS fair values at March 31, 2013 and 2012, were estimated to be $1,212,385 and $1,248,385, respectively, using a closing stock price of $0.06 and $0.15, respectively, and based on the following assumptions:

	March 31, 2013	March 31, 2012

Risk-free interest rate	0.13%	0.27%
Expected remaining term	0.81 Years	1.61 Years
Expected volatility	130.91%	90.76%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Series B CPS fair values at December 31, 2012 and 2011, were estimated to be $1,210,909 and $1,245,101. The increase in the fair value of this derivative liability of $1,476 and $3,284 during the three months ended March 31, 2013 and 2012, respectively, was recorded as a revaluation loss (see Note 9).

Based on the average closing price of the Company’s common stock of $0.060 in the 10-day trading period immediately prior to March 31, 2013, PMSB could have converted their Series B CPS into 19,607,843 shares of such stock had they exercised the Conversion Option on that date.

On December 9, 2011, the terms of the Series A CPS were amended by a Letter Agreement with MTDC (the “MTDCLA”) to extend the period during which MTDC could exercise the Redemption Option from December 31, 2011 to April 3, 2014. In addition, the holder’s option to elect to receive shares of Company common stock of equivalent value (see above) was amended to give the Company the option, upon the exercise of the Redemption Option, to pay in shares of its common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice. Further, the ASP is subject to a ceiling of $1.55 and a floor of $0.10. The amendment that allows the Company to settle the Redemption Option in a variable number of shares causes the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognizes the Redemption Option as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent the Redemption Option) as part of permanent equity.

Series A CPS fair values at March 31, 2013 and 2012, were estimated to be $1,207,762 and $2,204,365, respectively, using a closing stock price of $0.06 and $0.15, respectively, and based on the following assumptions:

	March 31, 2013	March 31, 2012

Risk-free interest rate	0.08% - 0.12%	0.23% - 0.28%
Expected remaining term	0.30 - 0.66 Years	1.30 - 1.66 Years
Expected volatility	115.56% - 128.08%	89.99% - 96.41%
Dividend yield	0%	0%

Series A CPS fair values at December 31, 2012 and 2011, were estimated to be $619,652 and $2,135,715, respectively. The increase in the fair value of this derivative liability of $588,110 and $68,650 during the three months ended March 31, 2013 and 2012, respectively, was recorded as a revaluation loss (see Note 9). On March 31, 2013, the cash value of the Redemption Option was $2,720,978. Since 85% of the average closing price of the Company’s common stock of $0.060 in the 10-day trading period immediately prior to March 31, 2013, was less than the ASP floor of $0.10, the Company could have settled this liability by issuing 27,209,779 shares of its common stock if MTDC had exercised the Conversion Option on that date.

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

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at March 31, 2013, and December 31, 2012.

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

As of March 31, 2013, $1,466,426 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $206,684 and $196,665 relates to the three months ended March 31, 2013 and 2012, respectively.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the three months ended March 31, 2013, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2013	2,927,986	11,424,498	$0.4193	7,500	$0.1400
Vested	––	––	$––	(7,500)	$0.1400
Forfeited	457,917	(457,917)	$0.0979	—	$—
Canceled	77,083	(109,477)	$0.1405	—	$––

Balance at March 31, 2013	3,462,986	10,857,104	$0.4357	—	$—

No options were exercised during the three months ended March 31, 2013 or 2012. The aggregate intrinsic value of options outstanding at March 31, 2013, was $3,875, all related to options exercisable, based on our common stock closing price of $0.06. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

There were no options granted during the three months ended March 31, 2013. The weighted-average grant date fair value of options awarded in the three months ended March 31, 2012, was $0.10. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2013	2012

Risk-free interest rate	—	0.73% - 1.46%
Expected term	—	4.75 Years
Expected volatility	—	65.02% - 96.56%
Dividend yield	—	0%

The amounts expensed for stock-based compensation totaled $104,802 and $105,518 for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $399,803. This cost is expected to be recognized over an estimated weighted average amortization period of 2.05 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate fair value of such warrants at March 31, 2013 and 2012, was estimated to be $225,764 (with the fair value per warrant share ranging from a de minimis amount to $0.05) and $355,990 (with the fair value per warrant share ranging from $0.01 to $0.06), respectively, using a closing stock price of $0.06 and $0.15, respectively, and based on the following assumptions:

	March 31, 2013	March 31, 2012

Risk-free interest rate	0.05% - 0.18%	0.21% - 0.36%
Expected remaining term	0.14 - 1.39 Years	1.14 - 2.19 Years
Expected volatility	94.54% - 128.32%	86.75% - 100.11%
Dividend yield	0%	0%

The aggregate fair value of such warrants at December 31, 2012 and 2011, was estimated to be $102,695 and $655,219, respectively. During the three months ended March 31, 2013, an increase in the fair value of the warrant derivative liability of $123,069 was recorded as a revaluation loss and during the three months ended March 31, 2012, a decrease in the fair value of the warrant derivative liability of $299,229 was recorded as a revaluation gain (see Note 9).

A summary of outstanding common stock warrants as of March 31, 2013, is as follows:

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

The warrants expiring in May 2016 were issued in conjunction with the May 2011 Private Placement, and were recorded at an allocated valuation of $9,752,417 (see Note 4), less allocated issuance costs of $806,039, at the time of issuance. These warrants include the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. This contingent embedded derivative will be accounted for only if such an event should occur.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2013, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 769,231 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2013, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 101,686 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The warrants expiring in May 2013 were originally issued in May 2008 with an exercise price of $3.00 and entitled the holders thereof to purchase an aggregate of 634,220 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of March 31, 2013, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,265,071 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 180,157 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial Assets:
Cash and cash equivalents	$4,550,165	$—	$—	$4,550,165

Total assets	$4,550,165	$—	$—	$4,550,165

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$225,764	$225,764

Conversion element of promissory notes	—	—	155,990	155,990

Conversion element of Series B CPS	—	—	1,212,385	1,212,385

Series A CPS derivative liabilities	—	—	1,207,762	1,207,762

Total liabilities	$—	$—	$2,801,901	$2,801,901

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Assets:
Cash and cash equivalents	$6,328,753	$—	$—	$6,328,753

Total assets	$6,328,753	$—	$—	$6,328,753

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	123,069	(118,938)	1,476	588,110	593,717
Settlements	—	—	—	—	—
Balance at March 31, 2013	$225,764	$155,990	$1,212,385	$1,207,762	$2,801,901

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2013	$(123,069)	$118,938	$(1,476)	$(588,110)	$(593,717)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(299,229)	(849,426)	3,284	68,650	(1,076,721)
Settlements	—	—	—	—	—
Balance at March 31, 2012	$355,990	$1,081,869	$1,248,385	$2,204,365	$4,890,609

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2012	$299,229	$849,426	$(3,284)	$(68,650)	$1,076,721

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options and warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Common share equivalents issuable upon exercise of common stock options	76,024	220,864

Shares issuable upon vesting of restricted stock	167	29,451

Shares issuable upon conversion of Series A CPS	28,343,520	20,312,694

Shares issuable upon conversion of Series B CPS	19,607,843	7,739,938

Shares issuable upon conversion of Series C CPS	3,233,734	3,233,734

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	32,067,956	30,256,183

Shares issuable upon conversion of convertible promissory notes	29,197,698	27,950,999

Total common share equivalents excluded from denominator for diluted earnings per share computation	112,526,942	89,743,863

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at March 31, 2013, or December 31, 2012.

Customers accounting for more than 10% of either total revenues during the three months ended March 31, 2013 or 2012, or accounts receivable as at March 31, 2013 or December 31, 2012, are tabulated as follows:

	Revenues, Three Months Ended March 31,				Accounts Receivable,
	2013		2012		March 31, 2013		December 31, 2012

Customer A	$83,723	47%	$—	—	$158,685	38%	$—	—
Customer B	$83,333	47%	$—	—	$250,000	60%	$—	—
Customer C	$5,408	3%	$—	—	$—	—	$150,145	49%
Customer D	$—	—	$—	—	$—	—	$140,000	45%
Customer E	$—	—	$27,754	38%	$—	—	$—	—
Customer F	$—	—	$15,000	20%	$—	—	$—	—
Customer G	$—	—	$12,715	17%	$—	—	$—	—

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On October 30, 2012, the Company filed a notice of demurrer to Coalesce’s complaint seeking to dismiss the complaint in its entirety. On April 15, 2013, the case was referred to mediation. The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position and results of operations. Related legal costs are being expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of systems for gene expression quantification, genotyping and stem-cell research for the life sciences and pharmaceutical drug discovery industries. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2013, our accumulated deficit was $68,353,407. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012

Revenue:
Product	$95,154	$73,233
License and royalty	83,333	—

Total revenue	178,487	73,233

Cost of product revenue	65,588	90,405

Gross profit (loss)	112,899	(17,172)

Operating expenses:
Sales and marketing	342,631	254,553
Research and development	1,402,080	2,010,864
General and administrative	660,648	1,176,433

Total operating expenses	2,405,359	3,441,850

Operating loss	(2,292,460)	(3,459,022)

Other income and (expenses):
Interest income	1,195	4,282
Interest expense	(880,538)	(363,055)
Gain (loss) on revaluation of derivative liabilities, net	(593,717)	1,076,721
Miscellaneous expense	(12,278)	(149,546)

Total other income (expense)	(1,485,338)	568,402

Net loss before provision for income taxes	(3,777,798)	(2,890,620)

Provision for income taxes	3,712	14,075

Net loss	$(3,781,510)	$(2,904,695)

Product Revenue

The following table presents our product revenue for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$95,154	$73,233	30%

For the three months ended March 31, 2013, product revenue increased by $21,921, or 30%, as compared to the three months ended March 31, 2012. The increase is primarily due to the partial recognition of revenue for the sale of a SmartChip Real-Time PCR System in the 2013 period, which accounted for 88% of our product revenue for the quarter, compared to none in the 2012 period. This was offset by decreases in sales of our Real-Time PCR Chip panels and in service revenue, and the absence of any SmartSlide sales, which represented 21% of revenue in 2012.

Future product revenue will depend on market acceptance of our new open format SmartChip products which were launched in July 2012 and our SmartChip target enrichment products launched in April 2013.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$83,333	$—	N/A

For the three months ended March 31, 2013, license and royalty revenue was $83,333, as compared to none in the three months ended March 31, 2012. This revenue was generated by an agreement signed in 2013. Future license revenue is expected to be not less than $125,000 per quarter in the near future.

Cost of Product Revenue

The following table presents the cost of product revenue for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$65,588	$90,405	(27)%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2013, cost of product revenue decreased by $24,817, or 27%, as compared to the three months ended March 31, 2012. The decrease related primarily to a reduction in the provision added for excess inventory, offset by the increase in product revenue.

Sales and Marketing

The following table presents sales and marketing expenses for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$342,631	$254,553	35%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2013, sales and marketing expenses increased by $88,078, or 35%, as compared to the three months ended March 31, 2012. The increase resulted primarily from increases in headcount, including consultants, and the scale-up of marketing activities.

We expect sales and marketing expenses will increase during 2013 as we build our sales and marketing headcount and activities to commercialize our products.

Research and Development

The following table presents research and development expenses for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$1,402,080	$2,010,864	(30)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2013, research and development expenses decreased $608,784, or 30%, as compared to the three months ended March 31, 2012. The decrease resulted primarily from a significant decrease in headcount and reductions in the costs of depreciation and expensed materials and reagents.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$660,648	$1,176,433	(44)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2013, general and administrative expenses decreased $515,785, or 44%, as compared to the three months ended March 31, 2012. The decrease resulted primarily from the absence of a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer in March 2012 and a decrease in professional fees.

We expect our general and administrative expenses for the remainder of 2013 to remain at a similar level to that of the first quarter, although they may be adversely affected by legal and other professional services relating to fund-raising activities.

Interest Income

The following table presents interest income for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$1,195	$4,282	(72)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2013, interest income decreased by $3,087, or 72%, as compared to the three months ended March 31, 2012. The decrease was mainly due to the decrease in the average cash invested in interest-bearing accounts.

Interest Expense

The following table presents interest expense for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$880,538	$363,055	143%

For the three months ended March 31, 2013, interest expense increased $517,483, or 143%, as compared to the three months ended March 31, 2012. The increase was due to higher charges for  amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement. These are amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. We expect that the 5% interest on the CPNs, along with the amortization charges, will result in interest expense of approximately $5.0 million in 2013, with increased expense in 2014.

Gain (loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$(593,717)	$1,076,721	N/A

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B Convertible Preference Shares of our Malaysian subsidiary (“CPS”), and under the conversion element of our CPNs.

The net loss from revaluation of derivative liabilities for the three months ended March 31, 2013, was $593,717, compared to a net gain of $1,076,721 for the three months ended March 31, 2012. Gains and losses are directly attributable to revaluations of all of our derivative liabilities and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.06 on March 31, 2013, compared to $0.03 on December 31, 2012, and was $0.15 on March 31, 2012, compared to $0.16 on December 31, 2011.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Expense

The following table presents miscellaneous expense for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$12,278	$149,546	(92)%

For the three months ended March 31, 2013, we recorded miscellaneous expense of $12,278, compared to an expense of $149,546 for the three months ended March 31, 2012. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses, mainly in our Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), principally due to revaluation of the inter-company account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2013 and 2012, respectively:

Three Months Ended March 31,
2013	2012	% Change

$3,712	$14,075	(74)%

For the three months ended March 31, 2013, we recorded a charge of $3,712 for U.S. state income taxes. For the three months ended March 31, 2012, we recorded a charge of $14,075 for income taxes, comprising $10,401 for Malaysian taxes payable on interest income, mostly due to a loan to the U.S. parent, and $3,674 for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of May 7, 2013, comprised 32 regular employees, all of whom were employed full-time, compared to 32 regular employees as of December 31, 2012, 31 of whom were employed full-time.

Liquidity and Capital Resources

From inception through March 31, 2013, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of March 31, 2013, the Company had $4,550,165 in unrestricted cash and cash equivalents, and working capital of $3,477,001.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the three months ended March 31, 2013 and 2012, in the amounts of $1,745,601 and $3,386,320, respectively. The cash used in operating activities in the three months ended March 31, 2013, was due to cash used to fund a net loss of $3,781,510, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, losses on revaluation of derivative liabilities, inventory provision, interest converted to principal on convertible promissory notes and amortization of debt discount totaling $1,758,328, and cash provided by a change in working capital of $277,581. The cash used in operating activities in the three months ended March 31, 2012, was due to cash used to fund a net loss of $2,904,695, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gains on revaluation of derivative liabilities, inventory provision, interest converted to principal on convertible promissory notes and amortization of debt discount totaling $287,434, and cash used by a change in working capital of $194,191. The decrease in cash used in the three months ended March 31, 2013, compared to 2012, was driven primarily by the decrease in the net operating loss from $3,459,022 to $2,292,460, and by cash provided by the change in working capital.

Net Cash Used in Investing Activities

The Company used $20,713 in the three months ended March 31, 2013, and $2,509 in the three months ended March 31, 2012, to acquire property and equipment.

Net Cash Provided by Financing Activities

There were no financing activities in the three months ended March 31, 2013 or 2012.

Availability of Additional Funds

We believe funds available at March 31, 2013, along with our revenue, will fund our operations at least into the fourth quarter of 2013. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional debt or equity securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high throughput open platform SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into the fourth quarter of 2013, we expect that additional capital will be needed to sustain our operations and to repay our outstanding CPNs which, with accrued interest, could amount to approximately $18.2 million on November 27, 2014, their maturity date. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our CPNs and CPS of our Malaysian subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

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

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers and dispensers. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $104,718 and $100,016, net of estimated forfeitures, for the three months ended March 31, 2013 and 2012, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

There were no options granted during the three months ended March 31, 2013. The weighted-average grant date fair value of options awarded in the three months ended March 31, 2012, was $0.10. Fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2013	2012

Risk-free interest rate	—	0.73% - 1.46%
Expected term	—	4.75 Years
Expected volatility	—	65.02% - 96.56%
Dividend yield	—	0%

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

The fair value of the derivative liability for the conversion element of convertible promissory notes at March 31, 2013, was estimated to be $155,990, using our closing stock price of $0.06 and assumptions including estimated volatility of 131.11%, a risk-free interest rate of 0.10%, a zero dividend rate and a contractual term of 1.66 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928, using our closing stock price of $0.03 and assumptions including estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $1,081,869, using our closing stock price of $0.15 and assumptions including estimated volatility of 94.40%, a risk-free interest rate of 0.25%, a zero dividend rate and a contractual term of 2.66 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295, using our closing stock price of $0.16 and assumptions including estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years.

The total fair value of the derivative liability for warrants at March 31, 2013, was estimated to be $225,764, using our closing stock price of $0.06 and assumptions including estimated volatilities of 94.54% to 128.32%, risk-free interest rates of 0.05% to 0.18%, a zero dividend rate and estimated remaining terms of 0.14 to 1.39 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $102,695, using our closing stock price of $0.03 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at March 31, 2012, was estimated to be $355,990, using our closing stock price of $0.15 and assumptions including estimated volatilities of 86.75% to 100.11%, risk-free interest rates of 0.21% to 0.36%, a zero dividend rate and estimated remaining terms of 1.14 to 2.19 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219, using our closing stock price of $0.16 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at March 31, 2013, was estimated to be $1,212,385, using our closing stock price of $0.06 and assumptions including estimated volatility of 130.91%, a risk-free interest rate of 0.13%, a zero dividend rate and an estimated remaining term of 0.81 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $1,210,909, using our closing stock price of $0.03 and assumptions including estimated volatility of 125.53%, a risk-free interest rate of 0.16%, a zero dividend rate and an estimated remaining term of 1.00 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $1,248,385, using our closing stock price of $0.15 and assumptions including estimated volatility of 90.76%, a risk-free interest rate of 0.27%, a zero dividend rate and an estimated remaining term of 1.61 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,245,101, using our closing stock price of $0.16 and assumptions including estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an estimated remaining term of 1.81 years.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at March 31, 2013, was estimated to be $1,207,762, using our closing stock price of $0.06 and assumptions including estimated volatilities of 115.56% to 128.08%, risk-free interest rates of 0.08% to 0.12%, a zero dividend rate and estimated remaining terms of 0.30 to 0.66 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $619,652, using our closing stock price of $0.03 and assumptions including estimated volatilities of 123.55% to 127.94%, risk-free interest rates of 0.11% to 0.15%, a zero dividend rate and estimated remaining terms of 0.55 to 0.90 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $2,204,365, using our closing stock price of $0.15 and assumptions including estimated volatilities of 89.99% to 96.41%, risk-free interest rates of 0.23% to 0.28%, a zero dividend rate and estimated remaining terms of 1.30 to 1.66 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $2,135,715, using our closing stock price of $0.16 and assumptions including estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and estimated remaining terms of 1.55 to 1.90 years.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first quarter of 2013, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued us for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On October 30, 2012, we filed a notice of demurrer to Coalesce’s complaint seeking to dismiss the complaint in its entirety. On April 15, 2013, the case was referred to mediation. We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit
No.	Description

10.1	Severance Benefits Agreement, dated January 10, 2013, between the Company and John Harland (incorporated by reference to Current Report on Form 8-K filed on January 14, 2013)

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 10, 2013

By: /s/ IVAN TRIFUNOVICH
Ivan Trifunovich
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Severance Benefits Agreement, dated January 10, 2013, between the Company and John Harland (incorporated by reference to Current Report on Form 8-K filed on January 14, 2013)

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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