Form 10-Q
period 2013-06-30
WaferGen Bio-systems, Inc.
filed 2013-08-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 41,680,902 shares of common stock outstanding as of August 13, 2013.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,035,998	$6,328,753
Accounts receivable	34,554	307,759
Inventories, net	517,044	495,486
Prepaid expenses and other current assets	267,294	134,567

Total current assets	3,854,890	7,266,565

Property and equipment, net	497,480	874,062
Other assets	666,617	756,831

Total assets	$5,018,987	$8,897,458

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$636,135	$474,436
Accrued payroll and related costs	289,319	235,404
Other accrued expenses	1,473,024	1,063,813

Total current liabilities	2,398,478	1,773,653

Long-term debt, net of discount	5,271,313	3,393,159
Derivative liabilities	2,686,664	2,208,184

Total liabilities	10,356,455	7,374,996

Series A and B convertible preference shares of subsidiary	3,613,305	1,123,406

Commitments and contingencies (Note 12)	––	––

Stockholders’ equity (deficit):
Series C convertible preference shares of subsidiary	4,993,728	4,993,728
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,937,500 shares issued and outstanding at June 30, 2013 and December 31, 2012	9,838,569	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 41,680,902 shares issued and outstanding at June 30, 2013 and December 31, 2012	41,681	41,681
Additional paid-in capital	47,585,232	49,892,346
Accumulated deficit	(71,516,562)	(64,571,897)
Accumulated other comprehensive income	106,579	204,629

Total stockholders’ equity (deficit)	(8,950,773)	399,056

Total liabilities and stockholders’ equity (deficit)	$5,018,987	$8,897,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Product	$121,248	$20,158	$216,402	$93,391
License and royalty	125,000	—	208,333	—

Total revenue	246,248	20,158	424,735	93,391

Cost of product revenue	76,780	10,590	142,368	100,995

Gross profit (loss)	169,468	9,568	282,367	(7,604)

Operating expenses:
Sales and marketing	609,296	158,278	951,927	412,831
Research and development	1,263,267	1,606,860	2,665,347	3,617,724
General and administrative	564,770	707,837	1,225,418	1,884,270

Total operating expenses	2,437,333	2,472,975	4,842,692	5,914,825

Operating loss	(2,267,865)	(2,463,407)	(4,560,325)	(5,922,429)

Other income and (expenses):
Interest income	892	1,277	2,087	5,559
Interest expense	(1,092,091)	(452,512)	(1,972,629)	(815,567)
Gain (loss) on revaluation of derivative liabilities, net	115,237	1,485,470	(478,480)	2,562,191
Miscellaneous income	79,621	172,354	67,343	22,808

Total other income and (expenses)	(896,341)	1,206,589	(2,381,679)	1,774,991

Net loss before provision for income taxes	(3,164,206)	(1,256,818)	(6,942,004)	(4,147,438)

Provision for income taxes	(1,051)	12,812	2,661	26,887

Net loss	(3,163,155)	(1,269,630)	(6,944,665)	(4,174,325)

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	(2,489,899)	—	(2,489,899)	—
Series A-1 preferred dividend	(209,268)	(199,124)	(415,952)	(395,789)

Net loss attributable to common stockholders	$(5,862,322)	$(1,468,754)	$(9,850,516)	$(4,570,114)

Net loss per share – basic and diluted	$(0.14)	$(0. 04)	$(0.24)	$(0. 11)

Shares used to compute net loss per share – basic and diluted	41,680,902	41,656,737	41,680,819	41,652,685

Comprehensive Loss:

Net loss	$(3,163,155)	$(1,269,630)	$(6,944,665)	$(4,174,325)

Foreign currency translation adjustments	(85,571)	(267,612)	(98,050)	(32,924)

Total comprehensive loss	$(3,248,726)	$(1,537,242)	$(7,042,715)	$(4,207,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(6,944,665)	$(4,174,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,777	482,255
Stock-based compensation	182,785	186,459
(Gain) loss on revaluation of derivative liabilities, net	478,480	(2,562,191)
Interest converted to principal on convertible promissory notes	416,009	395,843
Provision for excess and obsolete inventory	15,717	69,307
Amortization of debt discount	1,462,145	382,377
Change in operating assets and liabilities:
Accounts receivable	273,182	(7,800)
Inventories	(37,275)	(25,121)
Prepaid expenses and other assets	(43,629)	139,766
Accounts payable	161,707	(208,239)
Accrued payroll and related costs	54,095	(313,944)
Other accrued expenses	409,922	(78,034)

Net cash used in operating activities	(3,161,750)	(5,713,647)

Cash flows from investing activities:
Purchase of property and equipment	(34,347)	(8,519)

Net cash used in investing activities	(34,347)	(8,519)

Effect of exchange rates on cash	(96,658)	(33,878)

Net decrease in cash and cash equivalents	(3,292,755)	(5,756,044)

Cash and cash equivalents at beginning of the period	6,328,753	15,117,172

Cash and cash equivalents at end of the period	$3,035,998	$9,361,128

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$—
Cash paid for income taxes	$18,582	$23,249
Cash (received) for income taxes	$(1,051)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression quantification, genotyping and stem cell research. Most recently, the Company’s R&D efforts have been concentrated on the commercialization of the SmartChip Target Enrichment System. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through its SmartChip products, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On January 24, 2008, the Company formed a new subsidiary in Malaysia. This subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), supports the Company’s ongoing development and commercialization goals. The parent company owns 100% of the common stock and 8.2% (including all shares that have been assumed by the parent company pursuant to exercises of exchange rights) of the preference shares of WGBM. The holders of these preference shares have certain rights, including the right to exchange such shares for common stock of the parent company and to have them redeemed by WGBM from funds legally available for distribution (see Note 5), which may be more beneficial than conversion into common stock of WGBM, but if such conversion were to occur, the parent company would own 72.8% of WGBM’s common stock.

On August 30, 2011, the Company formed a new wholly owned subsidiary in Luxembourg, WaferGen Biosystems Europe S.a.r.l., to establish a presence for its marketing and research activities in Europe.

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

Inventory – Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures and records provisions where necessary.

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $69,494 and nil in the three months ended June 30, 2013 and 2012, respectively and $149,590 and nil in the six months ended June 30, 2013 and 2012, respectively, which were offset against operating expenses in the statement of operations.

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

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Raw materials	$118,765	$158,316

Work in process	156,741	179,314

Finished goods	241,538	157,856

Inventories, net	$517,044	$495,486

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

The debt discount (which includes the discount associated with the embedded conversion derivative) related to the debt element of the convertible promissory notes of $14,442,497 is being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the convertible promissory notes. The $832,502 in issuance costs allocated to the convertible promissory notes was recorded as a deferred financing cost, which is also being amortized as a non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

The Company values the derivative liability for the conversion element of the convertible promissory notes using a Monte Carlo Simulation approach, using assumptions provided by management reflecting conditions at the valuation dates.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of this derivative liability at June 30, 2013 and 2012, was estimated to be $439 and $401,921, respectively, using a closing stock price of $0.04 and $0.07, respectively, and based on the following assumptions:

	June 30, 2013	June 30, 2012

Risk-free interest rate	0.03%	0.23%
Remaining contractual term	1.41 Years	2.41 Years
Expected volatility	148.74%	112.40%
Dividend yield	0%	0%

The fair value of this derivative liability at December 31, 2012 and 2011, was estimated to be $274,928 and $1,931,295, respectively. The decrease in the fair value of this derivative liability of $274,479 and $1,529,374 during the six months ended June 30, 2013 and 2012, respectively, was recorded as a revaluation gain (see Note 9).

The balance of the convertible promissory notes comprises the following at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,678,037	1,262,028
Stated value	16,953,037	16,537,028
Debt discount – conversion element, net of accumulated amortization of $2,760,773 and $1,298,628 respectively	11,681,724	13,143,869

Notes payable, net of debt discount	$5,271,313	$3,393,159

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

(b)
to cause the Company to exchange their CPS for common stock of the Company at an exchange rate of US$2.25 per share of common stock, provided, in the case of Series B CPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock is less than US$2.647, then the holder may exchange CPS at an exchange rate equal to 85% of such 10-day average closing price. This option, previously exercised by EEV and KMP, has expired for MTDC’s Series A CPS and expires on April 3, 2014, for PMSB’s Series B CPS (the “Conversion Option”);

(c)	to convert their CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of three ordinary shares per $100 invested in CPS;

(d)
to cause the subsidiary, WGBM, to redeem the CPS in whole or in part at any time after December 31, 2011, for the principal paid plus a premium of 20% per annum, not compounding, from funds legally available for distribution (which is determined based on stock par value, premiums paid and retained earnings) (the “WGBM Redemption Right”);

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

On December 31, 2011, the Series B CPS Redemption Option lapsed. The value of the derivative liability for the conversion element increased significantly as a result. During the quarter ended June 30, 2013, the Company recorded an adjustment to accrete the Series B CPS to their maximum redemption amount under the WGBM Redemption Right at the balance sheet date, net of the related derivatives, and recorded this amount in temporary equity with a related deemed dividend which was charged against additional paid-in capital.

Series B CPS derivative liability fair values at June 30, 2013 and 2012, were estimated to be $1,213,727 and $1,327,769, respectively, using a closing stock price of $0.04 and $0.07, respectively, and based on the following assumptions:

	June 30, 2013	June 30, 2012

Risk-free interest rate	0.11%	0.26%
Expected remaining term	0.61 Years	1.41 Years
Expected volatility	135.80%	106.00%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Series B CPS derivative liability fair values at December 31, 2012 and 2011, were estimated to be $1,210,909 and $1,245,101, respectively. The increase in the fair value of this derivative liability of $2,818 and $82,668 during the six months ended June 30, 2013 and 2012, respectively, was recorded as a revaluation loss (see Note 9).

Pursuant to a notice dated March 14, 2013, PMSB sought to exercise such redemption rights with respect to its Series B CPS. WGBM responded in a letter dated April 3, 2013 that under the Malaysian Company Act 1965, WGBM did not have funds legally available for distribution and accordingly could not legally redeem PMSB’s Series B CPS. PMSB’s Series B CPS have not yet been redeemed and PMSB retains ownership of such CPS, along with the WGBM Redemption Right and other rights associated with such CPS.

Based on the average closing price of the Company’s common stock of $0.040 in the 10-day trading period immediately prior to June 30, 2013, PMSB could have received 29,411,765 shares of such stock assuming exercise of the Conversion Option on that date. In a letter dated May 29, 2013, counsel for PMSB indicated that PMSB intended to pursue winding-up proceedings against WGBM (see Note 12).

On December 9, 2011, the terms of the Series A CPS were amended by a Letter Agreement with MTDC (the “MTDCLA”) to extend the period during which MTDC could exercise the Redemption Option from December 31, 2011 to April 3, 2014. In addition, the holder’s option to elect to receive shares of Company common stock of equivalent value (see above) was amended to give the Company the option, upon the exercise of the Redemption Option, to pay in shares of its common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice. Further, the ASP is subject to a ceiling of $1.55 and a floor of $0.10. The amendment that allows the Company to settle the Redemption Option in a variable number of shares causes the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognizes the Redemption Option as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent the Redemption Option) as part of temporary equity. During the quarter ended June 30, 2013, the Company recorded an adjustment to accrete the Series A CPS to their maximum redemption amount under the WGBM Redemption Right at the balance sheet date, net of the related derivatives, and recorded this amount in temporary equity with a related deemed dividend which was charged against additional paid-in capital.

The Series A CPS derivative liability fair values at June 30, 2013 and 2012, were estimated to be $770,641 and $1,346,035, respectively, using a closing stock price of $0.04 and $0.07, respectively, and based on the following assumptions:

	June 30, 2013	June 30, 2012

Risk-free interest rate	0.02% - 0.08%	0.22% - 0.26%
Expected remaining term	0.11 - 0.41 Years	1.05 - 1.41 Years
Expected volatility	111.30 - 123.77%	105.96 - 114.25%
Dividend yield	0%	0%

Series A CPS derivative liability fair values at December 31, 2012 and 2011, were estimated to be $619,652 and $2,135,715, respectively. The increase in the fair value of this derivative liability of $150,989 during the six months ended June 30, 2013, was recorded as a revaluation loss and the decrease in the fair value of this derivative liability of $789,680 during the six months ended June 30, 2012, was recorded as a revaluation gain (see Note 9).

On June 30, 2013, the cash value of the Redemption Option was $2,720,978. Since 85% of the average closing price of the Company’s common stock of $0.040 in the 10-day trading period immediately prior to June 30, 2013, was less than the ASP floor of $0.10, if MTDC had requested redemption/conversion on that date, the Company could have settled this liability by issuing 27,209,779 shares of its common stock.

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C convertible preference shares (“CPS”) to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. MTDC may appoint one of the seven directors of WGBM (in addition to the director it may appoint as the holder of Series A CPS), and an additional independent director may be jointly appointed by MTDC and the Company. Each Series C CPS issued at the

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

initial closing can convert into one share of the Company on April 3, 2014 (this was extended from December 20, 2011, by the MTDCLA), and each Series C CPS issued at the subsequent closing will convert into one share of the Company on the anniversary of that closing, but the Series C may convert at any earlier date following each closing at MTDC’s option.

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at June 30, 2013, and December 31, 2012.

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

As of June 30, 2013, $1,675,694 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $209,268 and $199,124 relate to the three months ended June 30, 2013 and 2012, respectively and $415,952 and $395,789 relate to the six months ended June 30, 2013 and 2012, respectively.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the six months ended June 30, 2013, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2013	2,927,986	11,424,498	$0.4193	7,500	$0.1400
Granted	(1,225,000)	1,225,000	$0.0560	—	$—
Vested	––	––	$––	(7,500)	$0.1400
Forfeited	457,917	(457,917)	$0.0979	––	$––
Canceled	177,083	(456,542)	$1.1782	––	$––

Balance at June 30, 2013	2,337,986	11,735,039	$0.3644	—	$—

No options were exercised during the six months ended June 30, 2013 or 2012. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2013, was $2,365, based on our common stock closing price of $0.04. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2013 and 2012, was $0.04 and $0.08, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2013	2012

Risk-free interest rate	0.71%	0.71% - 1.09%
Expected term	4.75 Years	4.75 Years
Expected volatility	108.14%	65.02% - 98.80%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $77,983 and $80,941 for the three months ended June 30, 2013 and 2012, respectively, and $182,785 and $186,459 for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $382,950. This cost is expected to be recognized over an estimated weighted average amortization period of 1.75 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 8.  Warrants

The Company records warrants with certain anti-dilution protection as liabilities, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, with key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

The aggregate fair value of such warrants at June 30, 2013 and 2012, was estimated to be $701,857 (with the fair value per warrant share ranging from $0.09 to $0.13) and $329,414 (with the fair value per warrant share ranging from $0.001 to $0.052), respectively, using a closing stock price of $0.04 and $0.07, respectively, and based on the following assumptions:

	June 30, 2013	June 30, 2012

Risk-free interest rate	0.13% - 0.19%	0.20% - 0.33%
Expected remaining term	0.77 - 1.19 Years	0.89 - 1.99 Years
Expected volatility	130.24% - 131.31%	96.38% - 118.21%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate fair value of such warrants at December 31, 2012 and 2011, was estimated to be $102,695 and $655,219, respectively. During the six months ended June 30, 2013, an increase in the fair value of the warrant derivative liability of $599,162 was recorded as a revaluation loss and during the six months ended June 30, 2012, a decrease in the fair value of the warrant derivative liability of $325,805 was recorded as a revaluation gain (see Note 9).

A summary of outstanding common stock warrants as of June 30, 2013, is as follows:

Securities Into Which	Total Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	56,173,248	—	$0.6200	May 2016
Common stock	4,487,656	3,718,425	$0.7800	June and August 2014
Common stock	2,875,736	2,774,050	$0.8400	December 2014 and January 2015
Common stock	95,368	—	$1.4680	December 2015
Common stock	203,500	—	$1.5000	July 2015
Common stock	3,000,830	—	$1.5500	July 2015
Common stock	200,000	—	$3.0000	December 2014 and November 2015

Subtotal	67,036,338	6,492,475

Series C CPS	1,077,911	—	$2.3193	March 2014

Total	68,114,249	6,492,475

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

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $2.00 and entitled the holders thereof to purchase an aggregate of 1,750,185 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2013, had an exercise price of $0.78 and entitled the holders thereof to purchase an aggregate of 4,487,656 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 769,231 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2.50 and entitled the holders thereof to purchase an aggregate of 966,247 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of June 30, 2013, had an exercise price of $0.84 and entitled the holders thereof to purchase an aggregate of 2,875,736 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 101,686 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial Assets:
Cash and cash equivalents	$3,035,998	$—	$—	$3,035,998

Total assets	$3,035,998	$—	$—	$3,035,998

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$701,857	$701,857

Conversion element of promissory notes	—	—	439	439

Conversion element of Series B CPS	—	—	1,213,727	1,213,727

Series A CPS derivative liabilities	—	—	770,641	770,641

Total liabilities	$—	$—	$2,686,664	$2,686,664

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Assets:
Cash and cash equivalents	$6,328,753	$—	$—	$6,328,753

Total assets	$6,328,753	$—	$—	$6,328,753

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	599,162	(274,489)	2,818	150,989	478,480
Settlements	—	—	—	—	—
Balance at June 30, 2013	$701,857	$439	$1,213,727	$770,641	$2,686,664

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of June 30, 2013	$(599,163)	$274,489	$(2,818)	$(150,989)	$(478,481)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	(325,805)	(1,529,374)	82,668	(789,680)	(2,562,191)
Settlements	—	—	—	—	—
Balance at June 30, 2012	$329,414	$401,921	$1,327,769	$1,346,035	$3,405,139

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of June 30, 2012	$325,805	$1,529,374	$(82,668)	$789,680	$2,562,191

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

The following outstanding stock options (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series A, B and C CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Common share equivalents issuable upon exercise of common stock options	63,544	191,935	69,780	381,187

Shares issuable upon vesting of restricted stock	—	22,665	83	26,058

Shares issuable upon conversion of Series A CPS	28,887,716	26,747,885	28,887,716	26,747,885

Shares issuable upon conversion of Series B CPS	29,411,764	15,898,251	29,411,764	15,898,251

Shares issuable upon conversion of Series C CPS	3,233,734	3,233,734	3,233,734	3,233,734

Shares issuable upon conversion of Series A-1 convertible preferred stock	32,363,069	30,783,412	32,162,240	30,673,156

Shares issuable upon conversion of convertible promissory notes	29,562,624	28,129,553	29,381,681	27,954,468

Total common share equivalents excluded from denominator for diluted earnings per share computation	123,522,451	105,007,435	123,146,998	104,914,739

NOTE 11.  Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation. Accounts in Luxembourg and Malaysia are similarly guaranteed. The Company’s total deposits at commercial banks usually exceed the balances insured.

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at June 30, 2013, or December 31, 2012.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customers accounting for more than 10% of total revenues during the three or six months ended June 30, 2013 or 2012, are tabulated as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Customer A	$125,000	51%	$—	—	$208,333	49%	$—	—
Customer B	$77,519	31%	$—	—	$161,242	38%	$—	—
Customer C	$26,870	11%	$—	—	$26,870	6%	$—	—
Customer D	$—	—	$7,650	38%	$—	—	$7,650	8%
Customer E	$—	—	$4,229	21%	$—	—	$9,251	10%
Customer F	$—	—	$3,750	19%	$—	—	$16,475	18%
Customer G	$—	—	$2,819	14%	$—	—	$2,819	3%
Customer H	$—	—	$—	—	$—	—	$27,754	30%
Customer I	$—	—	$—	—	$—	—	$15,000	16%

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

WaferGen Malaysia.  In a letter dated May 29, 2013, counsel for PMSB (see Note 5) indicated that PMSB intended to pursue winding-up proceedings against WGBM pursuant to Section 218(1)(e) and/or (i) of the Malaysian Companies Act, 1965. Such proceedings have not yet commenced.

Pursuant to the Series C SSA (see Note 5), the shareholders of WGBM agreed that the subscription amounts raised through the issuance of Series C CPS would be used, among other things, to provide a term loan to the Company for its working capital requirements (the “Intercompany Loan”). The Intercompany Loan was made over the course of 2011 in the amount of $5,000,000. As of June 30, 2013, the Intercompany Loan balance, including accrued interest at the London Inter-Bank Offer Rate (presently 3.25%), was approximately $5.3 million.

The Company and WGBM are currently in discussions concerning the potential conversion of the Intercompany Loan into promissory notes to be issued by the Company to WGBM and which would require a single payment of $6.6 million in seven years.

It is anticipated that WGBM and the Company will continue to have discussions with PMSB as well as MTDC regarding PMSB’s attempts to redeem its Series B CPS in WGBM, or alternatively force a winding up of WGBM. However, there can be no assurance that those discussions will lead to a negotiated outcome or that PMSB will not be successful in its efforts to either redeem its Series B CPS or have WGBM wound up. For as long as WGBM remains a consolidated subsidiary of the Company, the Company’s debt to WGBM will eliminate in consolidation. However, in the event that WGBM is liquidated, its assets, including the Company’s debt, could be distributed to WGBM’s investors, in which case the Company would be required to record such debt on its balance sheet, with an offsetting reduction in derivative liabilities and temporary equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company’s plans for sales growth and expectations of gross margin, expenses, new product introduction, the Company’s expectations regarding the conversion or redemption of the preferred shares of WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”) or a potential windup of WGBM, and the Company’s liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sales of systems for gene expression quantification, genotyping and stem cell research for the life sciences and pharmaceutical drug discovery industries. Most recently, the Company’s R&D efforts have been concentrated on the commercialization of the SmartChip Target Enrichment System. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of June 30, 2013, our accumulated deficit was $71,516,562. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Product	$121,248	$20,158	$216,402	$93,391
License and royalty	125,000	—	208,333	—

Total revenue	246,248	20,158	424,735	93,391

Cost of product revenue	76,780	10,590	142,368	100,995

Gross profit (loss)	169,468	9,568	282,367	(7,604)

Operating expenses:
Sales and marketing	609,296	158,278	951,927	412,831
Research and development	1,263,267	1,606,860	2,665,347	3,617,724
General and administrative	564,770	707,837	1,225,418	1,884,270

Total operating expenses	2,437,333	2,472,975	4,842,692	5,914,825

Operating loss	(2,267,865)	(2,463,407)	(4,560,325)	(5,922,429)

Other income and (expenses):
Interest income	892	1,277	2,087	5,559
Interest expense	(1,092,091)	(452,512)	(1,972,629)	(815,567)
Gain (loss) on revaluation of derivative liabilities, net	115,237	1,485,470	(478,480)	2,562,191
Miscellaneous income	79,621	172,354	67,343	22,808

Total other income and (expenses)	(896,341)	1,206,589	(2,381,679)	1,774,991

Net loss before provision for income taxes	(3,164,206)	(1,256,818)	(6,942,004)	(4,147,438)

Provision for income taxes	(1,051)	12,812	2,661	26,887

Net loss	$(3,163,155)	$(1,269,630)	$(6,944,665)	$(4,174,325)

Product Revenue

The following table presents our product revenue for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$121,248	$20,158	501%	$216,402	$93,391	132%

For the three months ended June 30, 2013, product revenue increased by $101,090, or 501%, as compared to the three months ended June 30, 2012. The increase is primarily due to the partial recognition of revenue for the sale of a SmartChip Real-Time PCR System in the 2013 period, which accounted for 62% of our product revenue for the quarter, compared to none in the 2012 period. There was also an increase in sales of our Real-Time PCR Chip panels, accounting for 31% of product revenue in the 2013 period compared to 19% in the 2012 period, offset by a small decrease in other product revenue in the 2013 period.

For the six months ended June 30, 2013, product revenue increased by $123,011, or 132%, as compared to the six months ended June 30, 2012. The increase is primarily due to the recognition of revenue for the sale of a SmartChip

Real-Time PCR System in the 2013 period, which accounted for 73% of our year to date product revenue, compared to none in the 2012 period. This was offset by small decreases in sales of our Real-Time PCR Chip panels and in other product revenue, and the absence of any SmartSlide sales, which represented 16% of revenue in the 2012 period.

Future product revenue will depend on market acceptance of our new open format SmartChip products which were launched in July 2012 and our SmartChip target enrichment products launched in April 2013.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$125,000	$—	N/A	$208,333	$—	N/A

For the three and six months ended June 30, 2013, license and royalty revenue was $125,000 and $208,333, respectively, as compared to none in the six months ended June 30, 2012. This revenue was generated by an agreement signed in 2013. Future license revenue is expected to be not less than $125,000 per quarter in the near future.

Cost of Product Revenue

The following table presents the cost of product revenue for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$76,780	$10,590	625%	$142,368	$100,995	41%

Cost of product revenue includes the cost of products paid to third party vendors, raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2013, cost of revenue increased by $66,190, or 625%, as compared to the three months ended June 30, 2012. The increase related primarily to the increase in product revenue and an increase in the provision for excess inventory in the 2013 period.

For the six months ended June 30, 2013, cost of revenue increased by $41,373, or 41%, as compared to the six months ended June 30, 2012. The increase related primarily to the increase in product revenue, offset by added provisions for excess inventory in the 2012 period.

Sales and Marketing

The following table presents sales and marketing expenses for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$609,296	$158,278	285%	$951,927	$412,831	131%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the three months ended June 30, 2013, sales and marketing expenses increased by $451,018, or 285%, as compared to the three months ended June 30, 2012. The increase resulted primarily from increases in headcount and the scale-up of sales and marketing activities which had been scaled back in the 2012 period.

For the six months ended June 30, 2013, sales and marketing expenses increased by $539,096, or 131%, as compared to the six months ended June 30, 2012. The increase resulted primarily from increases in headcount and the scale-up of sales and marketing activities.

We expect sales and marketing expenses will continue to increase during 2013 as we build our sales and marketing headcount and activities to commercialize our products.

Research and Development

The following table presents research and development expense for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$1,263,267	$1,606,860	(21)%	$2,665,347	$3,617,724	(26)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2013, research and development expenses decreased by $343,593, or 21%, as compared to the three months ended June 30, 2012. The decrease resulted primarily from a decrease in headcount, the absence of a one-time expense for severance costs for a reduction in force in April 2012 and reductions in the costs of depreciation and expensed materials and reagents.

For the six months ended June 30, 2013, research and development expenses decreased $952,377, or 26%, as compared to the six months ended June 30, 2012. The decrease resulted primarily from a significant decrease in headcount in April 2012 and reductions in the costs of depreciation and expensed materials and reagents.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents general and administrative expenses for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$564,770	$707,837	(20)%	$1,225,418	$1,884,270	(35)%

General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2013, general and administrative expenses decreased $143,067, or 20%, as compared to the three months ended June 30, 2012. The decrease resulted primarily from decreases in personnel-related costs and professional fees.

For the six months ended June 30, 2013, general and administrative expenses decreased $658,852, or 35%, as compared to the six months ended June 30, 2012. The decrease resulted primarily from decreases in headcount and related personnel costs, professional fees, board costs, recruitment costs and the absence of a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer in March 2012.

We expect our general and administrative expenses for the remainder of 2013 to remain at a similar level to that of the first six months, although they may be adversely affected by legal and other professional services relating to fund-raising activities.

Interest Income

The following table presents interest income for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$892	$1,277	(30)%	$2,087	$5,559	(62)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2013, interest income decreased by $385, or 30%, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, interest income decreased by $3,472, or 62%, as compared to the six months ended June 30, 2012. The decrease in both periods was mainly due to a decrease in the average cash invested in interest-bearing accounts.

Interest Expense

The following table presents interest expense for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$1,092,091	$452,512	141%	$1,972,629	$815,567	142%

For the three months ended June 30, 2013, interest expense increased $639,579, or 141%, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, interest expense increased $1,157,062, or 142%, as compared to the six months ended June 30, 2012. The increase in both periods was due to higher charges for  amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement. These are amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. We expect that the 5% interest on the CPNs, along with the amortization charges, will result in interest expense of approximately $5.0 million in 2013, with increased expense in 2014.

Gain (loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$115,237	$1,485,470	(92)%	$(478,480)	$2,562,191	N/A

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the three months ended June 30, 2013, was $115,237, compared to a net gain of $1,485,470 for the three months ended June 30, 2012. The net loss from revaluation of derivative liabilities for the six months ended June 30, 2013, was $478,480, compared to a net gain of $2,562,191 for the six months ended June 30, 2012. Gains and losses are directly attributable to revaluations of all of our derivative liabilities and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.04 on June 30, 2013, compared to $0.06 on March 31, 2013, $0.03 on December 31, 2012, $0.07 on June 30, 2012, $0.15 on March 31, 2012 and $0.16 on December 31, 2011. Further, due to the short weighted average expected remaining term of the CPNs, the related liability declined by more than 99% in the six months ended June 30, 2013.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Income

The following table presents miscellaneous income for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$79,621	$172,354	(54)%	$67,343	$22,808	195%

For the three months ended June 30, 2013, we recorded miscellaneous income of $79,621, compared to income of $172,354 for the three months ended June 30, 2012. For the six months ended June 30, 2013, we recorded miscellaneous income of $67,343, compared to income of $22,808 for the six months ended June 30, 2012. Miscellaneous income or expense is the result of net foreign currency exchange gains and losses, mainly in our

Malaysian subsidiary, WGBM, principally due to revaluation of the inter-company loan account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies.

Provision for income taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2013	2012	% Change	2013	2012	% Change

$(1,051)	$12,812	N/A	$2,661	$26,887	(90)%

For the three and six months ended June 30, 2013, we recorded a credit of $1,051 and a charge of $2,661, respectively, for U.S. state income taxes. For the three and six months ended June 30, 2012, we recorded a charge for income taxes of $12,812 and $26,887, respectively, being an interim estimate of Malaysian taxes payable on interest income, mostly arising on its loan to WaferGen Bio-systems, Inc., plus U.S. state taxes. The Company has provided a full valuation allowance against its net deferred tax assets.

Headcount

Our consolidated headcount as of August 13, 2013, comprised 32 regular employees, all of whom were employed full-time, compared to 32 regular employees as of December 31, 2012, 31 of whom were employed full-time.

Liquidity and Capital Resources

From inception through June 30, 2013, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement. As of June 30, 2013, the Company had $3,035,998 in unrestricted cash and cash equivalents, and working capital of $1,456,412.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the six months ended June 30, 2013 and 2012, in the amounts of $3,161,750 and $5,713,647, respectively. The cash used in operating activities in the six months ended June 30, 2013, was due to cash used to fund a net loss of $6,944,665, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net losses on revaluation of derivative liabilities, interest converted to principal on convertible promissory notes, inventory provision and amortization of debt discount totaling $2,964,913, and cash provided by a change in working capital of $818,002. The cash used in operating activities in the six months ended June 30, 2012, was due to cash used to fund a net loss of $4,174,325, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, exchange gain on issuance of convertible preference shares of subsidiary, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $1,045,950, and cash used by a change in working capital of $493,372. The decrease in cash used in the six months ended June 30, 2013, compared to 2012, was driven primarily by the decrease in the net operating loss from $5,922,429 to $4,560,325, and by cash provided by the change in working capital.

Net Cash Used in Investing Activities

The Company used $34,347 in the six months ended June 30, 2013, and $8,519 in the six months ended June 30, 2012, to acquire property and equipment.

Net Cash Provided by Financing Activities

There were no financing activities in the six months ended June 30, 2013 or 2012.

Availability of Additional Funds

We believe funds available at June 30, 2013, along with our revenue, could fund our operations into the fourth quarter of 2013. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional debt or equity securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high throughput open platform and our target enrichment SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into the fourth quarter of 2013, we expect that additional working capital will be needed to sustain our operations and to repay our outstanding CPNs which, with accrued interest, could amount to approximately $18.2 million on November 27, 2014, their maturity date.

We are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities. However, we have no binding commitments for any transactions at this time. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our CPNs and CPS of our Malaysian subsidiary, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and for restricted stock it is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $182,701 and $179,908, net of estimated forfeitures, for the six months ended June 30, 2013 and 2012, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2013 and 2012, was $0.04 and $0.08, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2013	2012

Risk-free interest rate	0.71%	0.71% - 1.09%
Expected term	4.75 Years	4.75 Years
Expected volatility	108.14%	65.02% - 98.80%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock has not been traded for as long as the expected remaining term of the options, we use a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the options on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the options, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Derivative Liabilities

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our convertible promissory notes. We evaluate the liability for all of our derivatives using a Monte Carlo Simulation approach, using assumptions provided by management reflecting conditions at the valuation dates.

The fair value of the derivative liability for the conversion element of convertible promissory notes at June 30, 2013, was estimated to be $439, using our closing stock price of $0.04 and assumptions including estimated volatility of 148.74%, a risk-free interest rate of 0.03%, a zero dividend rate and a contractual term of 1.41 years. The fair value of this derivative liability at March 31, 2013, was estimated to be $155,990, using our closing stock price of $0.06 and assumptions including estimated volatility of 131.11%, a risk-free interest rate of 0.10%, a zero dividend rate and a contractual term of 1.66 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928, using our closing stock price of $0.03 and assumptions including estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $401,921, using our closing stock price of $0.07 and assumptions including estimated volatility of 112.40%, a risk-free interest rate of 0.23%, a zero dividend rate and a contractual term of 2.41 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $1,081,869, using our closing stock price of $0.15 and assumptions including estimated volatility of 94.40%, a risk-free interest rate of 0.25%, a zero dividend rate and a contractual term of 2.66 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295, using our closing stock price of $0.16 and assumptions including estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years.

The total fair value of the derivative liability for warrants at June 30, 2013, was estimated to be $701,857, using our closing stock price of $0.04 and assumptions including estimated volatilities of 130.24% to 131.31%, risk-free interest rates of 0.13% to 0.19%, a zero dividend rate and estimated remaining terms of 0.77 to 1.19 years. The total fair value of this derivative liability at March 31, 2013, was estimated to be $225,764, using our closing stock price of $0.06 and assumptions including estimated volatilities of 94.54% to 128.32%, risk-free interest rates of 0.05% to 0.18%, a zero dividend rate and estimated remaining terms of 0.14 to 1.39 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $102,695, using our closing stock price of $0.03 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at June 30, 2012, was estimated to be $329,414, using our closing stock price of $0.07 and assumptions including estimated volatilities of 96.38% to 118.21%, risk-free interest rates of 0.20% to 0.33%, a zero dividend rate and estimated remaining terms of 0.89 to 1.99 years. The total fair value of this derivative liability at March 31, 2012, was estimated to be $355,990, using our closing stock price of $0.15 and assumptions including estimated volatilities of 86.75% to 100.11%, risk-free interest rates of 0.21% to 0.36%, a zero dividend rate and estimated remaining terms of 1.14 to 2.19 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219, using our closing stock price of $0.16 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at June 30, 2013, was estimated to be $1,213,727, using our closing stock price of $0.04 and assumptions including estimated volatility of 135.80%, a risk-free interest rate of 0.11%, a zero dividend rate and an estimated remaining term of 0.61 years. The fair value of this derivative liability at March 31, 2013, was estimated to be $1,212,385, using our closing stock price of $0.06 and assumptions including estimated volatility of 130.91%, a risk-free interest rate of 0.13%, a zero dividend rate and an estimated remaining term of 0.81 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $1,210,909, using our closing stock price of $0.03 and assumptions including estimated volatility of 125.53%, a risk-free interest rate of 0.16%, a zero dividend rate and an estimated remaining term of 1.00 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $1,327,769, using our closing stock price of $0.07 and assumptions including estimated volatility of 106.00%, a risk-free interest rate of 0.26%, a zero dividend rate and an estimated remaining term of 1.41 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $1,248,385, using our closing stock price of $0.15 and assumptions including estimated volatility of 90.76%, a risk-free interest rate of 0.27%, a zero dividend rate and an estimated remaining term of 1.61 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,245,101, using our closing stock price of $0.16 and assumptions including estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an estimated remaining term of 1.81 years.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at June 30, 2013, was estimated to be $770,641, using our closing stock price of $0.04 and assumptions including estimated volatilities of 111.30% to 123.77%, risk-free interest rates of 0.02% to 0.08%, a zero dividend rate and estimated remaining terms of 0.11 to 0.41 years. The fair value of this derivative liability at March 31, 2013, was estimated to be $1,207,762, using our closing stock price of $0.06 and assumptions including estimated volatilities of 115.56% to 128.08%, risk-free interest rates of 0.08% to 0.12%, a zero dividend rate and estimated remaining terms of 0.30 to 0.66 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $619,652, using our closing stock price of $0.03 and assumptions including estimated volatilities of 123.55% to 127.94%, risk-free interest rates of 0.11% to 0.15%, a zero dividend rate and estimated remaining terms of 0.55 to 0.90 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $1,346,035, using our closing stock price of $0.07 and assumptions including estimated volatilities of 105.96% to 114.25%, risk-free interest rates of 0.22% to 0.26%, a zero dividend rate and estimated remaining terms of 1.05 to 1.41 years. The fair value of this derivative liability at March 31, 2012, was estimated to be $2,204,365, using our closing stock price of $0.15 and assumptions including estimated volatilities of 89.99% to 96.41%, risk-free interest rates of 0.23% to 0.28%, a zero dividend rate and estimated remaining terms of 1.30 to 1.66 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $2,135,715, using our closing stock price of $0.16 and assumptions including estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and estimated remaining terms of 1.55 to 1.90 years.

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock has not been traded for as long as the expected remaining term of the instrument, we use a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the instrument, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first six months of 2013, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 22, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None in the three months ended June 30, 2013.

Item 3.  Defaults Upon Senior Securities

See the discussion in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the Company’s Malaysian subsidiary, WaferGen Biosystems (M) Sdn. Bhd.

Item 6.  Exhibits

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2*	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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

Dated: August 14, 2013

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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