Form 10-Q
period 2013-09-30
WaferGen Bio-systems, Inc.
filed 2013-11-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Registrant had 8,117,068 shares of common stock outstanding as of November 11, 2013.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$14,483,041	$6,328,753
Accounts receivable	349,550	307,759
Inventories, net	363,843	495,486
Prepaid expenses and other current assets	159,821	134,567

Total current assets	15,356,255	7,266,565

Property and equipment, net	351,342	874,062
Other assets	46,287	756,831

Total assets	$15,753,884	$8,897,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$722,532	$474,436
Accrued payroll and related costs	1,289,975	235,404
Other accrued expenses	1,553,093	1,063,813

Total current liabilities	3,565,600	1,773,653

Long-term debt, net of discount	—	3,393,159
Derivative liabilities	2,236,080	2,208,184

Total liabilities	5,801,680	7,374,996

Series A and B convertible preference shares of subsidiary	4,021,956	1,123,406

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Series C convertible preference shares of subsidiary	4,993,728	4,993,728
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 3,633.0518 shares of Series 1 issued and outstanding at September 30, 2013; 2,937,500 shares of Series A-1 issued and outstanding at December 31, 2012	17,100,978	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 7,380,495 and 419,367 shares issued and outstanding at September 30, 2013 and December 31, 2012	7,380	419
Additional paid-in capital	66,395,192	49,933,608
Accumulated deficit	(82,497,923)	(64,571,897)
Accumulated other comprehensive (loss) income	(69,107)	204,629

Total stockholders’ equity	5,930,248	399,056

Total liabilities and stockholders’ equity	$15,753,884	$8,897,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Product	$264,547	$176,608	$480,949	$269,999
License and royalty	125,000	—	333,333	—

Total Revenue	389,547	176,608	814,282	269,999

Cost of product revenue	192,814	144,327	335,182	245,322

Gross profit	196,733	32,281	479,100	24,677

Operating expenses:
Sales and marketing	625,390	124,692	1,577,317	537,523
Research and development	1,581,449	1,237,617	4,246,796	4,855,341
General and administrative	1,217,899	521,901	2,443,317	2,406,171

Total operating expenses	3,424,738	1,884,210	8,267,430	7,799,035

Operating loss	(3,228,005)	(1,851,929)	(7,788,330)	(7,774,358)

Other income and (expenses):
Interest income	830	672	2,917	6,231
Interest expense	(848,464)	(564,009)	(2,821,093)	(1,379,576)
Gain (loss) on revaluation of derivative liabilities, net	450,584	(385,209)	(27,896)	2,176,982
Loss on extinguishment of debt	(4,970,410)	—	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—	(2,553,318)	—
Miscellaneous income (expense)	167,952	(181,247)	235,295	(158,439)

Total other income and (expenses)	(7,752,826)	(1,129,793)	(10,134,505)	645,198

Net loss before provision for income taxes	(10,980,831)	(2,981,722)	(17,922,835)	(7,129,160)

Provision for income taxes	530	(14,142)	3,191	12,745

Net loss	(10,981,361)	(2,967,580)	(17,926,026)	(7,141,905)

Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	(702,970)	—	(702,970)	—
Accretion on Series A and B convertible preference shares of subsidiary associated with premium	(408,651)	—	(2,898,550)	—
Series A-1 preferred dividend	(131,219)	(201,612)	(547,171)	(597,401)

Net loss attributable to common stockholders	$(12,224,201)	$(3,169,192)	$(22,074,717)	$(7,739,306)

Net loss per share – basic and diluted	$(4.34)	$(7.56)	$(31.11)	$(18.47)

Shares used to compute net loss per share – basic and diluted	2,814,655	419,028	709,639	419,123

Comprehensive Loss:

Net loss	$(10,981,361)	$(2,967,580)	$(17,926,026)	$(7,141,905)

Foreign currency translation adjustments	(175,686)	220,921	(273,736)	187,997

Total comprehensive loss	$(11,157,047)	$(2,746,659)	$(18,199,762)	$(6,953,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(17,926,026)	$(7,141,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560,220	694,836
Stock-based compensation	260,068	285,483
Loss (gain) on revaluation of derivative liabilities, net	27,896	(2,176,982)
Interest converted to principal on convertible promissory notes	547,866	597,484
Provision for excess and obsolete inventory	492	60,353
Amortization of debt discount	2,094,335	718,918
Loss on extinguishment of debt	4,970,410	—
Issuance of warrants due to organic change	2,553,318	—
Change in operating assets and liabilities:
Accounts receivable	(41,854)	(14,607)
Inventories	131,151	111,953
Prepaid expenses and other assets	99,589	(15,019)
Accounts payable	248,105	(472,092)
Accrued payroll and related costs	1,055,332	(394,674)
Other accrued expenses	490,692	106,869

Net cash used in operating activities	(4,928,406)	(7,639,383)

Cash flows from investing activities:
Purchase of property and equipment	(41,906)	(41,262)

Net cash used in investing activities	(41,906)	(41,262)

Cash flows from financing activities:
Net proceeds from issuance of Series 1 convertible preferred stock, common stock and warrants	13,393,162	—

Net cash provided by financing activities	13,393,162	—

Effect of exchange rates on cash	(268,562)	178,358

Net increase (decrease) in cash and cash equivalents	8,154,288	(7,502,287)

Cash and cash equivalents at beginning of the period	6,328,753	15,117,172

Cash and cash equivalents at end of the period	$14,483,041	$7,614,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$—
Cash paid for income taxes	$26,182	$32,614
Cash (received) for income taxes	$(1,051)	$(25,539)

Supplemental disclosure of non-cash investing and financing activities:
Exchange of convertible promissory notes for common stock and Series 1 convertible preferred stock	$6,035,360	$—
Exchange of Series A-1 convertible preferred stock for common stock and Series 1 convertible preferred stock	$9,838,569	$—
Issuance of warrants to placement agent	$1,147,021	$—
Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	$702,970	$—

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

On January 24, 2008, the Company formed a new subsidiary in Malaysia. This subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), supports the Company’s ongoing development and commercialization goals. As of September 30, 2013, the parent company owned 100% of the common stock and 8.2% (including all shares that had been assumed by the parent company pursuant to exercises of exchange rights) of the preference shares of WGBM. The holders of these preference shares have certain rights, including the right to exchange such shares for common stock of the parent company and to have them redeemed by WGBM from funds legally available for distribution (see Note 5), which may be more beneficial than conversion into common stock of WGBM, but if such conversion were to occur, the parent company would own 72.8% of WGBM’s common stock. See also Note 13, “Subsequent Events.”

On August 30, 2011, the Company formed a new wholly owned subsidiary in Luxembourg, WaferGen Biosystems Europe S.a.r.l., to establish a presence for its marketing and research activities in Europe.

On August 27, 2013, the Company effected a reverse stock split of its common stock by a ratio of one-for-99.39 (the “Reverse Split”). Every 99.39 outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the Reverse Split. Stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the impact of the one-for-99.39 Reverse Split on a retroactive basis.

On August 27, 2013, the Company entered into an exchange agreement (the “Exchange Agreement”) with investors who, in May 2011, purchased (i) certain shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share, (ii) certain Convertible Promissory Notes convertible into shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, and (iii) certain warrants (the “2011 Warrants” and together with the Series A-1 Preferred Shares and the Convertible Notes, the “2011 Securities”) to purchase shares of common stock. Pursuant to the Exchange Agreement, these investors agreed to exchange all their 2011 Securities for shares of the Company’s common stock, shares of newly designated Series 1 Convertible Preferred Stock, par value $0.001 per share, and warrants to purchase shares of common stock (the “2013 Exchange”). In the aggregate, the Company exchanged Series A-1 Preferred Shares with a liquidation preference of $17,081,913, Convertible Promissory Notes (“CPNs”) with a principal amount of $17,084,894 and 2011 Warrants exercisable for 565,180 shares of common stock for 2,987.0167 shares of Series 1 Convertible Preferred Stock, 1,067,317 shares of our common stock and warrants exercisable for 2,369,000 shares of common stock. These warrants are exercisable at any time before August 27, 2018, at an exercise price of $2.60 per share, with cashless exercise permitted.

The Company employed an Option Pricing Model to determine the relative fair values of securities surrendered in the 2013 Exchange, using a stock price of $2.00 and assumptions including estimated volatility of 84.26%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The relative fair value assigned to the CPNs was $10,422,956. The excess of this amount over the net carrying amount of the liabilities relating to CPNs of $5,452,546 on the exchange date was recorded as loss on extinguishment of debt of $4,970,410 within other income and expenses. The balance related to Series A-1 Convertible Preferred Stock was transferred to additional paid-in capital within stockholders’ equity. The exchange of warrants is further described in Note 8.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On August 27, 2013 and September 30, 2013, the Company completed a private placement offering (the “2013 Private Placement”) with certain accredited investors for the sale of units at $50,000 per unit (“Unit”). Each Unit consisted of (1) either 25,000 shares of our common stock or 9.9390 shares of the Series 1 Convertible Preferred Stock and (2) warrants to purchase 12,500 shares of common stock. At the initial closing of the offering on August 27, 2013, the Company received gross proceeds of $13,668,500 and issued a total of 5,209,250 shares of common stock, 646.0351 shares of Series 1 Convertible Preferred Stock (convertible into a total of 1,625,000 shares of common stock) and 3,417,129 warrants. At the second and final closing of the offering on September 30, 2013, the Company received gross proceeds of $1,369,000 and issued a total of 684,500 shares of common stock and 342,250 warrants.

In total, the Company sold an aggregate of 5,893,750 shares of common stock, 646.0351 shares of Series 1 Convertible Preferred Stock and warrants to purchase 3,759,379 shares of common stock for $2.60 in the 2013 Private Placement, and received aggregate gross proceeds of $15,037,500. The Company incurred issuance costs in connection with the 2013 Private Placement totaling $2,791,359 (including the fair value of unit warrants issued to the placement agent of $1,147,021, as discussed below). The following reflects the allocation of these proceeds to the new securities issued:

Security / Account	Allocated Fair Value	Issuance Costs	Reallocation	Final Allocation

Shares of common stock	$9,216,422	$(1,710,813)	$(7,505,609)	$—
Series 1 Convertible Preferred Stock	2,547,030	(472,796)	—	2,074,234
Warrants	3,274,048	(607,750)	(2,666,298)	—
Common stock at par value	—	—	5,894	5,894
Additional paid-in capital	—	—	10,166,013	10,166,013

Total	$15,037,500	$(2,791,359)	$—	$12,246,141

Subject to certain ownership limitations, the warrants are exercisable at any time within five years of the applicable issuance date at an initial exercise price of $2.60 per share with cashless exercise in the event a registration statement covering the resale of the shares of common stock underlying the warrants is not in effect within six months of the issuance of the warrants. They contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but do not contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s common stock, so they are accounted for within stockholders’ equity.

The Company retained a placement agent in connection with the 2013 Private Placement, and pursuant to the terms of a placement agent agreement, the Company paid the placement agent an aggregate fee totaling approximately $1,339,750. In addition, the Company issued the placement agent 23.34 unit warrants at the initial closing and 2.54 unit warrants at the final closing. Each unit warrant entitles the placement agent to purchase a Unit for $50,000 with terms identical to those issued in the 2013 Private Placement, except that the warrants expire on the fifth anniversary of the issuance date of the unit warrant. The fair value of the 23.34 unit warrants issued on August 27, 2013, was estimated to be $1,036,605, using a closing stock price of $2.00 and assumptions including estimated volatility of 84.27%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The fair value of the 2.54 unit warrants issued on September 30, 2013, was estimated to be $110,416, using a closing stock price of $1.96 and assumptions including estimated volatility of 85.06%, a risk-free interest rate of 1.01%, a zero dividend rate and an estimated remaining term of 4.00 years. The total estimated fair value of $1,147,021 was included in the 2013 Private Placement offering costs.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $86,577 and $168,560 in the three months ended September 30, 2013 and 2012, respectively and $236,167 and $168,560 in the nine months ended September 30, 2013 and 2012, respectively, which were offset against operating expenses in the statement of operations.

Stock-Based Compensation – The Company measures the fair value of all stock-based awards to employees, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of awards to consultants is measured on the dates on which performance of services is completed, with interim valuations recorded at balance sheet dates while performance is in progress. The fair value of options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock is based on the Company’s closing share price on the measurement date.

Change in Fair Value of Derivatives – The Company recognizes its warrants with certain anti-dilution protection, the redemption option of the Series A convertible preference shares of its Malaysian subsidiary, and the conversion element of both its convertible promissory notes and of the Series B convertible preference shares of its Malaysian subsidiary as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of all of its derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies the circumstances under which the cumulative translation adjustment arising from the consolidation of entities for which the functional currency is not the U.S. dollar should be released into net income. The Company adopted this guidance effective January 1, 2013, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. The Company expects to release $69,107 of accumulated other comprehensive loss into operations in the three months ending December 31, 2013 (see Note 13).

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012

Raw materials	$94,021	$158,316

Work in process	88,364	179,314

Finished goods	181,458	157,856

Inventories, net	$363,843	$495,486

NOTE 4.  Long Term Obligations

On May 27, 2011, the Company sold convertible promissory notes in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 Convertible Preferred Stock at a price of $5.70 per share, with each 9.939 shares being convertible into one share of common stock. The convertible promissory notes were sold along with convertible preferred stock and warrants for aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037. Interest on the convertible promissory notes accrued at a rate of 5% per annum, and could either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

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

The debt discount (which included the discount associated with the embedded conversion derivative) related to the debt element of the convertible promissory notes of $14,442,497 was, prior to the 2013 Exchange (see Note 1), being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the convertible promissory notes. The $832,502 in issuance costs allocated to the convertible promissory notes was recorded as a deferred financing cost, which was also being amortized as a non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company valued the derivative liability for the conversion element of the convertible promissory notes using a Monte Carlo Simulation approach, using assumptions provided by management reflecting conditions at the valuation dates.

The fair value of this derivative liability had diminished to nil by the time of the 2013 Exchange. At September 30, 2012, the fair value was estimated to be $458,310, using a closing stock price of $7.95 and assumptions including estimated volatility of 126.57%, a risk-free interest rate of 0.16%, a zero dividend rate and a contractual term of 2.16 years.

The fair value of this derivative liability at December 31, 2012 and 2011, was estimated to be $274,928 and $1,931,295, respectively. The decrease in the fair value of this derivative liability of $274,928 and $1,472,985 during the nine months ended September 30, 2013 and 2012, respectively, was recorded as a revaluation gain (see Note 9).

The balance of the convertible promissory notes comprises the following at September 30, 2013, and December 31, 2012:
	September 30, 2013	December 31, 2012

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,809,894	1,262,028
Stated value	17,084,894	16,537,028
Debt discount – conversion element, net of accumulated amortization of $3,392,963 and $1,298,628 respectively	11,049,534	13,143,869

Notes payable, net of debt discount, prior to exchange	6,035,360	3,393,159

Amount extinguished in 2013 Exchange	(6,035,360)	—

Notes payable, net of debt discount	$—	$3,393,159

The Company recorded a loss on early extinguishment of debt of $4,970,410 as a result of the 2013 Exchange (see Note 1).

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

Following these modifications, the rights of the holders of Series A and B CPS included, but were not limited to, the right:

(a)
to put to the Company their CPS (or ordinary shares in WGBM received on conversion of those CPS under paragraph (c) below) at any time during the year 2011 that the share price of the Company’s common stock is below $223.63 in order to redeem for cash (or, at the holder’s option, shares of Company common stock of equivalent value) the amount originally invested in USD plus a premium of 8%, compounded annually, with yearly rests (each year’s accrued interest would be forfeited in the event of redemption prior to the anniversary of the initial investment) (the “Redemption Option,” since amended for Series A and expired for Series B, see below);

(b)
to cause the Company to exchange their CPS for common stock of the Company at an exchange rate of US$223.63 per share of common stock, provided, in the case of Series B CPS, that commencing on August 1, 2010, if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock is less than US$263.09, then the holder may exchange CPS at an exchange rate equal to 85% of such 10-day average closing price. This option, previously exercised by EEV and KMP, has expired for MTDC’s Series A CPS and expires on April 3, 2014, for PMSB’s Series B CPS (the “Conversion Option);

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On December 31, 2011, the Series B CPS Redemption Option lapsed. The value of the derivative liability for the conversion element increased significantly as a result. Subsequently, the Company has recorded adjustments to accrete the Series B CPS to their maximum redemption amount under the WGBM Redemption Right at the balance sheet date, net of the related derivatives, and recorded this amount in temporary equity with a related deemed dividend which was charged against additional paid-in capital.

Series B CPS derivative liability fair values at September 30, 2013 and 2012, were estimated to be $1,300,923 and $1,334,545, respectively, using a closing stock price of $1.96 and $7.95, respectively, and based on the following assumptions:

	September 30, 2013	September 30, 2012

Risk-free interest rate	0.04%	0.18%
Expected remaining term	0.51 Years	1.21 Years
Expected volatility	102.38%	119.55%
Dividend yield	0%	0%

Series B CPS derivative liability fair values at December 31, 2012 and 2011, were estimated to be $1,210,909 and $1,245,101, respectively. The net increase in the fair value of this derivative liability of $90,014 and $89,444 during the nine months ended September 30, 2013 and 2012, respectively, was recorded as a revaluation loss (see Note 9).

Pursuant to a notice dated March 14, 2013, PMSB sought to exercise such redemption rights with respect to its Series B CPS. WGBM responded in a letter dated April 3, 2013 that under the Malaysian Company Act 1965, WGBM did not have funds legally available for distribution and accordingly could not legally redeem PMSB’s Series B CPS. As of September 30, 2013, PMSB’s Series B CPS had not yet been redeemed and PMSB retained ownership of such CPS, along with the WGBM Redemption Right and other rights associated with such CPS. In October 2013 the Company purchased PMSB’s 444,444 Series B CPS for $70,000 (see Note 13).

Based on the average closing price of the Company’s common stock of $1.99 in the 10-day trading period immediately prior to September 30, 2013, PMSB could have converted their Series B CPS into 591,191 shares of such stock had they exercised the Conversion Option on that date.

On December 9, 2011, the terms of the Series A CPS were amended by a Letter Agreement with MTDC (the “MTDCLA”) to extend the period during which MTDC could exercise the Redemption Option from December 31, 2011 to April 3, 2014. In addition, the holder’s option to elect to receive shares of Company common stock of equivalent value (see above) was amended to give the Company the option, upon the exercise of the Redemption Option, to pay in shares of its common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice. Further, the ASP is subject to a ceiling of $154.05 and a floor of $9.94. The amendment that allows the Company to settle the Redemption Option in a variable number of shares causes the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognizes the Redemption Option as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent the Redemption Option) as part of temporary equity. The Company has recorded an adjustment to accrete the Series A CPS to their maximum redemption amount under the WGBM Redemption Right at the balance sheet date, net of the related derivatives, and recorded this amount in temporary equity with a related deemed dividend which was charged against additional paid-in capital.

The Series A CPS derivative liability fair values at September 30, 2013 and 2012, were estimated to be $424,794 and $1,563,664, respectively, using a closing stock price of $1.96 and $7.95, respectively, and based on the following assumptions:

	September 30, 2013	September 30, 2012

Risk-free interest rate	0.02% - 0.03%	0.16% - 0.18%
Expected remaining term	0.10 - 0.16 Years	0.80 - 1.16 Years
Expected volatility	77.99 - 78.79%	120.84 - 125.60%
Dividend yield	0%	0%

Series A CPS derivative liability fair values at December 31, 2012 and 2011, were estimated to be $619,652 and $2,135,715, respectively. The net decrease in the fair value of this derivative liability of $194,858 and $572,051 during the nine months ended September 30, 2013 and 2012, respectively, was recorded as a revaluation gain (see Note 9).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 30, 2013, the cash value of the Redemption Option was $2,829,817. Since 85% of the average closing price of the Company’s common stock of $1.99 in the 10-day trading period immediately prior to September 30, 2013, was less than the ASP floor of $9.94, the Company could have settled this liability by issuing 284,718 shares of its common stock if MTDC had exercised the Conversion Option on that date.

On March 10, 2011, WGBM issued 3,233,734 Series C CPS to MTDC in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share (see Note 8). Each 99.39 Series C CPS issued at the initial closing can convert into one share of the Company on April 3, 2014 (this was extended from December 20, 2011, by the MTDCLA), and each 99.39 Series C CPS issued at the subsequent closing will convert into one share of the Company on the anniversary of that closing, but the Series C may convert at any earlier date following each closing at MTDC’s option. MTDC may also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. MTDC may appoint one of the seven directors of the subsidiary (in addition to the director they may appoint as the holder of Series A CPS), and an additional independent director may be jointly appointed by MTDC and the Company.

WGBM is authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 410,279 Series B CPS held by the Company upon exercise by EEV and KMP of their options) issued and outstanding at September 30, 2013, and December 31, 2012. See also Note 13.

NOTE 6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective August 27, 2013, the Company designated 3,663 shares as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock has no voting rights, and holders are entitled to a liquidation preference equal to $0.001 per share. Each share of Series 1 Convertible Preferred Stock is convertible into 2,515.3436 shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.98% of the common stock following conversion.

On August 27, 2013, the Company issued 2,987.0167 shares of Series 1 Convertible Preferred Stock in conjunction with the Exchange Agreement (see Note 1) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in the 2013 Private Placement (see Note 1). All of these 3,633.0518 shares remain outstanding as of September 30, 2013. The Company also recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series A-1 convertible preferred stock. Since this preferred stock is immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $702,970 was recorded as a one-time accretion expense.

Effective May 26, 2011, the Company designated 4,500,000 shares as Series A-1 Convertible Preferred Stock and 4,500,000 shares as Series A-2 Convertible Preferred Stock (together, the “Series A Preferred Stock”). Each 9.939 shares of Series A Preferred Stock was convertible into one share of common stock, subject to an ownership cap, and entitled the holder to receive dividends, as, when and if declared by the Company’s Board of Directors, at an annual rate of 5% of the stated value per share of the respective series. Such dividends accrued, compounding quarterly, and accumulated on each share of Series A Preferred Stock from the date of issuance, whether or not declared, until November 27, 2014, when the right to further dividends would cease. The Series A Preferred Stock had no voting rights, and in the event of liquidation ranked senior to common stock. After giving effect to the 2013 Exchange, the Company retired the Series A-1 Preferred Shares that were exchanged for common stock and Series 1 preferred stock and no Series A Preferred Shares remained issued and outstanding and none will be issued in the future.

Effective May 27, 2011, the Company sold an aggregate of 2,937,499.97 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. The Company recorded the allocated valuation of $10,724,991 (see Note 4), less allocated issuance costs of $886,422, as Series A-1 Convertible Preferred Stock within permanent equity.

As of August 27, 2013, $1,806,913 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $131,219 and $201,612 related to the three months ended September 30, 2013 and 2012, respectively and $547,171 and $597,401 related to the nine months ended September 30, 2013 and 2012, respectively.

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

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2013, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2013	29,503	114,896	$41.67	72	$13.91
Granted	(18,861)	18,861	$4.95	—	$—
Vested	—	—	$—	(72)	$13.91
Forfeited	4,617	(4,617)	$9.98	—	$—
Canceled	2,385	(5,196)	$118.82	—	$—

Balance at September 30, 2013	17,644	123,944	$34.01	—	$—

No options were exercised during the nine months ended September 30, 2013 or 2012. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2013, was $1,166, based on our common stock closing price of $1.96. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2013 and 2012, was $3.72 and $8.37, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2013	2012

Risk-free interest rate	0.71% - 1.22%	0.71% - 1.14%
Expected term	4.75 Years	4.75 Years
Expected volatility	96.73% - 108.14%	65.02% - 98.80%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $77,283 and $99,024 for the three months ended September 30, 2013 and 2012, respectively, and $260,068 and $285,483 for the nine months ended September 30, 2013 and 2012, respectively. These sums include $120 expensed in the three and nine months ended September 30, 2012 for restricted stock awards to consultants; there was no such expense in 2013.

At September 30, 2013, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $356,698. This cost is expected to be recognized over an estimated weighted average amortization period of 1.66 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of September 30, 2013, is as follows:

Securities Into Which	Total Warrants	Warrants Subject	Exercise	Expiration
Warrants are Convertible	Outstanding	to Anti-Dilution	Price	Date

Common stock	6,128,379	—	$2.60	August and September 2018
Common stock	717,905	717,905	$4.04	June and August 2014
Common stock	552,186	552,186	$4.22	December 2014 and January 2015
Common stock	7,740	—	$77.52	June and August 2014
Common stock	1,022	—	$83.49	December 2014 and January 2015
Common stock	960	—	$145.90	December 2015
Common stock	2,047	—	$149.09	July 2015
Common stock	30,192	—	$154.05	July 2015
Common stock	2,012	—	$298.17	December 2014 and November 2015

Subtotal	7,442,443	1,270,091

Series C CPS	10,845	—	$230.52	March 2014

Total	7,453,288	1,270,091

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, each entitling the holder to purchase, for $50,000, 25,000 shares of common stock and 12,500 warrants to purchase one share of common stock at an exercise price of $2.60, expiring in August and September 2018 (see Note 1).

The warrants expiring in August and September 2018 comprise 2,369,000 warrants issued in the 2013 Exchange and 3,417,129 and 342,250 issued in the initial and final closing, respectively, of the 2013 Private Placement (see Note 1).

The 2,369,000 warrants issued in the 2013 Exchange were to directly compensate holders of warrants issued in May 2011. Those warrants included the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. Such a change in ownership occurred on August 27, 2013. The Company recorded a one-time expense of $2,553,318 representing the excess of the fair value of the new warrants over those they replaced. The total fair value of the 2,369,000 new warrants was estimated to be $2,637,387 utilizing a Black-Scholes model, the exercise price of $2.60, a stock price of $2.00 and assumptions including estimated volatility of 84.26%, risk-free interest rate of 1.16%, a zero dividend rate and expected remaining term of 4.00 years. The total fair value of the 565,180 warrants

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

exchanged was estimated to be $84,069 utilizing a Black-Scholes model, the exercise price of $61.62, a stock price of $2.00 and assumptions including estimated volatility of 119.54%, risk-free interest rate of 0.46%, a zero dividend rate and expected remaining term of 2.20 years.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $198.78 and entitled the holders thereof to purchase an aggregate of 17,609 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $77.52 and entitled the holders thereof to purchase an aggregate of 45,152 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 7,740 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 37,412 warrants pursuant to their terms, such warrants, as of September 30, 2013, had an exercise price of $4.04 and entitled the holders thereof to purchase an aggregate of 717,905 shares.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $248.48 and entitled the holders thereof to purchase an aggregate of 9,722 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $83.49 and entitled the holders thereof to purchase an aggregate of 28,934 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 1,022 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 27,912 warrants pursuant to their terms, such warrants, as of September 30, 2013, had an exercise price of $4.22 and entitled the holders thereof to purchase an aggregate of 552,186 shares.

The Series C SSA (see Note 5) grants the holders of the Series C CPS the right to subscribe for a further 1,077,911 CPS at a price of $2.3193, with each 99.39 Series C CPS convertible into one share of the Company’s common stock. Since these Series C CPS would convert into common stock of the Company within one year of the subscription date, this right is, for accounting purposes, equivalent to a warrant to purchase the Company’s common stock.

The Company records warrants with certain anti-dilution protection as liabilities, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, with key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

The aggregate fair value of such warrants at September 30, 2013 and 2012, was estimated to be $510,363 (with the fair value per warrant share ranging from $0.24 to $0.53) and $433,829 (with the fair value per warrant share ranging from $0.06 to $7.15), respectively, using a closing stock price of $1.96 and $7.95, respectively, and based on the following assumptions:

	September 30, 2013	September 30, 2012

Risk-free interest rate	0.07% - 0.15%	0.15% - 0.22%
Expected remaining term	0.71 - 1.23 Years	0.64 - 1.79 Years
Expected volatility	99.23% - 112.18%	106.78% - 122.48%
Dividend yield	0%	0%

The aggregate fair value of such warrants at December 31, 2012 and 2011, was estimated to be $102,695 and $655,219, respectively. During the nine months ended September 30, 2013, an increase in the fair value of the warrant derivative liability of $407,668 was recorded as a revaluation loss and during the nine months ended September 30, 2012, a decrease in the fair value of the warrant derivative liability of $221,390 was recorded as a revaluation gain (see Note 9).

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial Assets:
Cash and cash equivalents	$14,483,041	$—	$—	$14,483,041

Total assets	$14,483,041	$—	$—	$14,483,041

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$510,363	$510,363

Conversion element of Series B CPS	—	—	1,300,923	1,300,923

Series A CPS derivative liabilities	—	—	424,794	424,794

Total liabilities	$—	$—	$2,236,080	$2,236,080

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Assets:
Cash and cash equivalents	$6,328,753	$—	$—	$6,328,753

Total assets	$6,328,753	$—	$—	$6,328,753

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	407,668	(274,928)	90,014	(194,858)	27,896
Settlements	—	—	—	—	—
Balance at September 30, 2013	$510,363	$—	$1,300,923	$424,794	$2,236,080

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2013	$(407,669)	$—	$(90,014)	$194,858	$(302,825)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	(221,390)	(1,472,985)	89,444	(572,051)	(2,176,982)
Settlements	—	—	—	—	—
Balance at September 30, 2012	$433,829	$458,310	$1,334,545	$1,563,664	$3,790,348

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2012	$221,390	$1,472,985	$(89,444)	$572,051	$2,176,982

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

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A and B CPS, Series A-1 Convertible Preferred Stock and convertible promissory notes, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 convertible preferred stock, Series A, B and C CPS, Series A-1 convertible preferred stock and convertible promissory notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Common share equivalents issuable upon exercise of common stock options	591	975	836	3,501

Common share equivalents issuable upon exercise of common stock warrants	472,968	—	282,437	—

Common share equivalents issuable upon exercise of unit warrants	112,010	—	53,459	—

Shares issuable upon vesting of restricted stock	—	153	1	225

Shares issuable upon conversion of Series 1 convertible preferred stock	2,876,011	—	969,205	—

Shares issuable upon conversion of Series A CPS	293,844	274,359	293,844	274,359

Shares issuable upon conversion of Series B CPS	591,191	164,402	591,191	164,402

Shares issuable upon conversion of Series C CPS	32,536	32,536	32,536	32,536

Shares issuable upon conversion of Series A-1 convertible preferred stock	204,011	313,863	283,513	310,126

Shares issuable upon conversion of convertible promissory notes	186,140	286,559	258,870	283,049

Total common share equivalents excluded from denominator for diluted earnings per share computation	4,769,302	1,072,847	2,765,892	1,068,198

Effective October 24, 2013, the Company issued 736,573 new shares of its common stock in exchange for 292.8319 shares of Series 1 Convertible Preferred Stock.

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at September 30, 2013, or December 31, 2012.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customers accounting for more than 10% of total revenues during the three or nine months ended September 30, 2013 or 2012, are tabulated as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Customer A	$125,000	32%	$—	—	$333,333	41%	$—	—
Customer B	$123,201	32%	$—	—	$123,201	15%	$—	—
Customer C	$114,600	29%	$—	—	$114,600	14%	$—	—
Customer D	$7,664	2%	$—	—	$168,906	21%	$—	—
Customer E	$—	—	$115,000	65%	$—	—	$131,465	49%
Customer F	$—	—	$—	—	$—	—	$27,754	10%

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On April 15, 2013, the case was referred to mediation. The first mediation session was held on August 7, 2013, resulting in further requests for documentation by both parties. The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position and results of operations. Related legal costs are being expensed as incurred.

NOTE 13.  Subsequent Events

In October 2013 the Company purchased PMSB’s 444,444 Series B Convertible Preference Shares of WGBM for $70,000.

In October 2013 the Company entered an agreement with WGBM and MTDC to liquidate WGBM. The intercompany balance between the Company and WGBM includes notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysia Notes”). The Malaysia Notes were issued on August 15, 2013, in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. The Malaysia Notes will be divided in increments of $100,000 each, of which the Company will receive 14 and MTDC the remaining 52. At any time prior to their maturity date, the Company may issue MTDC shares of its common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of their notes. The remaining net assets of WGBM of approximately $300,000 will be distributed 22.42% to the Company and 77.78% to MTDC. As a result of the liquidation of WGBM, the Company may be required to record Malaysia Notes with an aggregate face value of $5.2 million as debt, net of debt discount initially estimated to be approximately $3 million, on its balance sheet, with an offsetting reduction in derivative liabilities and temporary equity. The liquidation of WGBM is not expected to have a material net impact on the Company’s consolidated financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2013, and June 30, 2013 (the “First and Second Quarter Forms 10-Q”), both as filed with the Securities and Exchange Commission (“SEC”), and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2013, our accumulated deficit was $82,497,923. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Product	$264,547	$176,608	$480,949	$269,999
License and royalty	125,000	—	333,333	—

Total Revenue	389,547	176,608	814,282	269,999

Cost of product revenue	192,814	144,327	335,182	245,322

Gross profit	196,733	32,281	479,100	24,677

Operating expenses:
Sales and marketing	625,390	124,692	1,577,317	537,523
Research and development	1,581,449	1,237,617	4,246,796	4,855,341
General and administrative	1,217,899	521,901	2,443,317	2,406,171

Total operating expenses	3,424,738	1,884,210	8,267,430	7,799,035

Operating loss	(3,228,005)	(1,851,929)	(7,788,330)	(7,774,358)

Other income and (expenses):
Interest income	830	672	2,917	6,231
Interest expense	(848,464)	(564,009)	(2,821,093)	(1,379,576)
Gain (loss) on revaluation of derivative liabilities, net	450,584	(385,209)	(27,896)	2,176,982
Loss on extinguishment of debt	(4,970,410)	—	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—	(2,553,318)	—
Miscellaneous income (expense)	167,952	(181,247)	235,295	(158,439)

Total other income and (expenses)	(7,752,826)	(1,129,793)	(10,134,505)	645,198

Net loss before provision for income taxes	(10,980,831)	(2,981,722)	(17,922,835)	(7,129,160)

Provision for income taxes	530	(14,142)	3,191	12,745

Net loss	$(10,981,361)	$(2,967,580)	$(17,926,026)	$(7,141,905)

Product Revenue

The following table presents our product revenue for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$264,547	$176,608	50%	$480,949	$269,999	78%

For the three months ended September 30, 2013, product revenue increased by $87,939, or 50%, as compared to the three months ended September 30, 2012. The increase is due to sales of our target enrichment product line which we launched mid-2013.

For the nine months ended September 30, 2013, product revenue increased by $210,950, or 78%, as compared to the nine months ended September 30, 2012. The increase is due to sales of our target enrichment product line and an additional open platform Real-Time PCR System.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$125,000	$—	N/A	$333,333	$—	N/A

For the three and nine months ended September 30, 2013, license and royalty revenue was $125,000 and $333,333, respectively, as compared to none in the nine months ended September 30, 2012. This revenue was generated by an agreement signed in 2013. Future license revenue is expected to be not less than $125,000 per quarter in the near future.

Cost of Product Revenue

The following table presents our cost of product revenue for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$192,814	$144,327	34%	$335,182	$245,322	37%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2013, cost of revenue increased by $48,487, or 34%, as compared to the three months ended September 30, 2012. The increase related primarily to the increase in revenue.

For the nine months ended September 30, 2013, cost of revenue increased by $89,860, or 37%, as compared to the nine months ended September 30, 2012. The increase related primarily to the increase in revenue, offset by a reduction in provisions for excess inventory.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$625,390	$124,692	402%	$1,577,317	$537,523	193%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the three months ended September 30, 2013, sales and marketing expenses increased by $500,698, or 402%, as compared to the three months ended September 30, 2012. The increase resulted primarily from increases in headcount and sales and marketing activities that had been scaled back in the 2012 period.

For the nine months ended September 30, 2013, sales and marketing expenses increased by $1,039,794, or 193%, as compared to the nine months ended September 30, 2012. The increase resulted primarily from increases in headcount and sales and marketing activities.

We expect sales and marketing expenses will continue to increase during 2013 as we build our sales and marketing headcount and activities to commercialize our products.

Research and Development

The following table presents our research and development expense for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$1,581,449	$1,237,617	28%	$4,246,796	$4,855,341	(13)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2013, research and development expenses increased by $343,832, or 28%, as compared to the three months ended September 30, 2012. The increase resulted primarily from a one-time accrual of retention incentives in the quarter.

For the nine months ended September 30, 2013, research and development expenses decreased $608,545, or 13%, as compared to the nine months ended September 30, 2012. The decrease resulted primarily from a significant decrease in headcount in April 2012 and reductions in the costs of depreciation and expensed materials, offset by the one-time accrual of retention incentives.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$1,217,899	$521,901	133%	$2,443,317	$2,406,171	2%

General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2013, general and administrative expenses increased by $695,998, or 133%, as compared to the three months ended September 30, 2012. The increase resulted primarily from the accrual of a discretionary bonus awarded to our CEO, plus a one-time accrual of retention incentives for other U.S. employees, severance costs for Malaysian employees and legal fees incurred in conjunction with our capital restructuring.

For the nine months ended September 30, 2013, general and administrative expenses increased by $37,146, or 2%, as compared to the nine months ended September 30, 2012. The increase resulted primarily from increases in the accrual of a discretionary bonus awarded to our CEO, plus a one-time accrual of retention incentives for other employees, and higher legal fees incurred in conjunction with our capital restructuring, substantially offset by consulting fees, recruitment costs, travel and lodging expenses, and the absence of a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer in early 2012.

We expect our general and administrative expenses to be lower for the remainder of 2013 due to the non-recurrence of the discretionary bonus, retention incentives, severance costs and high legal fees incurred in the three months ended September 30, 2013.

Interest Income

The following table presents our interest income for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$830	$672	24%	$2,917	$6,231	(53)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2013, interest income increased by $158, or 24%, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest income decreased by $3,314, or 53%, as compared to the nine months ended September 30, 2012. The steady decrease was mainly due to a decrease in the average cash invested in interest-bearing accounts until September 2013, when funds from our 2013 Private Placement were invested. Interest income is expected to increase in the three months ending December 31, 2013, but due to low interest rates it will not be significant.

Interest Expense

The following table presents our interest expense for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$848,464	$564,009	50%	$2,821,093	$1,379,576	104%

For the three months ended September 30, 2013, interest expense increased by $284,455, or 50%, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest expense increased $1,441,517, or 104%, as compared to the nine months ended September 30, 2012. The increase in both periods was primarily due to higher charges for  amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement. These were amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. This was offset by the reduction in the number of days for which the CPNs were outstanding, as they were exchanged for non-interest-bearing securities under the terms of the Exchange Agreement on August 27, 2013, and since such date interest expense has not been significant.

Gain (Loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of our derivative liabilities, net for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$450,584	$(385,209)	N/A	$(27,896)	$2,176,982	N/A

Our derivative liabilities arise due to the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B convertible preference shares (“CPS”) of our Malaysian subsidiary, and, until August 27, 2013, under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the three months ended September 30, 2013, was $450,584, compared to a net loss of $385,209 for the three months ended September 30, 2012. The net loss from revaluation of derivative liabilities for the nine months ended September 30, 2013, was $27,896, compared to a net gain of $2,176,982 for the nine months ended September 30, 2012. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $1.96 on September 30, 2013, compared to $3.98 on June 30, 2013, and $2.98 on December 31, 2012, and was $7.95 on September 30, 2012, compared to $6.96 on June 30, 2012, and $15.90 on December 31, 2011. Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt we recognized in the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$4,970,410	$—	N/A	$4,970,410	$—	N/A

Loss on extinguishment of debt is a one-time non-cash charge recorded as a result of the CPNs being exchanged for other securities per the terms of the Exchange Agreement on August 27, 2013. No comparable costs are expected in the foreseeable future.

Issuance of warrants due to organic change

The following table presents the charge for issuance of warrants due to organic change that we incurred for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$2,553,318	$—	N/A	$2,553,318	$—	N/A

The charge for issuance of warrants due to organic change is a one-time non-cash charge recorded as a result of the warrants issued in May 2011 (the “May 2011 Warrants”) being exchanged for securities with a greater value. Per the terms of the May 2011 warrants, holders were entitled to compensation should an Organic Change, as defined therein, occur, and the issuance of new shares in the 2013 Private Placement that occurred on August 27, 2013, met that definition. No comparable costs are expected in the foreseeable future.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$167,952	$(181,247)	N/A	$235,295	$(158,439)	N/A

For the three months ended September 30, 2013, we recorded miscellaneous income of $167,952, compared to an expense of $181,247 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we recorded miscellaneous income of $235,295, compared to an expense of $158,439 for the nine months ended September 30, 2012. Miscellaneous income or expense is the result of net foreign currency exchange gains and losses, mainly in our Malaysian subsidiary, WGBM, principally due to revaluation of the inter-company loan account at the balance sheet date. WGBM presently has a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreases against the dollar, income is recorded, whereas if it increases against the dollar, an expense is recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies.

Provision for income taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$530	$(14,142)	N/A	$3,191	$12,745	N/A

For the three and nine months ended September 30, 2013, we recorded a charge of $530 and $3,191, respectively, for U.S. state taxes. For the three and nine months ended September 30, 2012, we recorded a credit of $14,142 and a charge of $12,745, respectively, for income taxes, being an interim estimate of Malaysian taxes payable on interest income, mostly arising on WGBM’s loan to WaferGen Bio-systems, Inc., reduced by an overprovision for such taxes in 2011, plus U.S. state taxes. The Company has provided a full valuation allowance against its net deferred tax assets.

Headcount

Our consolidated headcount as of November 11, 2013, comprised 25 regular employees, all of whom were employed full-time, compared to 32 regular employees as of December 31, 2012, 31 of whom were employed full-time.

Liquidity and Capital Resources

From inception through September 30, 2013, the Company has raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, CPNs and warrants in the May 2011 Private Placement, and $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement. As of September 30, 2013, the Company had $14,483,041 in unrestricted cash and cash equivalents, and working capital of $11,790,655.

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2013 and 2012, in the amounts of $4,928,406 and $7,639,383, respectively. The cash used in operating activities in the nine months ended September 30, 2013, was due to cash used to fund a net loss of $17,926,026, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net losses on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision, amortization of debt discount, loss on extinguishment of debt and issuance of warrants due to organic change totaling $11,014,605, and cash provided by a change in working capital of $1,983,015. The cash used in operating activities in the nine months ended September 30, 2012, was due to cash used to fund a net loss of $7,141,905, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $180,092, and cash used by a change in working capital of $677,570. The decrease in cash used in the nine months ended September 30, 2013, compared to 2012, was driven primarily by the cash provided by, and lack of cash used in, the change in working capital.

Net Cash Used in Investing Activities

The Company used $41,906 in the nine months ended September 30, 2013, and $41,262 in the nine months ended September 30, 2012, to acquire property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2013, was $13,393,162, all from the issuance of common stock, Series 1 preferred stock and warrants in the 2013 Private Placement.

There were no financing activities in the nine months ended September 30, 2012.

Availability of Additional Funds

We believe funds available at September 30, 2013, along with our revenue, will fund our operations into 2015. To continue our operations thereafter, we may need to raise further capital, through the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditures totaling approximately $100,000, all for equipment to be used for manufacturing SmartChip products. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high throughput open platform SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into 2015, we believe it likely that additional capital will be needed to sustain our operations thereafter. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of the Malaysia Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WGBM, our Malaysian subsidiary, and WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance

We believe sufficient uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $28,000,000 at December 31, 2012. As a result of the 2013 Private Placement, the availability of NOLs and tax credit carry-forwards and the corresponding valuation allowance were both significantly reduced due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and for restricted stock it is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $260,068 and $277,761, net of estimated forfeitures, for the nine months ended September 30, 2013 and 2012, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2013 and 2012, was $3.72 and $8.37, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2013	2012

Risk-free interest rate	0.71% - 1.22%	0.71% - 1.14%
Expected term	4.75 Years	4.75 Years
Expected volatility	96.73% - 108.14%	65.02% - 98.80%
Dividend yield	0%	0%

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

There was no longer a derivative liability for the conversion element of convertible promissory notes at September 30, 2013, its fair value having diminished to nil by the time of the Exchange Agreement on August 27, 2013. The fair value of this derivative liability at June 30, 2013, was estimated to be $439, using our closing stock price of $3.98 and assumptions including estimated volatility of 148.74%, a risk-free interest rate of 0.03%, a zero dividend rate and a contractual term of 1.41 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928, using our closing stock price of $2.98 and assumptions including estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at September 30, 2012, was estimated to be $458,310, using our closing stock price of $7.95 and assumptions including estimated volatility of 126.57%, a risk-free interest rate of 0.16%, a zero dividend rate and a contractual term of 2.16 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $401,921, using our closing stock price of $6.96 and assumptions including estimated volatility of 112.40%, a risk-free interest rate of 0.23%, a zero dividend rate and a contractual term of 2.41 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295, using our closing stock price of $15.90 and assumptions including estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years.

The total fair value of the derivative liability for warrants at September 30, 2013, was estimated to be $510,363, using our closing stock price of $1.96 and assumptions including estimated volatilities of 99.23% to 112.18%, risk-free interest rates of 0.07% to 0.15%, a zero dividend rate and estimated remaining terms of 0.71 to 1.23 years. The total fair value of this derivative liability at June 30, 2013, was estimated to be $701,857, using our closing stock price of $3.98 and assumptions including estimated volatilities of 130.24% to 131.31%, risk-free interest rates of 0.13% to 0.19%, a zero dividend rate and estimated remaining terms of 0.77 to 1.19 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $102,695, using our closing stock price of $2.98 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at September 30, 2012, was estimated to be $433,829, using our closing stock price of $7.95 and assumptions including estimated volatilities of 106.78% to 122.48%, risk-free interest rates of 0.15% to 0.22%, a zero dividend rate and estimated remaining terms of 0.64 to 1.79 years. The total fair value of this derivative liability at June 30, 2012, was estimated to be $329,414, using our closing stock price of $6.96 and assumptions including estimated volatilities of 96.38% to 118.21%, risk-free interest rates of 0.20% to 0.33%, a zero dividend rate and estimated remaining terms of 0.89 to 1.99 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219, using our closing stock price of $15.90 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at September 30, 2013, was estimated to be $1,300,923, using our closing stock price of $1.96 and assumptions including estimated volatility of 102.38%, a risk-free interest rate of 0.04%, a zero dividend rate and an estimated remaining term of 0.51 years. The fair value of this derivative liability at June 30, 2013, was estimated to be $1,213,727, using our closing stock price of $3.98 and assumptions including estimated volatility of 135.80%, a risk-free interest rate of 0.11%, a zero dividend rate and an estimated remaining term of 0.61 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $1,210,909, using our closing stock price of $2.98 and assumptions including estimated volatility of 125.53%, a risk-free interest rate of 0.16%, a zero dividend rate and an estimated remaining term of 1.00 years. The fair value of this derivative liability at September 30, 2012, was estimated to be $1,334,545, using our closing stock price of $7.95 and assumptions including estimated volatility of 119.55%, a risk-free interest rate of 0.18%, a zero dividend rate and an estimated remaining term of 1.21 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $1,327,769, using our closing stock price of $6.96 and assumptions including estimated volatility of 106.00%, a risk-free interest rate of 0.26%, a zero dividend rate and an estimated remaining term of 1.41 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,245,101, using our closing stock price of $15.90 and assumptions including estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an estimated remaining term of 1.81 years.

The fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at September 30, 2013, was estimated to be $424,794, using our closing stock price of $1.96 and assumptions including estimated volatilities of 77.99% to 78.79%, risk-free interest rates of 0.02% to 0.03%, a zero dividend rate and estimated remaining terms of 0.10 to 0.16 years. The fair value of this derivative liability at June 30, 2013, was estimated to be $770,641, using our closing stock price of $3.98 and assumptions including estimated volatilities of 111.30% to 123.77%, risk-free interest rates of 0.02% to 0.08%, a zero dividend rate and estimated remaining terms of 0.11 to 0.41 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $619,652, using our closing stock price of $2.98 and assumptions including estimated volatilities of 123.55% to 127.94%, risk-free interest rates of 0.11% to 0.15%, a zero dividend rate and estimated remaining terms of 0.55 to 0.90 years. The fair value of this derivative liability at September 30, 2012, was estimated to be $1,563,664, using our closing stock price of $7.95 and assumptions including estimated volatilities of 120.84% to 125.60%, risk-free interest rates of 0.16% to 0.18%, a zero dividend rate and estimated remaining terms of 0.80 to 1.16 years. The fair value of this derivative liability at June 30, 2012, was estimated to be $1,346,035, using our closing stock price of $6.96 and assumptions including estimated volatilities of 105.96% to 114.25%, risk-free interest rates of 0.22% to 0.26%, a zero dividend rate and estimated remaining terms of 1.05 to 1.41 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $2,135,715, using our closing stock price of $15.90 and assumptions including estimated volatilities of 81.15% to 82.83%, risk-free interest rate of 0.28%, a zero dividend rate and estimated remaining terms of 1.55 to 1.90 years.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first nine months of 2013, none of which had a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On April 15, 2013, the case was referred to mediation. The first mediation session was held on August 7, 2013, resulting in further requests for documentation by both parties. The Company believes the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position and results of operations.

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 22, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, except that, following the Exchange Transaction described in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1, the risk related to the Company being highly leveraged no longer applies.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 14, 2013

By: /s/ IVAN TRIFUNOVICH
Ivan Trifunovich
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 28, 2013)

3.2	Certificate of Designation of the Series 1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on August 28, 2013)

3.3
Certificate of Withdrawal of Certificate of Designation of the Series A-1 Convertible Preferred Stock and the Series A-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on August 28, 2013)

4.1
Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2013, to investors in the Company’s August 2013 exchange offering (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 28, 2013)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 28, 2013)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 28, 2013)

4.4	Form of Promissory Note in favor of WaferGen Biosystems (M) Sdn. Bhd. dated August 15, 2013 (incorporated by reference to Exhibit 4.10 to the Registration Statement Form S-1 filed on October 9, 2013)

10.1	Exchange Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013)

10.2	Registration Rights Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2013)

10.3	Form of Securities Purchase Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013)

10.4	Form of Registration Rights Agreement dated August 27, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2013)

10.5
Agreement dated October 25, 2013, by and among WaferGen Biosystems (M) Sdn. Bhd., WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd. (incorporated by reference to Exhibit 10.30 to the Registration Statement Form S-1 filed on October 31, 2013)

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

101* §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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