Form 10-Q/A
period 2013-09-30
WaferGen Bio-systems, Inc.
filed 2014-02-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) filed by WaferGen Bio-systems, Inc. (the “Company”) amends and replaces the Company’s Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”), on November 14, 2013 (the “Original Report”). New certifications of the Company’s principal executive officer and principal financial officer have been filed as exhibits to this Amendment.

The Company is filing this Amendment in order to restate the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013, to reflect adjustments resulting from the Company’s determination that warrants and unit warrants issued during the three months ended September 30, 2013, could, in certain circumstances, require cash settlement and are therefore required to be classified as liabilities, as opposed to stockholders’ equity, under Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”).

On February 12, 2014, the Company determined that the impact of this reclassification was material and, therefore, that the Company should restate its financial statements as of and for the three and nine months ended September 30, 2013, to reflect the reclassification as liabilities, and record associated adjustments to the fair value of the warrants reclassified to liabilities and adjustments related to the accounting for the 2013 Private Placement transaction.

The Company’s Original Report reflected warrants to purchase 6,128,379 shares of the Company’s common stock and 25.88 unit warrants, each to purchase 25,000 shares of the Company’s common stock and 12,500 warrants to purchase one share of the Company’s common stock, as stockholders’ equity as of September 30, 2013. In this Amendment, such warrants have been reclassified as liabilities in accordance with ASC 480. The resulting impact of this accounting change as of and for the three and nine months ended September 30, 2013, is a decrease in the Company’s net loss of $173,029, an increase in the Company’s net loss attributable to common stockholders of $22,624, and an increase in the Company’s liabilities and a corresponding decrease in stockholders’ equity of $7,789,052.

In addition, due to a spreadsheet error, the Company’s Original Report recorded basic and diluted net loss per share in the nine months ended September 30, 2013, based on a weighted average of 709,639 shares outstanding during the period, when the correct number of shares was 1,226,570. The resulting impact of using the correct weighted average shares outstanding, combined with the above adjustments, is to reduce the basic and diluted net loss per share from $31.11 to $18.02. All of the foregoing adjustments reflect non-cash items in the Company’s financial statements.

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, although only the following items are impacted:

Part I	—	Item 1.	Financial Statements (Unaudited);

Part I	—	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I	—	Item 4.	Controls and Procedures;

Part II	—	Item 1A.	Risk Factors; and

Part II	—	Item 6.	Exhibits.

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and updated XBRL files as Exhibit 101.

Except as set forth above, this Amendment speaks as of the date of the Original Report and has not been updated to reflect events occurring subsequent to the date of the Original Report.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets	(As Restated, See Note 14)
Current assets:
Cash and cash equivalents	$14,483,041	$6,328,753
Accounts receivable	349,550	307,759
Inventories, net	363,843	495,486
Prepaid expenses and other current assets	159,821	134,567

Total current assets	15,356,255	7,266,565

Property and equipment, net	351,342	874,062
Other assets	46,287	756,831

Total assets	$15,753,884	$8,897,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$722,532	$474,436
Accrued payroll and related costs	1,289,975	235,404
Other accrued expenses	1,553,093	1,063,813

Total current liabilities	3,565,600	1,773,653

Long-term debt, net of discount	—	3,393,159
Derivative liabilities	10,025,132	2,208,184

Total liabilities	13,590,732	7,374,996

Series A and B convertible preference shares of subsidiary	4,021,956	1,123,406

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Series C convertible preference shares of subsidiary	4,993,728	4,993,728
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 3,633.0518 shares of Series 1 issued and outstanding at September 30, 2013; 2,937,500 shares of Series A-1 issued and outstanding at December 31, 2012	16,773,733	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 7,380,495 and 419,367 shares issued and outstanding at September 30, 2013 and December 31, 2012	7,380	419
Additional paid-in capital	58,760,356	49,933,608
Accumulated deficit	(82,324,894)	(64,571,897)
Accumulated other comprehensive (loss) income	(69,107)	204,629

Total stockholders’ equity (deficit)	(1,858,804)	399,056

Total liabilities and stockholders’ equity (deficit)	$15,753,884	$8,897,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As Restated,		(As Restated,
	See Note 14)		See Note 14)
Revenue:
Product	$264,547	$176,608	$480,949	$269,999
License and royalty	125,000	—	333,333	—

Total Revenue	389,547	176,608	814,282	269,999

Cost of product revenue	192,814	144,327	335,182	245,322

Gross profit	196,733	32,281	479,100	24,677

Operating expenses:
Sales and marketing	625,390	124,692	1,577,317	537,523
Research and development	1,581,449	1,237,617	4,246,796	4,855,341
General and administrative	1,217,899	521,901	2,443,317	2,406,171

Total operating expenses	3,424,738	1,884,210	8,267,430	7,799,035

Operating loss	(3,228,005)	(1,851,929)	(7,788,330)	(7,774,358)

Other income and (expenses):
Interest income	830	672	2,917	6,231
Interest expense	(848,464)	(564,009)	(2,821,093)	(1,379,576)
Gain (loss) on revaluation of derivative liabilities, net	623,613	(385,209)	145,133	2,176,982
Loss on extinguishment of debt	(4,970,410)	—	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—	(2,553,318)	—
Miscellaneous income (expense)	167,952	(181,247)	235,295	(158,439)

Total other income and (expenses)	(7,579,797)	(1,129,793)	(9,961,476)	645,198

Net loss before provision for income taxes	(10,807,802)	(2,981,722)	(17,749,806)	(7,129,160)

Provision for income taxes	530	(14,142)	3,191	12,745

Net loss	(10,808,332)	(2,967,580)	(17,752,997)	(7,141,905)

Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	(898,623)	—	(898,623)	—
Accretion on Series A and B convertible preference shares of subsidiary associated with premium	(408,651)	—	(2,898,550)	—
Series A-1 preferred dividend	(131,219)	(201,612)	(547,171)	(597,401)

Net loss attributable to common stockholders	$(12,246,825)	$(3,169,192)	$(22,097,341)	$(7,739,306)

Net loss per share – basic and diluted	$(4.35)	$(7.56)	$(18.02)	$(18.47)

Shares used to compute net loss per share – basic and diluted	2,814,655	419,028	1,226,570	419,123

Comprehensive Loss:

Net loss	$(10,808,332)	$(2,967,580)	$(17,752,997)	$(7,141,905)

Foreign currency translation adjustments	(175,686)	220,921	(273,736)	187,997

Total comprehensive loss	$(10,984,018)	$(2,746,659)	$(18,026,733)	$(6,953,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(As Restated,
	See Note 14)
Cash flows from operating activities:
Net loss	$(17,752,997)	$(7,141,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560,220	694,836
Stock-based compensation	260,068	285,483
Gain on revaluation of derivative liabilities, net	(145,133)	(2,176,982)
Interest converted to principal on convertible promissory notes	547,866	597,484
Provision for excess and obsolete inventory	492	60,353
Amortization of debt discount	2,094,335	718,918
Loss on extinguishment of debt	4,970,410	—
Issuance of warrants due to organic change	2,553,318	—
Change in operating assets and liabilities:
Accounts receivable	(41,854)	(14,607)
Inventories	131,151	111,953
Prepaid expenses and other assets	99,589	(15,019)
Accounts payable	248,105	(472,092)
Accrued payroll and related costs	1,055,332	(394,674)
Other accrued expenses	490,692	106,869

Net cash used in operating activities	(4,928,406)	(7,639,383)

Cash flows from investing activities:
Purchase of property and equipment	(41,906)	(41,262)

Net cash used in investing activities	(41,906)	(41,262)

Cash flows from financing activities:
Net proceeds from issuance of Series 1 convertible preferred stock, common stock and warrants	13,393,162	—

Net cash provided by financing activities	13,393,162	—

Effect of exchange rates on cash	(268,562)	178,358

Net increase (decrease) in cash and cash equivalents	8,154,288	(7,502,287)

Cash and cash equivalents at beginning of the period	6,328,753	15,117,172

Cash and cash equivalents at end of the period	$14,483,041	$7,614,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$—
Cash paid for income taxes	$26,182	$32,614
Cash (received) for income taxes	$(1,051)	$(25,539)

Supplemental disclosure of non-cash investing and financing activities:
Exchange of convertible promissory notes for common stock and Series 1 convertible preferred stock	$6,035,360	$—
Exchange of Series A-1 convertible preferred stock for common stock and Series 1 convertible preferred stock	$9,838,569	$—
Issuance of warrants to placement agent	$1,147,021	$—
Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	$898,623	$—

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

Security / Account	Allocated Proceeds	Issuance Costs	Reallocation	Final Allocation

Shares of common stock	$8,508,451	$(2,186,972)	$(6,321,479)	$—
Series 1 Convertible Preferred Stock	2,351,376	(604,387)	—	1,746,989
Warrants	4,177,673	—	—	4,177,673
Common stock at par value	—	—	5,894	5,894
Additional paid-in capital	—	—	6,315,585	6,315,585

Total	$15,037,500	$(2,791,359)	$—	$12,246,141

Subject to certain ownership limitations, the warrants are exercisable at any time within five years of the applicable issuance date at an initial exercise price of $2.60 per share with cashless exercise in the event a registration statement covering the resale of the shares of common stock underlying the warrants is not in effect within six months of the issuance of the warrants. According to the warrants’ terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders, which prevents them from being accounted for within stockholders’ equity. Accordingly, they were recorded as liabilities on their issuance date and are revalued at each reporting date, with the change in their fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations.

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

Change in Fair Value of Derivatives – The Company recognizes its warrants with cash settlement provisions or with certain anti-dilution protection, the redemption option of the Series A convertible preference shares of its Malaysian subsidiary, and the conversion element of both its convertible promissory notes and of the Series B convertible preference shares of its Malaysian subsidiary as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of all of its derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

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

On August 27, 2013, the Company issued 2,987.0167 shares of Series 1 Convertible Preferred Stock in conjunction with the Exchange Agreement (see Note 1) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in the 2013 Private Placement (see Note 1). All of these 3,633.0518 shares remain outstanding as of September 30, 2013. The Company also recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series 1 Convertible Preferred Stock. Since this preferred stock is immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $898,623 was recorded as a one-time accretion expense.

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

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of September 30, 2013, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	6,128,379	6,128,379	$2.60	August and September 2018
Common stock	717,905	717,905	$4.04	June and August 2014
Common stock	552,186	552,186	$4.22	December 2014 and January 2015
Common stock	7,740	—	$77.52	June and August 2014
Common stock	1,022	—	$83.49	December 2014 and January 2015
Common stock	960	—	$145.90	December 2015
Common stock	2,047	—	$149.09	July 2015
Common stock	30,192	—	$154.05	July 2015
Common stock	2,012	—	$298.17	December 2014 and November 2015

Subtotal	7,442,443	7,398,470

Series C CPS	10,845	—	$230.52	March 2014

Total	7,453,288	7,398,470

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, recorded as liabilities, each entitling the holder to purchase, for $50,000, 25,000 shares of common stock and 12,500 warrants to purchase one share of common stock at an exercise price of $2.60, expiring in August and September 2018 (see Note 1).

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

The Company records warrants and unit warrants with certain anti-dilution protection or cash settlement provisions as liabilities, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, with key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

The aggregate fair value of such warrants at September 30, 2013 and 2012, was estimated to be $8,299,415 and $433,829, respectively, using a closing stock price of $1.96 and $7.95, respectively, and based on the following assumptions:

	September 30, 2013	September 30, 2012

Risk-free interest rate	0.07% - 1.01%	0.15% - 0.22%
Expected remaining term	0.71 - 4.00 Years	0.64 - 1.79 Years
Expected volatility	85.06% - 112.18%	106.78% - 122.48%
Dividend yield	0%	0%

The aggregate fair value of such warrants at December 31, 2012 and 2011, was estimated to be $102,695 and $655,219, respectively, and the aggregate fair value of warrants and unit warrants issued during the three months ended September 30, 2013, was estimated to be $7,962,081 on their issuance dates. During the nine months ended September 30, 2013, the increase in the fair value of the warrant derivative liability not arising from new issuances of $234,639 was recorded as a revaluation loss and during the nine months ended September 30, 2012, a decrease in the fair value of the warrant derivative liability of $221,390 was recorded as a revaluation gain (see Note 9).

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial Assets:
Cash and cash equivalents	$14,483,041	$—	$—	$14,483,041

Total assets	$14,483,041	$—	$—	$14,483,041

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$8,299,415	$8,299,415

Conversion element of Series B CPS	—	—	1,300,923	1,300,923

Series A CPS derivative liabilities	—	—	424,794	424,794

Total liabilities	$—	$—	$10,025,132	$10,025,132

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Assets:
Cash and cash equivalents	$6,328,753	$—	$—	$6,328,753

Total assets	$6,328,753	$—	$—	$6,328,753

Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	7,962,081	—	—	—	7,962,081
Revaluation (gains) losses included in other income and (expenses)	234,639	(274,928)	90,014	(194,858)	(145,133)
Settlements	—	—	—	—	—
Balance at September 30, 2013	$8,299,415	$—	$1,300,923	$424,794	$10,025,132

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2013	$(234,640)	$—	$(90,014)	$194,858	$(129,796)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and (expenses)	(221,390)	(1,472,985)	89,444	(572,051)	(2,176,982)
Settlements	—	—	—	—	—
Balance at September 30, 2012	$433,829	$458,310	$1,334,545	$1,563,664	$3,790,348

Total gains (losses) included in other income and (expenses) attributable to liabilities still held as of September 30, 2012	$221,390	$1,472,985	$(89,444)	$572,051	$2,176,982

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

NOTE 14.  Restatement of Financial Statements

The Company has determined that warrants and unit warrants issued during the three months ended September 30, 2013, could, in certain circumstances, require cash settlement and therefore should be classified as liabilities, as opposed to stockholders’ equity in the Company’s Original Report. In addition, the number of shares used to compute

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

basic and diluted net loss per share for the nine months ended September 30, 2013, was miscalculated. As a result, the Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013, to correct these accounting errors.

This restatement has resulted in certain adjustments to our financial statements which are described in detail below.

	September 30, 2013
	As Previously
	Reported	Adjustment		As Restated
Condensed Consolidated Balance Sheet Data:
Derivative liabilities	$2,236,080	$7,789,052	(1)	$10,025,132
Total liabilities	5,801,680	7,789,052		13,590,732
Preferred Stock	17,100,978	(327,245	)(2)	16,773,733
Additional paid-in capital	66,395,192	(7,634,836	)(3)	58,760,356
Accumulated deficit	(82,497,923)	173,029	(4)	(82,324,894)
Total stockholders’ equity (deficit)	5,930,248	(7,789,052)		(1,858,804)

	Three Months Ended September 30, 2013
	As Previously
	Reported	Adjustment		As Restated
Condensed Consolidated Statements of Operations Data:
Revenue	$389,547	$—		$389,547
Gross profit	196,733	—		196,733
Operating loss	(3,228,005)	—		(3,228,005)
Gain on revaluation of derivative liabilities, net	450,584	173,029	(4)	623,613
Total other income and (expenses)	(7,752,826)	173,029		(7,579,797)
Net loss	(10,981,361)	173,029		(10,808,332)
Accretion on Series 1 preferred stock associated with beneficial conversion feature	(702,970)	(195,653	)(5)	(898,623)
Net loss attributable to common stockholders	(12,224,201)	(22,624	)(6)	(12,246,825)
Net loss per share - basic and diluted	(4.34)	(0.01)		(4.35)

	Nine Months Ended September 30, 2013
	As Previously
	Reported	Adjustment		As Restated
Condensed Consolidated Statements of Operations Data:
Revenue	$814,282	$—		$814,282
Gross profit	479,100	—		479,100
Operating loss	(7,788,330)	—		(7,788,330)
(Loss) gain on revaluation of derivative liabilities, net	(27,896)	173,029	(4)	145,133
Total other income and (expenses)	(10,134,505)	173,029		(9,961,476)
Net loss	(17,926,026)	173,029		(17,752,997)
Accretion on Series 1 preferred stock associated with beneficial conversion feature	(702,970)	(195,653	)(5)	(898,623)
Net loss attributable to common stockholders	(22,074,717)	(22,624	)(6)	(22,097,341)
Net loss per share - basic and diluted	(31.11)	13.09	(7)	(18.02)
Shares used to compute net loss per share - basic and diluted	709,639	516,931	(8)	1,226,570

Condensed Consolidated Statements of Cash Flows Data:
Net loss	(17,926,026)	173,029	(4)	(17,752,997)
Loss (gain) on revaluation of derivative liabilities, net	27,896	(173,029)		(145,133)
Net cash used in operating activities	(4,928,406)	—		(4,928,406)
__________

(1)
Represents the warrant derivative liability as of September 30, 2013, related to warrants and unit warrants with cash settlement provisions issued during the three months ended September 30, 2013 (see Notes 8 and 9).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(2)
Represents the reduction in allocation of 2013 Private Placement proceeds to Series 1 Convertible Preferred Stock resulting from the correction of the allocation of proceeds to the warrants recorded as liabilities at their fair value (see Note 1).

(3)
Represents the warrant derivative liability on the date of issuance related to warrants and unit warrants with cash settlement provisions issued during the three months ended September 30, 2013, less the corrected allocation of 2013 Private Placement proceeds to Series 1 Convertible Preferred Stock resulting from an allocation of proceeds to the warrants recorded as liabilities at their fair value (see Notes 1, 8 and 9).

(4)	Represents the gain on revaluation of warrants and unit warrants between their issuance date and September 30, 2013 (see Notes 8 and 9).

(5)
Represents the increase in beneficial conversion feature (calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share) due to the reduction in allocation of 2013 Private Placement proceeds to Series 1 Convertible Preferred Stock resulting from the corrected allocation of proceeds to the warrants recorded as liabilities at their fair value (see Notes 1 and 6).

(6)
Represents the gain on revaluation of warrants and unit warrants between their issuance date and September 30, 2013, less the increase in beneficial conversion feature due to the reduction in allocation of 2013 Private Placement proceeds to Series 1 Convertible Preferred Stock (see Notes 1, 6, 8 and 9).

(7)	Represents the combined impact of adjustments in (6) above and (8) below.

(8)
Represents the adjustment to the weighted average shares outstanding used to compute basic and diluted net loss per share in the nine months ended September 30, 2013, for which, due to a spreadsheet error, the Company’s Original Report recorded the weighted average shares outstanding in the 21 months ended September 30, 2013.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2013, our accumulated deficit was $82,324,894. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Product	$264,547	$176,608	$480,949	$269,999
License and royalty	125,000	—	333,333	—

Total Revenue	389,547	176,608	814,282	269,999

Cost of product revenue	192,814	144,327	335,182	245,322

Gross profit	196,733	32,281	479,100	24,677

Operating expenses:
Sales and marketing	625,390	124,692	1,577,317	537,523
Research and development	1,581,449	1,237,617	4,246,796	4,855,341
General and administrative	1,217,899	521,901	2,443,317	2,406,171

Total operating expenses	3,424,738	1,884,210	8,267,430	7,799,035

Operating loss	(3,228,005)	(1,851,929)	(7,788,330)	(7,774,358)

Other income and (expenses):
Interest income	830	672	2,917	6,231
Interest expense	(848,464)	(564,009)	(2,821,093)	(1,379,576)
Gain (loss) on revaluation of derivative liabilities, net	623,613	(385,209)	145,133	2,176,982
Loss on extinguishment of debt	(4,970,410)	—	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—	(2,553,318)	—
Miscellaneous income (expense)	167,952	(181,247)	235,295	(158,439)

Total other income and (expenses)	(7,579,797)	(1,129,793)	(9,961,476)	645,198

Net loss before provision for income taxes	(10,807,802)	(2,981,722)	(17,749,806)	(7,129,160)

Provision for income taxes	530	(14,142)	3,191	12,745

Net loss	$(10,808,332)	$(2,967,580)	$(17,752,997)	$(7,141,905)

Product Revenue

The following table presents our product revenue for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$264,547	$176,608	50%	$480,949	$269,999	78%

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

Gain (Loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of our derivative liabilities, net for the three and nine months ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2013	2012	% Change	2013	2012	% Change

$623,613	$(385,209)	N/A	$145,133	$2,176,982	N/A

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B convertible preference shares (“CPS”) of our Malaysian subsidiary, and, until August 27, 2013, under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the three months ended September 30, 2013, was $623,613, compared to a net loss of $385,209 for the three months ended September 30, 2012. The net gain from revaluation of derivative liabilities for the nine months ended September 30, 2013, was $145,133, compared to a net gain of $2,176,982 for the nine months ended September 30, 2012. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $1.96 on September 30, 2013, compared to $3.98 on June 30, 2013, and $2.98 on December 31, 2012, and was $7.95 on September 30, 2012, compared to $6.96 on June 30, 2012, and $15.90 on December 31, 2011. Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

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

Net Cash Used in Operating Activities

The Company experienced negative cash flow from operating activities for the nine months ended September 30, 2013 and 2012, in the amounts of $4,928,406 and $7,639,383, respectively. The cash used in operating activities in the nine months ended September 30, 2013, was due to cash used to fund a net loss of $17,752,997, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision, amortization of debt discount, loss on extinguishment of debt and issuance of warrants due to organic change totaling $10,841,576, and cash provided by a change in working capital of $1,983,015. The cash used in operating activities in the nine months ended September 30, 2012, was due to cash used to fund a net loss of $7,141,905, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $180,092, and cash used by a change in working capital of $677,570. The decrease in cash used in the nine months ended September 30, 2013, compared to 2012, was driven primarily by the cash provided by, and lack of cash used in, the change in working capital.

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

Derivative Liabilities

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our CPNs. We evaluate the liability for all of our derivatives using a Monte Carlo Simulation approach, using assumptions provided by management reflecting conditions at the valuation dates.

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

The total fair value of the derivative liability for warrants and unit warrants at September 30, 2013, was estimated to be $8,299,415, using our closing stock price of $1.96 and assumptions including estimated volatilities of 85.06% to 112.18%, risk-free interest rates of 0.07% to 1.01%, a zero dividend rate and estimated remaining terms of 0.71 to 4.00 years. The total fair value of warrants and unit warrants issued during the three months ended September 30, 2013, was estimated to be $7,962,081, the majority of which were issued on August 27, 2013, on which date fair values were estimated using a stock price of $2.00 and assumptions including estimated volatility of 84.27%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The total fair value of this derivative liability at June 30, 2013, was estimated to be $701,857, using our closing stock price of $3.98 and assumptions including estimated volatilities of 130.24% to 131.31%, risk-free interest rates of 0.13% to 0.19%, a zero dividend rate and estimated remaining terms of 0.77 to 1.19 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $102,695, using our closing stock price of $2.98 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at September 30, 2012, was estimated to be $433,829, using our closing stock price of $7.95 and assumptions including estimated volatilities of 106.78% to 122.48%, risk-free interest rates of 0.15% to 0.22%, a zero dividend rate and estimated remaining terms of 0.64 to 1.79 years. The total fair value of this derivative liability at June 30, 2012, was estimated to be $329,414, using our closing stock price of $6.96 and assumptions including estimated volatilities of 96.38% to 118.21%, risk-free interest rates of 0.20% to 0.33%, a zero dividend rate and estimated remaining terms of 0.89 to 1.99 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219, using our closing stock price of $15.90 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

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

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective.

We identified the following material weaknesses in our internal controls over financial reporting as of September 30, 2013:

1)
We had not designed or otherwise maintained adequate controls to ensure that we identify all of the clauses in warrant agreements which could cause such warrants to require liability classification; and

2)
There was an operating deficiency in the calculation of the weighted average number of shares outstanding in a manual spreadsheet, and in the subsequent review process, which failed to detect and correct the error.

Both of these material weaknesses have resulted in the need to file amended financial statements, as disclosed in the Explanatory Note at the front of this Quarterly Report on Form 10-Q/A and in Note 14 to the condensed consolidated financial statements.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 22, 2013, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

1)	As a result of the Exchange Transaction described in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1, the risk titled “We are highly leveraged.” no longer applies.

2)
As a result of the Company’s re-assessment of its Internal Control as detailed in Part I, Item 4, the text of the risk titled “If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.” is replaced by the following:

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of September 30, 2013, we concluded that there were material weaknesses in our internal controls and procedures as of September 30, 2013. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

3)	As a result of the Company’s restatement of its condensed consolidated financial statements for the quarterly period ended September 30, 2013, a new risk factor has been added, as follows:

The restatement of our financial statements has subjected us to additional risks and uncertainties, including the increased possibility of legal proceedings.

As a result of the restatement of our condensed consolidated financial statements for the quarterly period ended September 30, 2013, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: February 12, 2014

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

101* §
The following financial information from the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.

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