Form 10-K
period 2013-12-31
WaferGen Bio-systems, Inc.
filed 2014-03-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $1,428,267. As of that date, 358,861 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2013, the registrant had a total of 9,112,559 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-K may contain forward-looking statements. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements include but are not limited to our plans for sales growth and expectations of gross margin, expenses, new product introduction, integration and potential benefits of our recent business acquisition, and our liquidity and capital needs. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

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

Most recently, our R&D efforts have been concentrated on the commercialization of the SmartChip Target Enrichment (“TE”) System. This new product is designed to perform a critical sample preparation step prior to targeted NGS. The targeted sequencing is aimed at deciphering the nucleic acid sequence of a certain portion of the genome (the targets), for example a set of genes of interest, as opposed to the whole genome. In order to limit the sequencing to the targets of interest, scientists are using various techniques including PCR to treat the nucleic acid samples prior to sequencing. WaferGen is using its SmartChip consumable to conduct massively parallel individual PCR reactions for TE. This approach offers certain advantages over existing chemistries and platforms. Although these advantages could help WaferGen successfully compete in the high potential emerging market for clinical sequencing, the Company faces considerable competition, including the competing sample preparation kits from NGS instrument manufacturers such as Illumina, Inc. (“Illumina”) and Life Technologies Corporation (“LIFE”).

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

RNA Sequencing is an evolving NGS technique that has recently emerged as a method for evaluating global gene expression patterns. NGS typically requires time and cost intensive library preparation, sequencing and data analysis and the results are not always quantitative. As a result, many researchers are verifying their NGS finding using real-time PCR. Furthermore, subsequent to sequencing based discovery and real-time PCR validation, interrogation of the expression pattern of identified target genes in large numbers of samples requires a more time and cost effective solution.

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

Apollo 324TM Library Preparation

In January 2014, we entered into an Asset Purchase Agreement with IntegenX Inc. (“IntegenX”), pursuant to which we acquired substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324TM instrument and the PrepXTM reagents (the “Apollo Business”). The purchase price for the Apollo Business comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note, (3) up to three earn-out payments payable, if at all, in 2015, 2016 and 2017, respectively (the “Earnout”), and (4) our assumption of certain liabilities, including obligations to perform under contracts and liabilities for certain accrued but unpaid vacation for certain employees.

The Note accrues interest at 8.0% per year and is payable in a single payment of principal and accrued interest on January 6, 2017. However if, prior to the Note’s maturity, we complete an equity offering yielding net cash proceeds of at least $15.0 million, we will be required to prepay the Note within 45 days of the closing of the equity offering. To secure our obligations under the Note, we granted IntegenX a security interest in the assets acquired from them.

The Apollo 324TM System is a compact, walk-away automation platform offering DNA, RNA-Seq, and ChIP-Seq library preparation kits for analysis on popular NGS platforms from Illumina (GA, HiSeq and MiSeq), LIFE (Ion Proton and Ion Torrent PGM), and Roche (GS Junior, GS FLX and GS FLX+). The intuitive and easy-to-use PrepXTM automation protocols and reagent kits enable the set-up of a run with as little as 15 minutes of hands-on time. The user can return in about 90 minutes for sequencer-ready DNA or ChIP-Seq libraries, or about 5 hours for RNA-seq libraries. The system offers the flexibility to start a run with a single library without wasting reagents.

We expect the Apollo Business will be highly synergistic with our existing products, especially our SmartChip TE System offerings. Serving the same customer base, the two products together address a wide spectrum of customer needs in sample preparation for NGS and enable one-stop shopping for laboratories performing targeted sequencing. The fully automated Apollo 324TM library prep solution has been a market leader in the low to medium throughput NGS market segment with an expanding installed base, serving a diverse set of clients from university research labs, pharmaceutical and agricultural companies, to diagnostic clinical labs. We believe customers favor the Apollo 324TM library prep solution for its reliability, turnaround and hands-on time, as well as sample quantity input requirement. We intend to build upon its success with innovative new applications for this system, as well as with integrated products that include the SmartChip TE platform.

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

Competition

We believe the industry leaders in the markets in which WaferGen competes are LIFE, Fluidigm Corporation, Illumina, Agilent Technologies, Inc. and PerkinElmer, Inc. Other companies known to be currently serving the genetic analysis market include Affymetrix, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Eppendorf AG, Beckman Coulter, Inc., Luminex Corporation, Cepheid, Pacific Biosciences of California, Inc., NanoString Technologies, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Biometra Biomedizinische Analytik GmbH, Enzo Biochem, Inc., Idaho Technologies, Inc. and the Roche family of companies. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technology, and other resources than we do. Illumina is the leader in microarrays and LIFE is the market leader for real-time PCR. These two companies also have a commanding market share in NGS. We believe gene expression is a growing market and this market is driven by the need for real-time PCR performance for discovery, and a higher throughput platform for validation, to overcome the limitations of microarrays and real time PCR technologies that are currently used for discovery and validation respectively. WaferGen’s SmartChip Real Time PCR

System is presently the only platform that offers a single solution for both biomarker discovery and validation with low running costs, simplified workflow and fast results. Our competitors could compete with us by developing new products similar to our SmartChip System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Sales and Marketing

In July 2012, we announced the launch of an open format product offering for our SmartChip System which allows customers to dispense their own assays and samples into SmartChips in a variety of configurations, thus enabling an easy and rapid design of new experiments. We decided to invest in scientific resources focused on a strategy to engage an array of key opinion leaders in our target market, enabling the profiling and validation of high-value genomic targets. We also started investing in our sales and marketing activities at that time.

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

Research and Development

Our research and development efforts are aimed at developing new products and new applications, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $5.40 million for the year ended December 31, 2013 and $6.16 million for the year ended December 31, 2012.

Intellectual Property and Other Proprietary Rights

We are pursuing an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. We presently have four patents issued and five pending in the U.S. with respect to our SmartChip products and technologies, and a number of pending SmartChip-related patent applications worldwide. We also have one U.S. patent pending with respect to our Apollo 324TM products and technologies. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

Government Regulation and Environmental Matters

We are subject to a variety of federal, state and municipal environmental and safety laws based on our use of hazardous materials in both our manufacturing and research and development operations. We believe that we are in material compliance with applicable environmental laws and regulations. Compliance with environmental laws does not currently cause us to incur material costs. If we cause contamination to the environment, intentionally or unintentionally, we could be responsible for damages related to the clean-up of such contamination or individual injury caused by such contamination. We cannot predict how changes in the laws and regulations will impact how we conduct our business operations in the future or whether the costs of compliance will increase in the future.

Regulation by governmental authorities in the United States and other countries is not expected to be a significant factor in the manufacturing, labeling, distribution and marketing of our products and systems.

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on expanding, improving and commercializing our core technologies. As of December 31, 2013, we had 28 regular employees, all of whom were employed full-time, compared to 32 regular employees as of December 31, 2012, 31 of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $16.3 million for the year ended December 31, 2013. As of December 31, 2013, our accumulated deficit was $80.8 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of any of our products, and having sold ten systems in the fifteen months ended March 31, 2011, we experienced no system sales during the fifteen months ended June 30, 2012, and sold two MyDesign systems in the six months ended December 31, 2012. In 2013 we sold four MyDesign systems plus one high volume and eight regular TE systems. Our revenues were $2.2 million for the year ended December 31, 2010, $0.5 million for the year ended December 31, 2011, $0.6 million for the year ended December 31, 2012, and $1.3 million for the year ended December 31, 2013. We will need to significantly grow our revenues to become profitable.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Accordingly we will need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our consolidated financial statements for the year ended December 31, 2013, to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our accumulated deficit at December 31, 2013, was $80.8 million. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

If revenue does not grow significantly, we will not be able to achieve and maintain profitability. Any significant delays in the commercial launch of our products, unfavorable sales trends in our existing product lines, or impacts from the other factors mentioned above could adversely affect our revenue growth or cause a sequential decline in quarterly revenues. Further, our net income/loss is subject to significant fluctuations due to the revaluation of derivative liabilities, driven principally by changes in the price of our stock. Due to the possibility of fluctuations in our revenue and expenses, we believe that quarterly comparisons of our results are not a good indication of our future performance. If our operating results fluctuate or do not meet the expectations of stock market analysts and investors, our stock price probably would decline.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to correct these weaknesses or maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2013, we concluded that there were material weaknesses in our internal controls and procedures as of December 31, 2013. We are in the process of implementing improvements to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

The restatement of our financial statements has subjected us to additional risks and uncertainties, including the increased possibility of legal proceedings.

As a result of the restatement of our condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2013, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings, the review of the Securities and Exchange Commission (the “SEC”) and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties such as Life Technologies Corporation, the Roche family of companies, Biometra Biomedizinische Analytik GmbH, Bio-Rad Laboratories, Inc., Eppendorf AG, Enzo Biochem, Inc., Affymetrix, Inc., Illumina, Inc., Agilent Technologies, Inc., GE Healthcare, Beckman Coulter, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Idaho Technology, Inc., PerkinElmer, Inc., Fluidigm Corporation, Cepheid, Pacific Biosciences of California, Inc., the Exiqon family of companies, Luminex Corporation and others may have obtained and may in the future obtain patents and claim that manufacture, use and/or sale of our technologies, methods or products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

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

We are subject to a variety of federal, state and municipal environmental, health and safety laws based on our use of hazardous materials in both our manufacturing and research and development operations. These laws and regulations often require expensive compliance procedures or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations can result in substantial fines, criminal sanctions and/or operational shutdown. Furthermore, we may become liable for the investigation and cleanup of environmental contamination, whether intentional or unintentional, and we could be responsible for damages related to the clean-up of such contamination or individual injury caused by such contamination. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials as a result of such contamination. Some of these matters may require expending significant amounts for investigation, cleanup or other costs. Events such as these could negatively impact our financial position.

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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired certain assets related to the Apollo Business from IntegenX Inc. in January 2014 and in the future we may acquire additional companies, product lines, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition and any acquisition has numerous risks. These risks include the following: difficulty in assimilating the operations and personnel of the acquired company; difficulty in effectively integrating the acquired technologies or products with our current products and technologies; difficulty in maintaining controls, procedures, and policies during the transition and integration; disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues; difficulty integrating the acquired company’s accounting, management information, and other administrative systems; inability to retain key technical and sales personnel of the acquired business; inability to retain key customers, vendors, and other business partners of the acquired business; inability to achieve the financial and strategic goals for the acquired and combined businesses; incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results; potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things; potential inability to assert that internal controls over financial reporting are effective. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of the acquired business successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

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

Risks Related to Our Common Stock

Our stock price has been, and will likely continue to be, volatile and investors may have difficulty selling their shares.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTCQB Marketplace under the symbol WGBS. For the three-month period ended December 31, 2013, the daily trading volume for shares of our common stock ranged from 0 to 21,718 shares traded per day, and the average daily trading volume during such three-month period was 1,496 shares, with no shares traded on 31 of the 64 trading days. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We may never be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange. These factors may severely limit the liquidity of our common stock and may likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2013, the intra-day trading price has fluctuated from a low of $1.20 to a high of $313.08. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;

•	the limited number of holders of the common stock, and the limited liquidity available through the OTCQB Marketplace;

•	changes in the economic performance and/or market valuations of other life science companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales or other transactions involving our capital stock.

Our common stock may be considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. In addition, since the common stock is currently traded on the OTCQB Marketplace, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our stock or a lack of market makers to support the stock price.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 9,112,559 shares were issued and outstanding as of December 31, 2013, and 10,000,000 shares of preferred stock, par value $0.001 per share, of which 3,663 are designated as Series 1 Convertible Preferred Stock, 2,944.7080 of which were issued and outstanding. These shares of Series 1 Convertible Preferred Stock have no voting rights, a liquidation preference of $0.001 per share, and were convertible into 7,406,951 shares of common stock (subject to ownership caps). Future issuances of preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

In addition, as of December 31, 2013, we had MTDC Notes outstanding with a face value of $5.2 million which we could have settled by issuing an aggregate of 2,945,341 shares of our common stock, and we had outstanding options to purchase an aggregate of 113,525 shares of our common stock, outstanding unit warrants to purchase 647,000 shares of our common stock and 323,500 warrants to purchase shares of our common stock, and outstanding warrants to purchase an aggregate of 7,442,443 shares of our common stock, 1,270,091 of which have certain anti-dilution protections against future dilutive events (including the issuance of stock at a price below their exercise price). The future exercise of these securities will subject our existing stockholders to experience dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

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

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers and directors, and their affiliates (who include, for this computation, those shareholders with designee directors), control approximately 13% of our outstanding common stock. Additionally, our officers and directors and their affiliates hold securities that are convertible into a substantial number of shares of common stock. If our officers and directors and their affiliates converted all convertible securities held by them up to the maximum permitted by ownership caps, they would hold approximately 15% of our outstanding common stock. Pursuant to the Exchange Agreement entered into by the Company with investors (“Investors”) in connection with the August 2013 Exchange, for as long as at least 50% of the shares of Series 1 Convertible Preferred Stock issued in connection with the August 2013 Exchange and/or shares of common stock issued upon conversion thereof remain outstanding, the Company and each Investor who is a current member of the Company’s management or board of directors is required to use reasonable best efforts to ensure that (including with respect to such Investors, by voting (or consenting with respect thereto) any shares of common stock then owned by them accordingly) two individuals, as may be designated by Great Point Partners, LLC from time to time, are elected as members of the Company’s Board of Directors. William McKenzie and Robert Schueren were designated by Great Point Partners, LLC to serve as members of the Board. If all of these security holders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

We do not own any real property. Our leased facilities as of December 31, 2013 are as follows:

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued us for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On April 15, 2013, the case was referred to mediation. The first mediation session was held on August 7, 2013, resulting in further requests for documentation by both parties. The litigation is in the discovery stage and a trial has been set for September 15, 2014. We believe the claim to be substantially without merit, and while no assurance can be given regarding the outcome of this litigation, we believe that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is currently quoted on the OTCQB Marketplace maintained by the NASD under the symbol WGBS. The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, NY 10004.

The following table sets forth the high and low intra-day bid information for our common stock for the fiscal quarters indicated as reported on the OTCQB Marketplace (previously the OTC Bulletin Board). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2012	High	Low
First Quarter ended March 31, 2012	23.85	10.93
Second Quarter ended June 30, 2012	14.19	5.96
Third Quarter ended September 30, 2012	9.94	4.97
Fourth Quarter ended December 31, 2012	7.95	1.99

2013
First Quarter ended March 31, 2013	8.95	1.99
Second Quarter ended June 30, 2013	5.96	2.98
Third Quarter ended September 30, 2013	3.98	1.65
Fourth Quarter ended December 31, 2013	3.50	1.20

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2013, the closing bid price of our common stock, as reported on the OTCQB Marketplace, was $2.00.

As of March 12, 2014, there were approximately 365 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees as of December 31, 2013:

Number of
Securities
Remaining
	Number of		Available for
	Securities to		Future Issuance
	Be Issued		Under Equity
	Upon		Compensation
	Exercise of	Weighted-Average	Plans
	Outstanding	Exercise Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	113,525	$35.39	$27,793
Equity compensation plans not approved by security holders	—	—	—
Total	113,525	$35.39	$27,793

Additional information regarding our equity compensation plans is provided in Note 8 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

Recent Sales of Unregistered Securities

Except as described in the two Current Reports on Form 8-K that we filed with the SEC on August 28, 2013, we did not sell any equity securities during 2013 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Since inception, we have incurred substantial operating losses. As of December 31, 2013, our accumulated deficit was $80,838,169. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

We expect that the cash we have available will fund our operations into the fourth quarter of 2014. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Liquidity and Capital Resources” below.

Recent Developments--Acquisition of Assets from IntegenX Inc.

In January 2014, we entered into an Asset Purchase Agreement with IntegenX Inc. (“IntegenX”), pursuant to which we acquired substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324TM instrument and the PrepXTM reagents (the “Apollo Business”). The purchase price for the Apollo Business comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note (the “Note”), (3) up to three Earnout payments payable, if at all, in 2015, 2016 and 2017, respectively, and (4) our assumption of certain liabilities, including obligations to perform under contracts and liabilities for certain accrued but unpaid vacation for certain employees.

The Note accrues interest at 8.0% per year and is payable in a single payment of principal and accrued interest on January 6, 2017. However if, prior to the Note’s maturity, we complete an equity offering yielding net cash proceeds of at least $15.0 million, we will be required to prepay the Note within 45 days of the closing of the equity offering. To secure our obligations under the Note, we granted IntegenX a security interest in the assets acquired from them.

The Earnout contemplates three earn-out payments based on gross revenues from certain products of the Apollo Business (“Covered Revenues”). In particular:

•
If, in 2014, Covered Revenues exceed $4 million but are less than $6 million, we will pay IntegenX an amount equal to 15% of the amount by which the 2014 Covered Revenues exceed $4 million. If, in 2014, Covered Revenues exceed $6 million, we will pay IntegenX an amount equal to the sum of (i) $300,000 plus (ii) 20% of the amount by which the 2014 Covered Revenues exceed $6 million.

•
If, in 2015, Covered Revenues exceed $4 million but are less than $6 million, we will pay IntegenX an amount equal to 10% of the amount by which the 2015 Covered Revenues exceed $4 million. If, in 2015, Covered Revenues exceed $6 million but are less than $10 million, we will pay IntegenX an amount equal to the sum of (i) $200,000 plus (ii) 15% of the amount by which the 2015 Covered Revenues exceed $6 million. If, in 2015, Covered Revenues exceed $10 million, we will pay IntegenX an amount equal to (i) $800,000 plus (ii) 20% of the amount by which the 2015 Covered Revenues exceed $10 million.

•
If, in 2016, Covered Revenues exceed $4 million but are less than $10 million, we will pay IntegenX an amount equal to 10% of the amount by which the 2016 Covered Revenues exceed $4 million. If, in 2016, Covered Revenues exceed $10 million but are less than $15 million, we will pay IntegenX an amount equal to the sum of (i) $600,000 plus (ii) 15% of the amount by which the 2016 Covered Revenues exceed $10 million. If, in 2016, Covered Revenues exceed $15 million, we will pay IntegenX an amount equal to (i) $1.35 million plus (ii) 20% of the amount by which the 2016 Covered Revenues exceed $15 million.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents selected items in our condensed consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively:

	Year Ended December 31,
	2013	2012

Revenue:
Product	$846,414	$586,176
License and royalty	458,333	—

Total revenue	1,304,747	586,176

Cost of revenue	574,195	420,877

Gross profit	730,552	165,299

Operating expenses:
Sales and marketing	2,240,116	791,915
Research and development	5,399,775	6,161,548
General and administrative	3,013,104	2,977,812

Total operating expenses	10,652,995	9,931,275

Operating loss	(9,922,443)	(9,765,976)

Other income and (expenses):
Interest income	3,091	7,420
Interest expense	(2,880,718)	(2,082,558)
Gain (loss) on revaluation of derivative liabilities, net	(506,195)	3,759,146
Gain on settlement of derivative liability	1,012,351	—
Loss on extinguishment of debt	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—
Gain on liquidation of subsidiary	3,386,297	—
Miscellaneous income (expense)	171,414	(116,147)

Total other income and (expenses)	(6,337,488)	1,567,861

Net loss before provision (benefit) for income taxes	(16,259,931)	(8,198,115)

Provision (benefit) for income taxes	6,341	(21,453)

Net loss	(16,266,272)	(8,176,662)

Product Revenue

The following table represents our product revenue for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$846,414	$586,176	44%

For the year ended December 31, 2013, product revenue increased by $260,238, or 44%, as compared to the year ended December 31, 2012. The increase is primarily due to sales of our target enrichment product line, launched in mid-2013, and two additional SmartChip Real-Time PCR Systems being sold, offset by decreases in the number of Real-Time PCR Chip panels sold and in the volume of other services.

License and Royalty Revenue

The following table represents our license and royalty revenue for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$458,333	$—	N/A

For the year ended December 31, 2013, license and royalty revenue was $458,333, as compared to none in the year ended December 31, 2012. This revenue was generated by an agreement signed in 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table represents our cost of product revenue for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$574,195	$420,877	36%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence. For the year ended December 31, 2013, cost of product revenue increased by $153,318, or 36%, as compared to the year ended December 31, 2012. The increase related primarily to the increase in product revenue.

Sales and Marketing

The following table represents our sales and marketing expenses for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$2,240,116	$791,915	183%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs. For the year ended December 31, 2013, sales and marketing expenses increased by $1,448,201, or 183%, as compared to the year ended December 31, 2012. The increase resulted primarily from increases in headcount and sales and marketing activities.

We expect sales and marketing expenses will increase during 2014 as we build our sales and marketing headcount and activities to commercialize our products, including those acquired from IntegenX.

Research and Development

The following table represents our research and development expenses for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$5,399,775	$6,161,548	(12)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred. For the year ended December 31, 2013, research and development expenses decreased $761,773, or 12%, as compared to the year ended December 31, 2012. The decrease resulted primarily from a significant decrease in headcount in April 2012 and reductions in the costs of depreciation and expensed materials, offset by a one-time payment of retention incentives.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table represents our general and administrative expenses for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$3,013,104	$2,977,812	1%

General and administrative expenses consist primarily of personnel costs for finance, human resources and general management, as well as professional fees, such as expenses for legal and accounting services. For the year ended December 31, 2013, general and administrative expenses increased $35,292, or 1%, as compared to the year ended December 31, 2012. The increase resulted primarily from the payment of a discretionary bonus to our CEO, plus a one-time payment of retention incentives for other employees, and higher legal fees incurred in conjunction with our capital restructuring, substantially offset by decreases in consulting fees, recruitment costs, travel and lodging expenses and the absence of a one-time expense for severance costs related to the termination of our former Chief Operating Officer and Chief Financial Officer.

We expect our general and administrative expenses to remain at a similar level in 2014.

Interest Income

The following table represents our interest income for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$3,091	$7,420	(58)%

Interest income is solely earned on cash balances held in interest-bearing bank accounts. For the year ended December 31, 2013, interest income decreased $4,329, or 58%, as compared to the year ended December 31, 2012. The decrease was mainly due to a decrease in the average cash invested in interest-bearing accounts. Interest income is expected to be insignificant in 2014 due to the low rates of interest in the U.S.

Interest Expense

The following table represents our interest expense for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$2,880,718	$2,082,558	38%

For the year ended December 31, 2013, interest expense increased $798,160, or 38%, as compared to the year ended December 31, 2012. The increase was primarily due to higher charges for amortization of the debt discount and loan origination fees related to the Convertible Promissory Notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement. These were amortized using the effective interest method, which weights the charges towards the latter stages of the contractual term of the debt. Interest has also been incurred since November 2013 due to the long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in our now-dissolved Malaysian subsidiary (the “MTDC Notes”). The increase in expense was offset by a reduction in the number of days for which the CPNs were outstanding, interest of 5% being payable on the CPNs for the full year in 2012, along with the expense of amortization of debt discount and loan origination. We expect that the effective yield amortization of debt discount on the MTDC Notes, which weights the interest charges towards the latter stages of their contractual term, will result in interest expense of approximately $0.3 million in 2014, with annual expense rising to $0.7 million in 2019.

Gain (Loss) on Revaluation of Derivative Liabilities, net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$(506,195)	$3,759,146	N/A

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection and, until the time of their settlement in 2013, upon the exchange of Series A and Series B Convertible Preference Shares (“CPS”) of our now-dissolved Malaysian subsidiary, and under the conversion element of our CPNs.

The net loss from revaluation of derivative liabilities for the year ended December 31, 2013, was $506,195, compared to a net gain of $3,759,146 for the year ended December 31, 2012. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $2.00 on December 31, 2013, compared to $2.98 on December 31, 2012, and $15.90 on December 31, 2011. With the present number of warrants, at our closing stock price of $2.00 on December 31, 2013, an increase in our share price of $0.10 would generate a revaluation loss of approximately $600,000; conversely, a decrease in our share price of $0.10 would generate a revaluation gain of approximately $600,000.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Gain on Settlement of Derivative Liability

The following table presents the gain on settlement of derivative liability we recognized for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$1,012,351	$—	N/A

Gain on settlement of derivative liability is a one-time non-cash credit recorded as a result of the purchase of our Series B CPS from the original investor for less than the fair value of their derivative liability on the date of purchase. No comparable credits are expected in the future.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt we recognized for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$4,970,410	$—	N/A

Loss on extinguishment of debt is a one-time non-cash charge recorded as a result of the CPNs being exchanged for other securities per the terms of the Exchange Agreement on August 27, 2013. No comparable costs are expected in the near future.

Issuance of Warrants due to Organic Change

The following table presents the charge for issuance of warrants that we incurred in the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$2,553,318	$—	N/A

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

Gain on Liquidation of Subsidiary

The following table presents the gain recognized on liquidation of a subsidiary for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$3,386,297	$—	N/A

Gain on liquidation of subsidiary is a one-time non-cash gain recorded as a result of the liquidation of our Malaysian subsidiary on November 26, 2013, principally due to the extinguishment of the $4,993,728 cost of Series C CPS recorded in permanent equity. No comparable gains are expected in the near future.

Miscellaneous Income (Expense)

The following table represents our miscellaneous income (expense) for the years ended December 31, 2013 and 2012:

Year Ended December 31,
2013	2012	% Change

$171,414	$(116,147)	N/A

For the year ended December 31, 2013, we recorded miscellaneous income of $171,414, compared to miscellaneous expense of $116,147 for the year ended December 31, 2012. Miscellaneous income and expense is the result of net foreign currency exchange gains and losses, mainly in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary, principally due to revaluation of the inter-company account at each balance sheet date. Up until the final revaluation at the time of liquidation, WGBM had a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreased against the dollar, income was recorded, whereas if it increased against the dollar, an expense was recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies. Following the liquidation of WGBM, miscellaneous income and expense is not expected to be significant in future years.

Provision (Benefit) for Income Taxes

The following table presents the provision (benefit) for income taxes for the years ended December 31, 2013 and 2012, respectively:

Year Ended December 31,
2013	2012	% Change

$6,341	$(21,453)	N/A

For the year ended December 31, 2013, we recorded a net charge of $6,341 for income taxes, representing $3,191 for U.S. state income taxes and $3,150 for Luxembourg taxes. For the year ended December 31, 2012, we recorded a net credit of $21,453 for income taxes, representing a reversal of $27,179 overprovided for Malaysia taxes in 2011 less U.S. state taxes of $5,726. We have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

From inception through December 31, 2013, we have raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement, and $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement. We also had, as of December 31, 2013, Notes with a principal amount $5,200,000 owing to MTDC, an investor in our now-dissolved Malaysian subsidiary, WGBM. As of December 31, 2013, we had $10,708,646 in unrestricted cash and cash equivalents, and working capital of $9,305,827.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2013 and 2012 in the amounts of $8,221,214 and $8,867,888, respectively. The cash used in operating activities in the year ended December 31, 2013, was due to cash used to fund a net loss of $16,266,272, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net losses on revaluation of derivative liabilities, gain on settlement of derivative liability, interest converted to principal on CPNs, inventory provision, amortization of debt discount, loss on extinguishment of debt, issuance of warrants due to organic change and gain on liquidation of subsidiary totaling $7,236,878, and cash provided by a change in working capital of $808,180. The cash used in operating activities in the year ended December 31, 2012, was due to cash used to fund a net loss of $8,176,662, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision and amortization of debt discount totaling $421,596, and cash used by a change in working capital of $269,630. The decrease of $646,674 in cash used in the year ended December 31, 2013 compared to 2012 was driven primarily by the cash provided by, and lack of cash used in, the change in working capital, offset by the increase in the net operating loss from $9,765,976 to $9,922,443.

Net Cash Used in Investing Activities

We used $91,545 in the year ended December 31, 2013, and $54,767 in the year ended December 31, 2012, to acquire property and equipment. Further, in the year ended December 31, 2013, we transferred cash of $433,411 to WGBM’s liquidator.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the year ended December 31, 2013, was $13,393,162, all from the issuance of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement, offset by the $70,000 we used to acquire WGBM's Series B CPS.

There were no financing activities in the year ended December 31, 2012.

Availability of Additional Funds

We believe funds available at December 31, 2013, along with our revenue, will fund our operations into the fourth quarter of 2014. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. In January 2014 we paid $2 million to acquire the Apollo Business and agreed to pay the $1.25 million Note and also potentially Earnout payments based on future revenues (see Recent Developments--Acquisition of Assets from IntegenX Inc. above). This acquisition aside, we had no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our new high throughput open platform SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into the fourth quarter of 2014, we expect that additional capital will be needed to sustain our operations thereafter. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.  We believe substantial uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $30,000,000 at December 31, 2013. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $321,140 and $379,120, net of estimated forfeitures, for the years ended December 31, 2013 and 2012, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2013 and 2012, respectively, were $3.72 and $8.21. These fair values were estimated using the following assumptions:

	Year Ended December 31,
	2013	2012

Risk-free interest rate	0.71% - 1.22%	0.71% - 1.14%
Expected term	4.75 Years	4.75 Years
Expected volatility	96.73% - 108.14%	65.02% - 103.61%
Dividend yield	0%	0%

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock had not been traded for as long as the expected remaining term of the options, we used a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the options on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the options, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the related compensation expense.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the related compensation expense.

Derivative Liabilities.  Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection and, until the time of their settlement in 2013, upon the exchange of Series A and Series B CPS of our Malaysian subsidiary, and under the conversion element of our CPNs. We evaluate the liability for those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivatives using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates.

There was no longer a derivative liability for the conversion element of CPNs at December 31, 2013, its fair value having diminished to nil by the time of the Exchange Agreement on August 27, 2013. The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928 using our closing stock price of $2.98 and assumptions including estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295 using our closing stock price of $15.91 and assumptions including estimated volatility of 82.82%, a risk-free interest rate of 0.18%, a zero dividend rate and a contractual term of 2.91 years.

The total fair value of the derivative liability for warrants and unit warrants at December 31, 2013, was estimated to be $9,147,507 using our closing stock price of $2.00 and assumptions including estimated volatilities of 95.39% to 118.65%, risk-free interest rates of 0.09% to 1.36%, a zero dividend rate and estimated remaining terms of 0.46 to 3.80 years. The total fair value of warrants and unit warrants issued during 2013 was estimated to be $7,962,081, the majority of which were issued on August 27, 2013, on which date fair values were estimated using a stock price of $2.00 and assumptions including estimated volatility of 84.27%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $102,695 using our closing stock price of $2.98 and assumptions including estimated volatilities of 117.58% to 131.42%, risk-free interest rates of 0.08% to 0.21%, a zero dividend rate and estimated remaining terms of 0.38 to 1.58 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $655,219 using our closing stock price of $15.91 and assumptions including estimated volatilities of 80.66% to 85.13%, risk-free interest rates of 0.16% to 0.32%, a zero dividend rate and estimated remaining terms of 1.25 to 2.39 years.

The fair value of the derivative liability for the conversion element of Series B CPS of our Malaysian subsidiary at October 11, 2013, the date on which the liability was settled, was estimated to be $1,082,351 using our closing stock price of $2.00 and assumptions including estimated volatility of 97.39%, a risk-free interest rate of 0.07%, a zero dividend rate and an estimated remaining term of 0.48 years. The fair value of this derivative liability at December 31, 2012, was estimated to be $1,210,909 using our closing stock price of $2.98 and assumptions including estimated volatility of 125.53%, a risk-free interest rate of 0.16%, a zero dividend rate and an estimated remaining term of 1.00 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,245,101 using our closing stock price of $15.91 and assumptions including estimated volatility of 81.69%, a risk-free interest rate of 0.28%, a zero dividend rate and an estimated remaining term of 1.81 years.

The total fair value of the derivative liability for Series A CPS of our Malaysian subsidiary at November 26, 2013, the date on which the liability was settled, was estimated to be $446,602 using our closing stock price of $2.00 and assumptions including estimated volatility of 175.31%, a risk-free interest rate of 0.07%, a zero dividend rate and an estimated remaining term of 0.08 years. The total fair value of this derivative liability at December 31, 2012, was estimated to be $619,652 using our closing stock price of $2.98 and assumptions including estimated volatilities of 123.55% to 127.94%, risk-free interest rates of 0.11% to 0.15%, a zero dividend rate and estimated remaining terms of 0.55 to 0.90 years. The total fair value of this derivative liability at December 31, 2011, was estimated to be $2,135,715 using our closing stock price of $15.91 and assumptions including estimated volatilities of 81.15% to 82.83%, risk-free interest rates of 0.28%, a zero dividend rate and estimated remaining terms of 1.55 to 1.90 years.

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the instrument. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the instrument is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, historical experience and the possibility of liquidation. For our convertible promissory notes, prior to their conversion, we considered a blend of expected remaining terms prior to partial conversion into our Series A-2 Convertible Preferred Stock, giving consideration to the likelihood of conversion under various scenarios, and a further blend of expected remaining terms prior to partial conversion into common stock, all based on management’s projections of when such conversions would occur within the contractual term. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. To the extent that our common stock had not been traded for as long as the expected remaining term of the instrument, we used a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that our common stock has been traded for longer than the expected remaining term of the instrument, this weighted average is used to determine 50% of the volatility, with our own historic volatility used to determine the remaining 50%. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Contractual Obligations

In October, 2009, we signed an operating lease for 19,186 square feet of office and laboratory space for our headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, with no rent payable for the first six months. Following an amendment in June 2012 to the timing of payments, the total expenditure commitment was approximately $2.23 million (of which $0.85 million remained as at December 31, 2013), plus maintenance fees.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2013, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WaferGen Bio-systems, Inc.

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaferGen Bio-systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has incurred operating losses and negative cash flows from operating activities since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

San Jose, California
March 14, 2014

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,708,646	$6,328,753
Accounts receivable	367,266	307,759
Inventories, net	292,650	495,486
Prepaid expenses and other current assets	350,540	134,567

Total current assets	11,719,102	7,266,565

Property and equipment, net	269,618	874,062
Other assets	42,209	756,831

Total assets	$12,030,929	$8,897,458

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$980,887	$474,436
Accrued payroll and related costs	289,053	235,404
Other accrued expenses	1,143,335	1,063,813

Total current liabilities	2,413,275	1,773,653

Long-term debt, net of current portion	1,683,942	3,393,159
Derivative liabilities	9,147,507	2,208,184

Total liabilities	13,244,724	7,374,996

Series A and B convertible preference shares of subsidiary	—	1,123,406

Commitments and contingencies (Notes 5 and 15)	—	—

Stockholders’ equity (deficit):
Series C convertible preference shares of subsidiary	—	4,993,728
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,944.7080 shares of Series 1 issued and outstanding at December 31, 2013; 2,937,500 shares of Series A-1 issued and outstanding at December 31, 2012	13,595,662	9,838,569
Common Stock: $0.001 par value; 300,000,000 shares authorized; 9,112,559 and 419,367 shares issued and outstanding at December 31, 2013 and 2012	66,028,712	49,934,027
Accumulated deficit	(80,838,169)	(64,571,897)
Accumulated other comprehensive income	—	204,629

Total stockholders’ equity (deficit)	(1,213,795)	399,056

Total liabilities and stockholders’ equity (deficit)	$12,030,929	$8,897,458

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012

Revenue:
Product	$846,414	$586,176
License and royalty	458,333	—

Total revenue	1,304,747	586,176

Cost of revenue	574,195	420,877

Gross profit	730,552	165,299

Operating expenses:
Sales and marketing	2,240,116	791,915
Research and development	5,399,775	6,161,548
General and administrative	3,013,104	2,977,812

Total operating expenses	10,652,995	9,931,275

Operating loss	(9,922,443)	(9,765,976)

Other income and (expenses):
Interest income	3,091	7,420
Interest expense	(2,880,718)	(2,082,558)
Gain (loss) on revaluation of derivative liabilities, net	(506,195)	3,759,146
Gain on settlement of derivative liability	1,012,351	—
Loss on extinguishment of debt	(4,970,410)	—
Issuance of warrants due to organic change	(2,553,318)	—
Gain on liquidation of subsidiary	3,386,297	—
Miscellaneous income (expense)	171,414	(116,147)

Total other income and (expenses)	(6,337,488)	1,567,861

Net loss before provision (benefit) for income taxes	(16,259,931)	(8,198,115)

Provision (benefit) for income taxes	6,341	(21,453)

Net loss	(16,266,272)	(8,176,662)

Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	(898,623)	—
Series A-1 preferred dividend	(547,171)	(801,534)

Net loss attributable to common stockholders	$(17,712,066)	$(8,978,196)

Net loss per share - basic and diluted	$(5.82)	$(21.42)

Shares used to compute net loss per share - basic and diluted	3,045,266	419,165

Comprehensive Loss:

Net loss	$(16,266,272)	$(8,176,662)

Foreign currency translation adjustments	(201,975)	142,056

Total comprehensive loss	$(16,468,247)	$(8,034,606)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series C								Accumulated
	Convertible Preference		Preferred Stock						Other
	Shares of Subsidiary		Series A-1	Series 1		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balances as of January 1, 2012	3,233,734	$4,993,728	2,937,500	—	$9,838,569	418,746	$49,546,135	$(56,395,235)	$62,573	$8,045,770

Restricted stock issued for services, net of forfeitures	—	—	—	—	—	621	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	387,892	—	—	387,892

Net loss	—	—	—	—	—	—	—	(8,176,662)	—	(8,176,662)

Translation adjustment	—	—	—	—	—	—	—	—	142,056	142,056

Balances as of December 31, 2012	3,233,734	$4,993,728	2,937,500	—	$9,838,569	419,367	$49,934,027	$(64,571,897)	$204,629	$399,056

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series C								Accumulated
	Convertible Preference		Preferred Stock						Other
	Shares of Subsidiary		Series A-1	Series 1		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balances as of January 1, 2013	3,233,734	$4,993,728	2,937,500	—	$9,838,569	419,367	$49,934,027	$(64,571,897)	$204,629	$399,056

Share round-ups in reverse stock split	—	—	—	—	—	704	—	—	—	—

Exchange of Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants for common stock, Series 1 Convertible Preferred Stock and warrants	—	—	(2,937,500)	2,987.0168	5,188,175	1,067,317	5,150,712	—	—	10,338,887

Issuance of common stock, Series 1 Convertible Preferred Stock and warrants for cash, net of offering costs of $2,791,359	—	—	—	646.0351	1,746,989	5,893,750	7,220,102	—	—	8,967,091

Redemption of Series B convertible preference shares of subsidiary	—	—	—	—	—	—	1,123,200	—	—	1,123,200

Conversion of Series 1 Convertible Preferred Stock into common stock	—	—	—	(688.3439)	(3,178,071)	1,731,421	3,178,071	—	—	—

Extinguishment of Series C convertible preference shares and accumulated other comprehensive income on liquidation of subsidiary	(3,233,734)	(4,993,728)	—	—	—	—	—	—	(2,654)	(4,996,382)

Accretion on Series 1 Convertible Preferred Stock associated with beneficial conversion feature	—	—	—	—	—	—	(898,623)	—	—	(898,623)

Stock-based compensation	—	—	—	—	—	—	321,223	—	—	321,223

Net loss	—	—	—	—	—	—	—	(16,266,272)	—	(16,266,272)

Translation adjustment	—	—	—	—	—	—	—	—	(201,975)	(201,975)

Balances as of December 31, 2013	—	$—	—	2,944.7080	$13,595,662	9,112,559	$66,028,712	$(80,838,169)	$—	$(1,213,795)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(16,266,272)	$(8,176,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692,489	903,291
Stock-based compensation	321,223	387,892
Loss (gain) on revaluation of derivative liabilities, net	506,195	(3,759,146)
Gain on settlement of derivative liability	(1,012,351)	—
Interest converted to principal on convertible promissory notes	547,866	801,645
Provision for excess and obsolete inventory	(77,568)	59,175
Amortization of debt discount	2,121,593	1,185,547
Loss on extinguishment of debt	4,970,410	—
Issuance of warrants due to organic change	2,553,318	—
Gain on liquidation of subsidiary	(3,386,297)	—
Change in operating assets and liabilities:
Accounts receivable	(60,921)	(278,457)
Inventories	280,404	190,299
Prepaid expenses and other assets	(51,532)	146,783
Accounts payable	506,464	(298,086)
Accrued payroll and related costs	52,535	(411,506)
Other accrued expenses	81,230	381,337

Net cash used in operating activities	(8,221,214)	(8,867,888)

Cash flows from investing activities:
Purchase of property and equipment	(91,545)	(54,767)
Cash of former subsidiary transferred to liquidator	(433,411)	—

Net cash used in investing activities	(524,956)	(54,767)

Cash flows from financing activities:
Net proceeds from issuance of Series 1 convertible preferred stock, common stock and warrants	13,393,162	—
Purchase of Series B convertible preference shares of former subsidiary	(70,000)	—

Net cash provided by financing activities	13,323,162	—

Effect of exchange rates on cash	(197,099)	134,236

Net increase (decrease) in cash and cash equivalents	4,379,893	(8,788,419)

Cash and cash equivalents at beginning of the period	6,328,753	15,117,172

Cash and cash equivalents at end of the period	$10,708,646	$6,328,753

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$—
Cash paid for income taxes	$28,559	$41,467
Cash (received) for income taxes	$(1,051)	$(25,539)

Supplemental disclosure of non-cash investing and financing activities:
Exchange of convertible promissory notes for common stock and Series 1 convertible preferred stock	$6,035,360	$—
Exchange of Series A-1 convertible preferred stock for common stock and Series 1 convertible preferred stock	$9,838,569	$—
Issuance of warrants classified as liabilities to placement agent	$1,147,021	$—
Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	$898,623	$—
Issuance of long-term debt, net of debt discount, upon liquidation of subsidiary	$1,656,684	$—
Extinguishment of Series C convertible preference shares upon liquidation of subsidiary	$4,993,728	$—

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

On January 24, 2008, the Company formed a subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), in Malaysia. Prior to WGBM’s liquidation on November 26, 2013, the Company owned 100% of the common stock and 17.2% (comprising shares that had been assumed by the Company) of the preference shares of this entity, with the remaining preference shares owned by Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”). See Notes 5 and 6 below.

On August 30, 2011, the Company formed a wholly owned subsidiary in Luxembourg, WaferGen Biosystems Europe S.a.r.l., to establish a presence for its marketing and research activities in Europe.

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

On August 27, 2013, the Company entered into an exchange agreement (the “Exchange Agreement”) with investors who, in May 2011, purchased (i) certain shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share, (ii) certain convertible promissory notes (“CPNs”) convertible into shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, and (iii) certain warrants (the “2011 Warrants” and together with the Series A-1 Convertible Preferred Stock and the CPNs, the “2011 Securities”) to purchase shares of common stock. Pursuant to the Exchange Agreement, these investors agreed to exchange all their 2011 Securities for shares of the Company’s common stock, shares of newly designated Series 1 Convertible Preferred Stock, par value $0.001 per share, and warrants to purchase shares of common stock (the “2013 Exchange”). In the aggregate, the Company exchanged Series A-1 Convertible Preferred Stock with a liquidation preference of $17,081,913, CPNs with a principal amount of $17,084,894 and 2011 Warrants exercisable for 565,180 shares of common stock for 2,987.0168 shares of Series 1 Convertible Preferred Stock, 1,067,317 shares of our common stock and warrants exercisable for 2,369,000 shares of common stock. These warrants are exercisable at any time before August 27, 2018, at an exercise price of $2.60 per share, with cashless exercise permitted.

The Company employed an Option Pricing Model to determine the relative fair values of securities surrendered in the 2013 Exchange, using a stock price of $2.00 and assumptions including estimated volatility of 84.26%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The relative fair value assigned to the CPNs was $10,422,956. The excess of this amount over the net carrying amount of the liabilities relating to CPNs of $5,452,546 on the exchange date was recorded as loss on extinguishment of debt of $4,970,410 within other income and expenses. The balance related to Series A-1 Convertible Preferred Stock was transferred to additional paid-in capital within stockholders’ equity. The exchange of warrants is further described in Note 9.

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

Security / Account	Allocated Fair Value	Issuance Costs	Final Allocation

Common stock	$8,508,451	$(2,186,972)	$6,321,479
Series 1 Convertible Preferred Stock	2,351,376	(604,387)	1,746,989
Warrants	4,177,673	—	4,177,673

Total	$15,037,500	$(2,791,359)	$12,246,141

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

Management’s Plan.  The Company has incurred operating losses and negative cash flows from operations since its inception. Management expects that revenues will increase as a result of current and future product releases. However, the Company also expects to incur additional expenses for the development and expansion of its products, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows from operating activities to continue for the foreseeable future. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available at terms which are favorable, or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Going Concern.  The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative cash flows from operating activities since its inception and continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents.  The Company considers all highly liquid debt investments with a remaining maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements, if any, are recorded as restricted cash.

Foreign Currencies.  Assets and liabilities of non-U.S. subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during each reporting period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in miscellaneous income (expense) in the Company’s consolidated statements of operations.

Fair Value of Financial Instruments.  The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. See also the Company’s accounting policy for “Change in Fair Value of Derivatives.”

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation. Accounts in Luxembourg are similarly guaranteed. The Company’s total deposits at commercial banks usually exceed the balances insured. The Company generally requires no collateral from its customers.

Accounts Receivable.  An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory.  Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures and records provisions as needed.

Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the Statement of Operations as “Impairment of goodwill.”

Purchased intangible assets other than goodwill are amortized over their estimated useful lives unless these lives are determined to be indefinite. Purchased intangibles are carried at cost, less accumulated amortization.

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

Advertising Costs.  Advertising costs of nil were expensed as incurred in the years ended December 31, 2013 and 2012.

Deferred Financing Costs.  Costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense using the effective interest method. The unamortized amounts are included in other assets.

Impairment of Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired in 2013 and 2012.

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

Governmental Subsidies.  Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $311,079 and $243,778 in the years ended December 31, 2013 and 2012, respectively, which were offset against operating expenses in the statement of operations.

Revenue Recognition.  The Company recognizes revenue when (i) delivery of product has occurred or services have been rendered, (ii) there is persuasive evidence of a sale arrangement, (iii) selling prices are fixed or determinable, and (iv) collectability from the customers (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. Revenue is recorded when the risk and rewards of ownership are transferred to the Company’s customers (individual customers and distributors). This generally occurs when the Company’s products are shipped from its facility as title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material. Distributors have a fourteen day inspection period however this period is not an acceptance provision that purports to be a trial or evaluation purpose, is not an acceptance provision that grants a right of return or exchange on the basis of subjective matters, and is not an acceptance provision based on customer-specific objective criteria. The fourteen day inspection period is an acceptance provision that is based on seller-specified objective criteria.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Change in Fair Value of Derivatives.  The Company recognizes (or recognized until the time of their settlement) its warrants with certain cash settlement provisions or with certain anti-dilution protection, the redemption option of the Series A convertible preference shares of its Malaysian subsidiary, and the conversion element of its convertible promissory notes and of the Series B convertible preference shares of its Malaysian subsidiary as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

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

Other Comprehensive Income.  Other comprehensive income has arisen solely due to the cumulative translation adjustments ensuing from the Company’s accounting policy for foreign currencies.

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

Recent Accounting Pronouncements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies the circumstances under which the cumulative translation adjustment arising from the consolidation of entities for which the functional currency is not the U.S. dollar should be released into net income. The Company adopted this guidance effective January 1, 2013, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations. The Company released the balance of accumulated other comprehensive income of $2,654 into operations in the year ended December 31, 2013, as a result of the liquidation of WGBM (see Notes 1 and 6).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Raw materials	$125,068	$158,316

Work in process	46,974	179,314

Finished goods	120,608	157,856

Inventories, net	$292,650	$495,486

NOTE 4.  Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Equipment	$2,161,715	$2,883,447
Tools and molds	11,543	24,620
Leasehold improvements	82,848	111,356
Furniture and fixtures	93,518	148,261

Total property and equipment	2,349,624	3,167,684

Less accumulated depreciation and amortization	(2,080,006)	(2,293,622)

Property and equipment, net	$269,618	$874,062

Depreciation and amortization expense totaled $692,489 and $903,291 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5.  Long Term Obligations

On May 27, 2011, the Company sold CPNs (see Note 1) in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 Convertible Preferred Stock at a price of $5.70 per share, with each 9.939 shares being convertible into one share of common stock. The CPNs were sold along with convertible preferred stock and warrants for aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037. Interest on the CPNs accrued at a rate of 5% per annum, and could either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The debt discount (which included the discount associated with the embedded conversion derivative) related to the debt element of the convertible promissory notes of $14,442,497 was, prior to the 2013 Exchange (see Note 1), being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the CPNs. The $832,502 in issuance costs allocated to the CPNs was recorded as a deferred financing cost, which was also being amortized as a non-cash interest expense using the effective yield method over the 3.5 year contractual term of the promissory notes.

The Company valued the derivative liability for the conversion element of the CPNs using a Monte Carlo Simulation approach, using assumptions provided by management reflecting conditions at the valuation dates.

The fair value of this derivative liability had diminished to nil by the time of the 2013 Exchange. At December 31, 2012, the fair value was estimated to be $274,928, using a closing stock price of $2.98 and assumptions including an estimated volatility of 126.91%, a risk-free interest rate of 0.13%, a zero dividend rate and a contractual term of 1.91 years. The fair value of this derivative liability at December 31, 2011, was estimated to be $1,931,295. The decrease in the fair value of this derivative liability of $274,928 and $1,656,367 during the years ended December 31, 2013 and 2012, respectively, was recorded as a revaluation gain (see Note 11).

The balance of the CPNs comprises the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Convertible Promissory Notes Payable:
Face value	$15,275,000	$15,275,000
Interest added to principal	1,809,894	1,262,028
Stated value	17,084,894	16,537,028
Debt discount – conversion element, net of accumulated amortization of $3,392,963 and $1,298,628 respectively	11,049,534	13,143,869

Notes payable, net of debt discount, prior to exchange	6,035,360	3,393,159

Amount extinguished in 2013 Exchange	(6,035,360)	—

Notes payable, net of debt discount	$—	$3,393,159

The Company recorded a loss on early extinguishment of debt of $4,970,410 as a result of the 2013 Exchange (see Note 1).

On August 15, 2013, the Company issued WGBM notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and MTDC (see Notes 1 and 6), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes would be divided into increments of $100,000 each, of which the Company would receive 14 and MTDC the remaining 52 (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows:

	December 31, 2013	November 26, 2013

MTDC Notes Payable:
Face value	$5,200,000	$5,200,000
Debt discount, net of accumulated amortization of $27,258 and nil at December 31 and November 26, 2013, respectively	3,516,058	3,543,316

Notes payable, net of debt discount	$1,683,942	$1,656,684

At any time prior to their maturity date, the Company may issue MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes.

The Company leases its office space for use in its operations under a non-cancellable operating lease that expires in April 2015.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Aggregate future minimum obligations for leases in effect as of December 31, 2013 are as follows:

Operating Leases

Year ending December 31,
2014	$635,340
2015	218,175

Total minimum obligations	$853,515

Rent expense totaled $604,558 and $597,261 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6.  Convertible Preference Shares of Subsidiary

Prior to its dissolution in November 2013, in 2008, the Company’s former Malaysian subsidiary, WGBM, issued Series A Convertible Preference Shares (“CPS”) to MTDC (see Notes 1 and 5), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription and Shareholders’ Agreement dated May 8, 2008, at the U.S. dollar equivalent of $2.25 per share. In 2009 and 2010, WGBM issued Series B CPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”) and Prima Mahawangsa Sdn. Bhd. (“PMSB”), both venture capital and development firms in Malaysia, in a private placement under a Share Subscription Agreement dated April 3, 2009, (“Series B SSA”) at the U.S. dollar equivalent of $2.25 per share. In 2009, WGBM issued Series B CPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription Agreement dated July 1, 2009, at the U.S. dollar equivalent of $2.25 per share.

In 2010, both EEV and KMP exercised their option (see Paragraph (b) below) to sell to the Company their holdings of 222,222 and 188,057 Series B CPS, respectively, in exchange for shares of the Company’s common stock.

In October 2013 the Company purchased PMSB’s 444,444 Series B CPS for $70,000.

These transactions, along with the issuance of Series C CPS in 2011 (see below), were summarized as follows immediately prior to the liquidation of WGBM on November 26, 2013:

Class	Number	Initial	Issuance	Gross	Issuance	Exchange	Net Cash	Date if	CPS
of CPS	of CPS	Investor	Date	Proceeds	(Costs)	Gain (loss)	Proceeds	Exchanged	Outstanding

Series A	444,444	MTDC	07/18/2008	$1,000,000	$(30,000)	$—	$970,000	—	444,444
Series A	444,444	MTDC	11/27/2008	1,000,000	(30,000)	—	970,000	—	444,444
Series B	111,111	EEV	06/08/2009	250,000	(19,393)	(18,029)	212,578	08/17/2010	—
Series B	111,111	EEV	03/09/2010	250,000	(8,929)	(3,005)	238,066	08/17/2010	—
Series B	222,222	PMSB	09/23/2009	500,000	(7,500)	—	492,500	10/11/2013	—
Series B	222,222	PMSB	05/13/2010	500,000	(5,000)	—	495,000	10/11/2013	—
Series B	188,057	KMP	09/18/2009	423,128	(11,319)	—	411,809	09/29/2010	—

Subtotal	1,743,611			3,923,128	(112,141)	(21,034)	3,789,953		888,888

Series C	3,233,734	MTDC	03/10/2011	5,000,000	(6,272)	58,575	5,052,303	—	3,233,734

	4,977,345			$8,923,128	$(118,413)	$37,541	$8,842,256		4,122,622

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Since the Conversion Option afforded holders of Series B CPS the right to receive a variable number of shares of the Company’s common stock, this feature was not indexed to the Company’s equity and was therefore accounted for as a derivative liability, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, using key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

On December 31, 2011, the Series B CPS Redemption Option lapsed. The value of the derivative liability for the conversion element increased significantly as a result.

On October 11, 2013, the Company purchased the remaining Series B CPS for $70,000. Series B CPS derivative liability fair values at October 11, 2013 and December 31, 2012, were estimated to be $1,082,351 and $1,210,909, respectively, using a closing stock price of $2.00 and $2.98, respectively, and based on the following assumptions:

	October 11, 2013	December 31, 2012

Risk-free interest rate	0.07%	0.16%
Expected remaining term	0.48 Years	1.00 Years
Expected volatility	97.39%	125.53%
Dividend yield	0%	0%

Series B CPS derivative liability fair value at December 31, 2011, was estimated to be $1,245,101. The net decrease in the fair value of this derivative liability of $128,558 and $34,192 during the period ended October 11, 2013 and the year ended December 31, 2012, respectively, was recorded as a revaluation gain (see Note 11). The difference between the fair value of the derivative liability and the amount for which it was settled on October 11, 2013, was recorded as a gain on settlement of derivative liability of $1,012,351.

On December 9, 2011, the terms of the Series A CPS were amended by a Letter Agreement with MTDC (the “MTDCLA”) to extend the period during which MTDC could exercise the Redemption Option from December 31, 2011 to April 3, 2014. In addition, the holder’s option to elect to receive shares of Company common stock of equivalent value (see above) was amended to give the Company the option, upon the exercise of the Redemption Option, to pay in shares of its common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice. Further, the ASP is subject to a ceiling of $154.05 and a floor of $9.94. The amendment that allowed the Company to settle the Redemption Option in a variable number of shares caused the Redemption Option to no longer be considered indexed to the Company’s equity. As a result, the Company recognized the

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Redemption Option as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent the Redemption Option) as part of temporary equity.

The Series A CPS derivative liability fair values at November 26, 2013, the date on which WGBM was liquidated, and December 31, 2012, were estimated to be $446,602 and $619,652, respectively, using a closing stock price of $2.00 and $2.98, respectively, and based on the following assumptions:

	November 26, 2013	December 31, 2012

Risk-free interest rate	0.07%	0.11% - 0.15%
Expected remaining term	0.08 Years	0.55 - 0.90 Years
Expected volatility	175.31%	123.55 - 127.94%
Dividend yield	0%	0%

Series A CPS derivative liability fair value at December 31, 2011, was estimated to be $2,135,715. The net decrease in the fair value of this derivative liability of $173,050 and $1,516,063 during the period ended November 26, 2013 and the year ended December 31, 2012, respectively, was recorded as a revaluation gain (see Note 11). The fair value of this derivative liability on November 26, 2013, was considered in the determination of the gain on liquidation of subsidiary.

On March 10, 2011, WGBM issued 3,233,734 Series C CPS to MTDC in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. Each 99.39 Series C CPS issued at the initial closing would convert into one share of the Company on April 3, 2014 (this was extended from December 20, 2011, by the MTDCLA), and each 99.39 Series C CPS issued at the subsequent closing would convert into one share of the Company on the anniversary of that closing, but the Series C was convertible at any earlier date following each closing at MTDC’s option. MTDC could also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. MTDC could appoint one of the seven directors of the subsidiary (in addition to the director they could appoint as the holder of Series A CPS), and an additional independent director could be jointly appointed by MTDC and the Company.

The net sum of $4,993,728 received on issuance of Series C CPS was recorded in stockholders’ equity; this sum was considered in the determination of the gain on liquidation of subsidiary on November 26, 2013.

WGBM was authorized to issue 200,000,000 preference shares with a par value of RM0.01. There were 4,977,345 preference shares (including 854,723 Series B CPS held by the Company) issued and outstanding at November 26, 2013, and December 31, 2012. Due to the liquidation of WGBM, no shares remained authorized, issued or outstanding as of December 31, 2013.

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

On August 27, 2013, the Company issued 2,987.0168 shares of Series 1 Convertible Preferred Stock in conjunction with the Exchange Agreement (see Note 1) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in the 2013 Private Placement (see Note 1). Of these 3,633.0519 shares, 688.3439 have been converted into 1,731,421 shares of common stock and 2,944.7080 remain outstanding as of December 31, 2013.

The Company recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series 1 Convertible Preferred Stock. Since this preferred stock was immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $898,623 was recorded as a one-time accretion expense.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

As of August 27, 2013, $1,806,913 of undeclared dividends had been accrued with respect to the outstanding Series A-1 Convertible Preferred Stock, of which $547,171 and $801,534 related to the years ended December 31, 2013 and 2012, respectively.

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

The Company presently issues awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although no more than 50% of the authorized shares may be granted pursuant to awards of restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan is subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

The weighted average grant date fair value of options awarded in the years ended December 31, 2013 and 2012, was $3.72 and $8.21, respectively. These fair values were estimated using the following assumptions (see also Note 10):

	Year Ended December 31,
	2013	2012

Risk-free interest rate	0.71% - 1.22%	0.71% - 1.14%
Expected term	4.75 Years	4.75 Years
Expected volatility	96.73% - 108.14%	65.02% - 103.61%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option and restricted stock transactions is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Options	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2012	103,723	43,283	$138.93	48	$124.24
Granted	(98,451)	97,836	$11.57	615	$13.76
Vested	—	—	$—	(591)	$22.72
Forfeited	14,801	(14,801)	$58.89	—	$—
Canceled	9,430	(11,422)	$130.43	—	$—

Balance at December 31, 2012	29,503	114,896	$41.67	72	$13.91
Granted	(18,861)	18,861	$4.95	—	$—
Vested	—	—	$—	(72)	$13.91
Forfeited	12,471	(12,471)	$10.67	—	$—
Canceled	4,680	(7,761)	$93.78	—	$—

Balance at December 31, 2013	27,793	113,525	$35.39	—	$—

The following table summarizes information concerning outstanding options as of December 31, 2013:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number of	Contractual	Exercise	Intrinsic
Options	Shares	Life (in Years)	Price	Value

Outstanding	113,525	5.03	$35.39	$644
Vested and expected to vest	109,069	5.01	$36.40	$644
Exercisable	77,482	4.81	$46.12	$644

The aggregate intrinsic value in the preceding table represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2013, based on our common stock closing price of $2.00, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The grant date fair value of options vested in the years ended December 31, 2013 and 2012, was $396,304 and $334,650, respectively. No options were exercised during the two years ended December 31, 2013.

The amounts expensed for stock-based compensation totaled $321,223 and $387,892 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $240,992. This cost is expected to be recognized over an estimated weighted average amortization period of 1.47 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 9.  Warrants

A summary of outstanding common stock warrants as of December 31, 2013, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	6,128,379	6,128,379	$2.60	August and September 2018
Common stock	717,905	717,905	$4.04	June and August 2014
Common stock	552,186	552,186	$4.22	December 2014 and January 2015
Common stock	7,740	—	$77.52	June and August 2014
Common stock	1,022	—	$83.49	December 2014 and January 2015
Common stock	960	—	$145.90	December 2015
Common stock	2,047	—	$149.09	July 2015
Common stock	30,192	—	$154.05	July 2015
Common stock	2,012	—	$298.17	December 2014 and November 2015

Total	7,442,443	7,398,470

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

The 2,369,000 warrants issued in the 2013 Exchange were to directly compensate holders of warrants issued in May 2011. Those warrants included the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. Such a change in ownership occurred on August 27, 2013. The Company recorded a one-time expense of $2,553,318 representing the excess of the fair value of the new warrants over those they replaced. The total fair value of the 2,369,000 new warrants was estimated to be $2,637,387 utilizing a Black-Scholes model, the exercise price of $2.60, a stock price of $2.00 and assumptions including estimated volatility of 84.26%, risk-free interest rate of 1.16%, a zero dividend rate and expected remaining term of 4.00 years. The total fair value of the 565,180 warrants exchanged was estimated to be $84,069 utilizing a Black-Scholes model, the exercise price of $61.62, a stock price of $2.00 and assumptions including estimated volatility of 119.54%, risk-free interest rate of 0.46%, a zero dividend rate and expected remaining term of 2.20 years.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $198.78 and entitled the holders thereof to purchase an aggregate of 17,609 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $77.52 and entitled the holders thereof to purchase an aggregate of 45,152 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 7,740 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 37,412 warrants pursuant to their terms, such warrants, as of December 31, 2013, had an exercise price of $4.04 and entitled the holders thereof to purchase an aggregate of 717,905 shares.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $248.48 and entitled the holders thereof to purchase an aggregate of 9,722 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $83.49 and entitled the holders thereof to purchase an aggregate of 28,934 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 1,022 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 27,912 warrants pursuant to their terms, such warrants, as of December 31, 2013, had an exercise price of $4.22 and entitled the holders thereof to purchase an aggregate of 552,186 shares.

The Company records warrants and unit warrants with certain anti-dilution protection or certain cash settlement provisions as liabilities, with the estimated fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration date being calculated using the Black-Scholes valuation model, with all others being calculated using a Monte

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Carlo Simulation approach, using key input variables provided by management, at each reporting date. Changes in fair value are recorded as gains or losses on revaluation in non-operating income (expense).

The aggregate fair value of such warrants at December 31, 2013 and 2012, was estimated to be $9,147,507 and $102,695, respectively, using a closing stock price of $2.00 and $2.98, respectively, and based on the following assumptions:

	December 31, 2013	December 31, 2012

Risk-free interest rate	0.09% - 1.36%	0.08% - 0.21%
Expected remaining term	0.46 - 3.80 Years	0.38 - 1.58 Years
Expected volatility	95.39% - 118.65%	117.58% - 131.42%
Dividend yield	0%	0%

The aggregate fair value of such warrants at December 31, 2011, was estimated to be $655,219, and the aggregate fair value of warrants and unit warrants issued during the year ended December 31, 2013, was estimated to be $7,962,081 on their issuance dates. During the year ended December 31, 2013, to the extent that it did not arise from new issuances, the increase in the fair value of the warrant derivative liability of $1,082,731 was recorded as a revaluation loss and during the year ended December 31, 2012, the decrease in the fair value of the warrant derivative liability of $552,524 was recorded as a revaluation gain (see Note 11).

NOTE 10.  Benefit Plan

The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the plan, subject to certain limitations. Each employee directs their contributions, which vest immediately, across a series of mutual funds. The Company’s matching contributions totaled $696 and nil in the years ended December 31, 2013 and 2012, respectively, and the costs of administering the 401(k) plan are not significant.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$9,147,507	$9,147,507

Total liabilities	$—	$—	$9,147,507	$9,147,507

	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$102,695	$102,695

Conversion element of promissory notes	—	—	274,928	274,928

Conversion element of Series B CPS	—	—	1,210,909	1,210,909

Series A CPS derivative liabilities	—	—	619,652	619,652

Total liabilities	$—	$—	$2,208,184	$2,208,184

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	7,962,081	—	—	—	7,962,081
Revaluation (gains) losses included in other income and expenses	1,082,731	(274,928)	(128,558)	(173,050)	506,195
Settlements	—	—	(1,082,351)	(446,602)	(1,528,953)
Balance at December 31, 2013	$9,147,507	$—	$—	$—	$9,147,507

Total gains (losses) included in other income and expenses attributable to liabilities still held as of December 31, 2013	$(1,082,732)	$—	$—	$—	$(1,082,732)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2012	$655,219	$1,931,295	$1,245,101	$2,135,715	$5,967,330
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(552,524)	(1,656,367)	(34,192)	(1,516,063)	(3,759,146)
Settlements	—	—	—	—	—
Balance at December 31, 2012	$102,695	$274,928	$1,210,909	$619,652	$2,208,184

Total gains (losses) included in other income and expenses attributable to liabilities still held as of December 31, 2012	$552,524	$1,656,367	$34,192	$1,516,063	$3,759,146

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes, the conversion element of the Series B CPS and the Series A CPS derivative liabilities are discussed in Notes 9, 5, 6 and 6, respectively. The principal assumptions used, and their impact on valuations, are as follows:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the instrument. An increase in the risk-free interest rate will increase the fair value and the associated derivative liability.

Expected Remaining Term.  This is the period of time over which the instrument is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, historical experience and the possibility of liquidation. For the convertible promissory notes, the Company considered a blend of expected remaining terms prior to partial conversion into Series A-2 Convertible Preferred Stock, giving consideration to the likelihood of conversion under various scenarios, and a further blend of expected remaining terms prior to partial conversion into common stock, all based on management’s projections of when such conversions would occur within the contractual term. An increase in the expected remaining term will increase the fair value and the associated derivative liability.

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. To the extent that Company’s common stock had not been traded for as long as the expected remaining term of the instrument, the Company used a weighted average of the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. To the extent that the Company’s common stock has been traded for longer than the expected remaining term of the instrument, equal weighting is applied to this weighted average and to the Company’s own historic volatility over the same term to determine expected volatility. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

NOTE 12.  Segment Information, Geographic Data, and Significant Customers

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company presently has only one operating segment.

Revenue by geographic areas for the years ended December 31, 2013 and 2012, are as follows:

	Year Ended December 31,
	2013	2012

United States	$105,251	$495,547
International:
Canada	165,329	—
Asia Pacific(1)	979,437	43,470
Europe	54,730	47,159

Total revenue	$1,304,747	$586,176
__________

(1)  Sales to Asia Pacific in 2013 included approximately $647,000 to Japan and $330,000 to China.

Revenues are attributed to geographical areas based on where the Company’s products are shipped.

Long-lived assets by geographic areas as of December 31, 2013 and 2012, are as follows:

	2013	2012

United States	$250,295	$690,454
Malaysia	—	183,608
Europe	19,323	—

Total long-lived assets	$269,618	$874,062

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Customers accounting for more than 10% of either total revenues during the years ended December 31, 2013 or 2012, or accounts receivable as at December 31, 2013 or 2012, are tabulated as follows:

	Revenues, Year Ended December 31,				Accounts Receivable, December 31,
	2013		2012		2013		2012

Customer A	$458,333	35%	$—	—	$—	—	$—	—
Customer B	$191,271	15%	$—	—	$65,600	18%	$—	—
Customer C	$188,552	14%	$—	—	$19,646	5%	$—	—
Customer D	$162,779	12%	$—	—	$170,071	46%	$—	—
Customer E	$138,328	11%	$—	—	$17,808	5%	$—	—
Customer F	$13,486	1%	$146,000	25%	$7,625	2%	$140,000	45%
Customer G	$—	—	$131,465	22%	$—	—	$—	—
Customer H	$9,939	1%	$124,473	21%	$—	—	$150,145	49%

NOTE 13.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are shown on the Statements of Operations.

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A and B CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 convertible preferred stock, Series A, B and C CPS, MTDC Notes, Series A-1 convertible preferred stock and CPNs were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Common share equivalents issuable upon exercise of common stock options	611	1,218

Common share equivalents issuable upon exercise of common stock warrants	591,842	—

Common share equivalents issuable upon exercise of unit warrants	128,980	—

Shares issuable upon vesting of restricted stock	—	188

Shares issuable upon conversion of Series 1 Convertible Preferred Stock	2,912,306	—

Shares issuable upon conversion of Series A CPS	266,507	279,699

Shares issuable upon conversion of Series B CPS	470,189	394,564

Shares issuable upon conversion of Series C CPS	29,327	32,536

Shares issuable upon settlement of MTDC Notes	290,499	—

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	211,812	312,094

Shares issuable upon conversion of convertible promissory notes	193,372	284,832

Total common share equivalents excluded from denominator for diluted earnings per share computation	5,095,445	1,305,131

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 14.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Current:
Federal	$—	$—
State	3,191	5,726
Foreign	3,150	(27,179)

Total Current	$6,341	$(21,453)

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Deferred	$—	$—

Provision for income taxes	$6,341	$(21,453)

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Provision for income taxes at federal statutory rate	$(5,528,377)	$(2,787,359)
Federal research and development tax credits	(100,535)	(94,794)
Expenses not deductible, income not taxable and other	3,205,545	(473,203)
Foreign loss taxed at lower rates	170,813	164,828
Change in federal valuation allowance	2,258,895	3,169,075

Provision for income taxes	$6,341	$(21,453)

The components of the deferred tax assets as of December 31, 2013 and 2012, are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$28,412,473	$25,034,778
Capitalized start-up cost and research and development cost	526,919	607,983
Research and development tax credit	1,559,952	1,389,625
Depreciation on property and equipment	27,536	(156,361)
Stock-based compensation	454,125	405,742
Reserves and accruals	(636,673)	719,909

Total deferred tax asset	30,344,332	28,001,676

Valuation allowance	(30,344,332)	(28,001,676)

Net deferred tax assets	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Management believes that, based on a number of factors, it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. At December 31, 2013, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $73.6 million and $58.3 million, respectively, and foreign operating loss carry-forwards of approximately $0.6 million. The federal and state NOLs will expire in various periods from 2026 through 2033.

At December 31, 2013, the Company had research and development tax credits of approximately $0.9 and $1.0 million available to offset future income taxes, if any, for federal and California state purposes, respectively. These federal tax credits will expire in various periods from 2027 through 2033 and the California state tax credits can be carried forward indefinitely.

Utilization of NOLs and tax credit carry-forwards is subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, respectively, and similar state provisions. On August 27, 2013, there was a substantial ownership change due to the 2013 Exchange and 2013 Private Placement (see Note 1), resulting in forfeitures in 2013. The annual limitation may result in the expiration of further NOLs and tax credits before utilization. The Company has not yet evaluated the impact of the IRC Sections 382 and 383 limitations on its recorded NOLs and tax credits in 2013, nor has it determined whether there have been any other substantial ownership changes in 2011 or prior years, so the recognized amount of deferred tax assets (and related 100% valuation allowance) has not been adjusted, although management estimates that a significant majority of the recorded NOLs and tax credits have already been effected and will need to be written off. This has no impact on the income tax expense (benefit) due to the provision of a full valuation allowance against all net deferred tax assets.

The net valuation allowance increased by approximately $2.3 million and $3.3 million during the years ended December 31, 2013 and 2012, respectively, primarily due to the generation of net operating loss and credit carry-forwards.

The Company files U.S. federal and various state income tax returns. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits. As a result of the Company’s NOL carry-forwards, all tax years from 2006 through 2013 remain subject to federal and state tax examination.

The Company has established tax reserves for uncertain tax positions totaling $810,000 and $721,000 as of December 31, 2013 and 2012, respectively. A reconciliation of the change in unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012
Beginning Balance	$721,000	$645,000
Additions based on tax positions related to the current year	89,000	76,000

Ending Balance	$810,000	$721,000

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

NOTE 15.  Contingencies

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. On April 15, 2013, the case was referred to mediation. The first mediation session was held on August 7, 2013, resulting in further requests for documentation by both parties. The litigation is in the discovery stage and a trial has been set for September 15, 2014. The Company believes the claim to be substantially

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

without merit, and while no assurance can be given regarding the outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial position and results of operations. Related legal costs are being expensed as incurred.

NOTE 16.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2013 and 2012 is as follows:

	Year Ended December 31, 2013
	First	Second	Third	Fourth

Revenue	$178,487	$246,248	$389,547	$490,465
Gross profit	$112,899	$169,468	$196,733	$251,452
Net gains (losses) on derivative revaluations	$(593,717)	$115,237	$623,613	$(651,328)
Non-recurring gains, credits and (charges) related to restructuring	$—	$—	$(7,523,728)	$4,398,648
Net income (loss)	$(3,781,510)	$(3,163,155)	$(10,808,332)	$1,486,725
Net income (loss) attributable to common stockholders	$(3,988,194)	$(5,862,322)	$(12,246,825)	$4,385,275
Net income (loss) per share – basic	$(9.51)	$(13.98)	$(4.34)	$0.52
Net income (loss) per share – diluted	$(9.51)	$(13.98)	$(4.34)	$0.25

	Year Ended December 31, 2012
	First	Second	Third	Fourth

Revenue	$73,233	$20,158	$176,608	$316,177
Gross profit (loss)	$(17,172)	$9,568	$32,281	$140,622
Net gains (losses) on derivative revaluations	$1,076,721	$1,485,470	$(385,209)	$1,582,164
Net income (loss)	$(2,904,695)	$(1,269,630)	$(2,967,580)	$(1,034,757)
Net income (loss) attributable to common stockholders	$(3,101,360)	$(1,468,754)	$(3,169,192)	$(1,238,890)
Net income (loss) per share – basic and diluted	$(7.40)	$(3.50)	$(7.56)	$(2.95)

NOTE 17.  Subsequent Events

On January 6, 2014, the Company purchased substantially all of the assets of the product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324TM instrument and the PrepXTM reagents from IntegenX Inc. (the “Apollo Business”). The purchase price comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note which accrues interest at 8% and is repayable after three years (earlier in certain circumstances), (3) up to three earn-out payments based on revenues in 2014, 2015 and 2016, respectively, and (4) the assumption of certain liabilities, including accrued but unpaid vacation for those employees who joined the Company. The acquisition was consummated in order to acquire a synergistic business with an established revenue stream from a customer base in the same market space as the Company’s products and services.

These Financial Statements do not include a summary of the total purchase price for the Apollo Business, a summary of the fair values of the major classes of assets acquired and liabilities assumed, or the revenue, net loss and net loss per share, on a pro forma basis, as though the business combination had occurred as of the beginning of the prior annual reporting period, as the initial accounting for the business combination has not yet been completed.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework while utilizing the additional guidance contained in COSO’s Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria of COSO in Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2013.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2013.

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

(3)	Exhibits (The Exhibits required to be filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index).

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ IVAN TRIFUNOVICH
Date: March 14, 2014		Ivan Trifunovich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ IVAN TRIFUNOVICH
Ivan Trifunovich	President, Chief Executive Officer (principal executive officer) and Director	March 14, 2014
/s/ JOHN HARLAND
John Harland	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2014
/s/ ALNOOR SHIVJI
Alnoor Shivji	Chairman of the Board	March 14, 2014
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 14, 2014
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 14, 2014
/s/ JOEL KANTER
Joel Kanter	Director	March 14, 2014
/s/ WILLIAM McKENZIE
William McKenzie	Director	March 14, 2014
/s/ ROBERT SCHUEREN
Robert Schueren	Director	March 14, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated January 6, 2014 by and between Wafergen, Inc. and IntegenX Inc.		S-1/A		2.1	1/27/2014

3.1	Amended and Restated Articles of Incorporation of WaferGen Bio-systems, Inc., dated January 31, 2007		8-K		3.1	2/1/2007

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company		8-K		3.1	8/28/2013

3.3	Certificate of Designation of the Series 1 Convertible Preferred Stock		8-K		3.2	8/28/2013

3.4	Certificate of Withdrawal of Certificate of Designation of the Series A-1 Convertible Preferred Stock and the Series A-2 Convertible Preferred Stock		8-K		3.3	8/28/2013

3.5	Bylaws of WaferGen Bio-systems, Inc.		SB-2		3.2	8/9/2006

3.6	First Amendment to Bylaws of WaferGen Bio-systems, Inc.		8-K		3.2	6/1/2011

3.7	Second Amendment to Bylaws of WaferGen Bio-systems, Inc.		8-K		3.2	10/19/2011

4.1	Form of Warrants to purchase shares of Common Stock of the Company, issued June 16, 2009, to investors in the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.6	8/14/2009

4.2	Form of Warrant to purchase shares of Common Stock of the Company, issued to Spencer Trask Ventures, Inc. and certain related parties in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.8	8/14/2009

4.3	Form of Warrants to purchase shares of Common Stock of the Company, issued December 23, 2009, to investors in the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.59	3/2/2010

4.4	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

4.5	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

4.6	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

4.7	Form of Warrants to purchase shares of Common Stock of the Company, issued August 27, 2013, to investors in the Company’s August 2013 exchange offering		8-K		4.1	8/28/2013

4.8	Form of Warrants to purchase shares of Common Stock of the Company, issued August 27, 2013, to investors in the Company’s August and September 2013 private placement offering of units of securities		8-K		4.1	8/28/2013

4.9	Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2013, to the placement agent and certain related parties in connection with the Company’s August and September 2013 private placement offering of units of securities		8-K		4.2	8/28/2013

4.10	Form of Promissory Note in favor of WaferGen Biosystems (M) Sdn. Bhd. dated August 15, 2013		S-1		4.10	10/9/2013

10.1 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.2 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.3	Share Subscription Agreement and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., Malaysian Technology Development Corporation Sdn. Bhd. and WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.1	11/14/2008

10.4	Put Agreement dated May 28, 2008, by and among WaferGen Bio-systems, Inc. and Holders of the Series A Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2008	10.2	11/14/2008

10.5	Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd. and Expedient Equity Ventures Sdn. Bhd.		8-K		10.1	4/14/2009

10.6	Put Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		8-K		10.2	4/14/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.7	Deed of Adherence to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		10-Q	3/31/2009	10.4	5/12/2009

10.8	Registration Rights Agreement, dated June 16, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s 2009 private placement offering of units of securities		10-Q	6/30/2009	10.7	8/14/2009

10.9	Share Subscription Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.1	11/13/2009

10.10	Put Agreement dated July 1, 2009, by and among WaferGen Bio-systems, Inc. and Holders of Series B Redeemable Convertible Preference Shares in WaferGen Biosystems (M) Sdn. Bhd.		10-Q	9/30/2009	10.2	11/13/2009

10.11	Deed of Adherence dated July 1, 2009, to the Share Subscription and Shareholders’ Agreement dated May 8, 2008, and the Share Subscription Agreement dated April 3, 2009, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Prima Mahawangsa Sdn. Bhd., Expedient Equity Ventures Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Kumpalan Modal Perdana Sdn. Bhd.		10-Q	9/30/2009	10.4	11/13/2009

10.12	Lease Agreement by and between Wafergen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.13	Registration Rights Agreement, dated December 23, 2009, between WaferGen Bio-systems, Inc., and the investors party thereto in connection with the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.14	Share Subscription Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.1	12/15/2010

10.15	Put Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		8-K		10.2	12/15/2010

10.16	Amended and Restated Shareholders’ Agreement dated December 14, 2010, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn. Bhd., Malaysian Technology Development Corporation Sdn. Bhd. and Prima Mahawangsa Sdn. Bhd.		8-K		10.3	12/15/2010

10. 17 †	Employment Separation Agreement, dated October 19, 2011 by and among Alnoor Shivji and WaferGen Bio-systems, Inc.		10-Q	9/30/2011	10.7	11/21/2011

10.18	Letter Agreement Regarding Extension of Time to Exercise Put Option and Related Matters, entered into on December 9, 2011, by and among WaferGen Bio-systems, Inc., WaferGen Biosystems (M) Sdn Bhd and Malaysian Technology Development Corporation Sdn Bhd.		8-K		10.1	12/15/2011

10.19 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended		8-K		10.1	1/5/2012

10.20 †	Executive Employment Agreement, dated as of March 8, 2012, by and between Ivan Trifunovich and WaferGen Bio-systems, Inc.		8-K		10.1	3/9/2012

10.21 †	Employment Separation Agreement, dated March 26, 2012, by and between Mona Chadha and WaferGen Bio-systems, Inc.		10-Q	6/30/2012	10.1	8/10/2012

10.22 †	Employment Separation Agreement, dated March 26, 2012, by and between Donald Huffman and WaferGen Bio-systems, Inc.		10-Q	6/30/2012	10.2	8/10/2012

10.23	Amendment dated as of June 26, 2012, to Lease Agreement by and between WaferGen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2012	10.1	11/9/2012

10.24 †	Severance Benefits Agreement, dated January 10, 2013, by and between John Harland and WaferGen Bio-systems, Inc.		8-K		10.1	1/14/2013

10.25	Exchange Agreement dated August 27, 2013		8-K		10.1	8/27/2013

10.26	Registration Rights Agreement dated August 27, 2013, by and among the parties to the Exchange Agreement dated August 27, 2013		8-K		10.2	8/27/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.27	Form of Securities Purchase Agreement dated August 27, 2013, by and among WaferGen Bio-systems, Inc. and the investors signatory thereto		8-K		10.1	8/27/2013

10.28	Form of Registration Rights Agreement dated August 27, 2013, by and among the parties to the Securities Purchase Agreement dated August 27, 2013		8-K		10.2	8/27/2013

10.29	Agreement dated October 25, 2013, by and among WaferGen Biosystems (M) Sdn. Bhd., WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		S-1		10.30	10/31/2013

10.30	Secured Promissory Note dated January 6, 2014 issued by Wafergen Inc. to IntegenX Inc.		8-K		10.2	1/6/2014

10.31	Security Agreement dated January 6, 2014 by and between Wafergen, Inc. and IntegenX Inc.		8-K		10.3	1/6/2014

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

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
		X

101 §
The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements

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