Form 10-Q
period 2014-03-31
WaferGen Bio-systems, Inc.
filed 2014-05-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 9,120,884 shares of common stock outstanding as of May 12, 2014.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,418,685	$10,708,646
Accounts receivable	1,034,578	367,266
Inventories, net	930,549	292,650
Prepaid expenses and other current assets	253,325	350,540

Total current assets	8,637,137	11,719,102

Property and equipment, net	351,591	269,618
Goodwill	990,000	—
Intangible assets, net	1,735,500	—
Other assets	42,209	42,209

Total assets	$11,756,437	$12,030,929

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,369,288	$980,887
Accrued payroll and related costs	529,622	289,053
Other current liabilities	1,338,243	1,143,335

Total current liabilities	3,237,153	2,413,275

Long-term debt, net of discount	2,887,269	1,683,942
Derivative liabilities	2,822,372	9,147,507
Other liabilities	388,000	—

Total liabilities	9,334,794	13,244,724

Commitments and contingencies (Note 14)	––	––

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,944.7080 shares of Series 1 Convertible Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013	13,595,662	13,595,662
Common Stock: $0.001 par value; 300,000,000 shares authorized; 9,120,884 and 9,112,559 shares issued and outstanding at March 31, 2014 and December 31, 2013	72,209,765	66,028,712
Accumulated deficit	(83,383,784)	(80,838,169)

Total stockholders’ equity (deficit)	2,421,643	(1,213,795)

Total liabilities and stockholders’ equity (deficit)	$11,756,437	$12,030,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue:
Product	$1,280,513	$95,154
License and royalty	125,000	83,333

Total revenue	1,405,513	178,487

Cost of product revenue	606,573	65,588

Gross profit	798,940	112,899

Operating expenses:
Sales and marketing	1,272,789	342,631
Research and development	1,366,997	1,402,080
General and administrative	811,535	660,648

Total operating expenses	3,451,321	2,405,359

Operating loss	(2,652,381)	(2,292,460)

Other income and (expenses):
Interest income	8	1,195
Interest expense	(103,327)	(880,538)
Gain (loss) on revaluation of derivative liabilities, net	215,956	(593,717)
Miscellaneous expense	(2,771)	(12,278)

Total other income and (expenses)	109,866	(1,485,338)

Net loss before provision for income taxes	(2,542,515)	(3,777,798)

Provision for income taxes	3,100	3,712

Net loss	(2,545,615)	(3,781,510)

Series A-1 preferred dividend	—	(206,684)

Net loss attributable to common stockholders	$(2,545,615)	$(3, 988,194)

Net loss per share - basic and diluted	$(0.28)	$(9.51)

Shares used to compute net loss per share - basic and diluted	9,113,577	419,365

Comprehensive Loss:

Net loss	$(2,545,615)	$(3,781,510)

Foreign currency translation adjustments	—	(12,479)

Total comprehensive loss	$(2,545,615)	$(3,793,989)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,545,615)	$(3,781,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,649	223,996
Stock-based compensation	71,874	104,802
(Gain) loss on revaluation of derivative liabilities, net	(215,956)	593,717
Provision for excess and obsolete inventory	(123,221)	(260)
Interest converted to principal on long-term debt	23,611	206,712
Amortization of debt discount	79,716	629,361
Change in operating assets and liabilities:
Accounts receivable	(667,312)	(105,529)
Inventories	91,322	46,942
Prepaid expenses and other assets	97,215	(116,991)
Accounts payable	388,401	136,434
Accrued payroll and related costs	176,569	67,466
Other accrued expenses	172,908	249,259

Net cash used in operating activities	(2,204,839)	(1,745,601)

Cash flows from investing activities:
Purchase of property and equipment	(85,122)	(20,713)
Acquisition of business	(2,000,000)	—

Net cash used in investing activities	(2,085,122)	(20,713)

Effect of exchange rates on cash	—	(12,274)

Net decrease in cash and cash equivalents	(4,289,961)	(1,778,588)

Cash and cash equivalents at beginning of the period	10,708,646	6,328,753

Cash and cash equivalents at end of the period	$6,418,685	$4,550,165

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$4,341
Cash paid for income taxes	$3,100	$11,132

Supplemental disclosure of non-cash investing and financing activities:
Issuance of promissory note, net of debt discount, in business acquisition	$1,100,000	$—
Initial valuation of revenue earn-out contingency in business acquisition	$410,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems for gene expression quantification, genotyping and stem cell research. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip and Apollo product lines, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On January 24, 2008, the Company formed a subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), in Malaysia. Prior to WGBM’s liquidation on November 26, 2013, the Company owned 100% of the common stock and 17.2% (comprising shares that had been assumed by the Company) of the preference shares of this entity, with the remaining preference shares owned by Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”). See Notes 6 and 7 below.

On August 30, 2011, the Company formed a new wholly owned subsidiary in Luxembourg to establish a presence for its marketing and research activities in Europe.

On August 27, 2013, the Company effected a reverse stock split of its common stock by a ratio of one-for-99.39 (the “2013 Reverse Split”). Every 99.39 outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the 2013 Reverse Split. Stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock. The 2013 Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The 2013 Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the impact of the one-for-99.39 2013 Reverse Split on a retroactive basis.

On January 6, 2014, the Company acquired substantially all of the assets of the product line of IntegenX Inc.  (“IntegenX”) used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing (“NGS”), including the Apollo 324TM instrument and the PrepXTM reagents (the “Apollo Business”). See Note 3 below.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2013, included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable– An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory – Inventory is recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures and records provisions as needed.

Goodwill and Long-lived Intangible Assets–Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the Statement of Operations as “Impairment of goodwill.”

Long-lived intangibles are carried at cost less accumulated amortization and are subject to review for impairment when events or circumstances indicate that the carrying value may not be recoverable. Amortization is recognized over the estimated useful life of the respective asset on a straight-line basis except for customer lists, which are amortized in proportion to the present value of projected cash flows within their estimated useful lives, since this methodology more closely reflects the pattern in which economic benefits are derived.

Revenue Recognition – The Company recognizes revenue when (i) delivery of product has occurred or services have been rendered, (ii) there is persuasive evidence of a sale arrangement, (iii) selling prices are fixed or determinable, and (iv) collectability from the customers (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. Revenue is recorded when the risk and rewards of ownership are transferred to the Company’s customers (individual customers and distributors). This generally occurs when the Company’s products are shipped from its facility as title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized $64,515 and $80,096 in governmental subsidies in the three months ended March 31, 2014 and 2013, respectively, which was offset against operating expenses in the statement of operations.

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

Change in Fair Value of Derivatives – The Company recognizes (or recognized until the time of their settlement) its warrants with certain cash settlement provisions or with certain anti-dilution protection, the redemption option of the Series A convertible preference shares of its Malaysian subsidiary, and the conversion element of its convertible promissory notes and of the Series B convertible preference shares of its Malaysian subsidiary as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies the circumstances under which discontinued operations should be reported and increases the disclosure requirements. ASU 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within those years, and will become effective for the Company on January 1, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Acquisitions

On January 6, 2014, the Company acquired the Apollo Business (see Note 1). Since that date the results of its operations have been included in the consolidated financial statements. As a result of the acquisition, the Company can now offer a wide spectrum of products for sample preparation for NGS to laboratories performing targeted sequencing. The Company expects to achieve significant synergies, especially in its sales and marketing efforts, since the SmartChip and Apollo products and services serve the same customer base.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The total purchase price for the Apollo Business is summarized as follows:

Cash	$2,000,000
Promissory note (see Note 6)	1,100,000
Contingent earn-out payments	410,000

Total	$3,510,000

The contingent consideration arrangement requires the Company to pay IntegenX a percentage of revenues, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%.

In connection with the Apollo Business acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the respective assets and liabilities acquired:

Inventory	$606,000
Property and equipment	118,000
Intangible assets:
Customer lists and trademarks	1,500,000
Purchased technology	360,000
Goodwill (1)	990,000
Total assets	3,574,000

Liabilities – accrued vacation	(64,000)

Total purchase price	$3,510,000

(1)
Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

In addition, the Company incurred and expensed costs directly related to this acquisition totaling approximately $140,000, of which $95,000 was incurred in the three months ended March 31, 2014, and is included in general and administrative expenses in the condensed consolidated statement of operations.

Selected amounts related to the Apollo Business included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014, are as follows:

Revenue	$480,337

Net loss	$(685,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of WaferGen Bio-systems, Inc. and subsidiaries with those of the Apollo Business as though these entities were combined as of January 1, 2013. The results of the Apollo Business for the three months ended March 31, 2013, are based on the actual historic quarterly allocations of the Abbreviated Financial Statements prepared for the year ended December 31, 2013, and for the three months ended March 31, 2014, are based on the Company’s results of operations, adjusted for estimated operating expenses in the five days prior to the acquisition. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the additional charges for interest expense on acquisition-related borrowing, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2013.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

This unaudited pro forma information is summarized as follows:

	Three Months Ended March 31,
	2014	2013

Total revenue	$1,405,513	$731,210

Net loss	$(2,454,375)	$(4,220,458)

Net loss per share - basic and diluted	$(0.27)	$(10.56)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2013.

NOTE 4.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Raw materials	$146,285	$125,068

Work in process	74,979	46,974

Finished goods	709,285	120,608

Inventories, net	$930,549	$292,650

NOTE 5.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the three months ended March 31, 2014, were as follows:

Balance at January 1, 2014	$—

Additions (see Note 3)	990,000

Balance at March 31, 2014	$990,000

Other intangible assets as of March 31, 2014, consist of:

	Gross	Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Purchased technology	$360,000	$25,000	$335,000
Customer lists and trademarks	1,500,000	99,500	1,400,500

Total as of March 31, 2014	$1,860,000	$124,500	$1,735,500

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The estimated future amortization expenses by fiscal year are as follows:

Year ending December 31,
2014 (nine months remaining)	$373,400
2015	449,900
2016	421,000
2017	313,900
2018	148,500
Thereafter	28,800

Total amortization	$1,735,500

Intangible asset amortization expense for the three months ended March 31, 2014 and 2013, was $124,500 and nil, respectively.

NOTE 6.  Long Term Obligations

On May 27, 2011, the Company sold convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 Convertible Preferred Stock (see Note 8) at a price of $5.70 per share, with each 9.939 shares being convertible into one share of common stock. The CPNs were sold along with Series A-1 Convertible Preferred Stock and warrants for aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037. Interest on the CPNs accrued at a rate of 5% per annum, and could either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

The debt discount related to the debt element of the convertible promissory notes of $14,442,497 was, prior to their exchange for equity securities on August 27, 2013 (the “2013 Exchange”), being amortized as non-cash interest expense using the effective yield method over the 3.5 year contractual term of the CPNs. $832,502 in issuance costs allocated to the CPNs was recorded as a deferred financing cost, which was also being amortized as a non-cash interest expense using the effective yield method over their 3.5 year contractual term.

The Company valued the derivative liability for the conversion element of the CPNs using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates.

The fair value of this derivative liability had diminished to nil by the time of the 2013 Exchange. The fair value of this derivative liability at March 31, 2013 and December 31, 2012, was estimated to be $155,990 and $274,928, respectively, using a closing stock price of $5.96 and $2.98, respectively, and based on the following assumptions:

	March 31, 2013	December 31, 2012

Risk-free interest rate	0.10%	0.13%
Remaining contractual term	1.66 Years	1.91 Years
Expected volatility	131.11%	126.91%
Dividend yield	0%	0%

The decrease in the fair value of this derivative liability of $118,938 during the three months ended March 31, 2013, was recorded as a revaluation gain (see Note 11).

On August 15, 2013, the Company issued WGBM notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and MTDC (see Notes 1 and 7), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

MTDC Notes Payable:
Face value	$5,200,000	$5,200,000
Debt discount, net of accumulated amortization of $100,467 and $27,258 at March 31, 2014 and December 31, 2013, respectively	3,442,849	3,516,058

Notes payable, net of debt discount	$1,757,151	$1,683,942

At any time prior to their maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $2.3025 in the 30 days preceding March 31, 2014, the MTDC Notes could have been settled by issuing 2,258,415 shares of the Company’s common stock.

As part of the consideration for the Apollo Business (see Notes 1 and 3), the Company issued a $1.25 million secured promissory note to IntegenX (the “IntegenX Note”), due on January 6, 2017 (the “Maturity Date”). The IntegenX Note earns simple interest at 8% per annum over its three year term, payable on the Maturity Date. It may be repaid early without premium or penalty at the Company’s option at any time and it must be repaid within 45 days of the closing of an equity offering yielding the Company net cash proceeds of at least $15,000,000.

The IntegenX Note was recorded using an effective interest rate of 11.60% and is summarized as follows at March 31, 2014 and January 6, 2014:

	March 31, 2014	January 6, 2014

IntegenX Notes Payable:
Face value	$1,250,000	$1,250,000
Interest added to principal	23,611	—
Stated value	1,273,611	1,250,000
Debt discount, net of accumulated amortization of $6,507 and nil at March 31 and January 6, 2014, respectively	143,493	150,000

Notes payable, net of debt discount	$1,130,118	$1,100,000

NOTE 7.  Convertible Preference Shares of Subsidiary

Prior to its dissolution in November 2013, in 2008, the Company’s former Malaysian subsidiary, WGBM, issued Series A Convertible Preference Shares (“CPS”) to MTDC (see Notes 1 and 6), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription and Shareholders’ Agreement dated May 8, 2008, at the U.S. dollar equivalent of $2.25 per share. In 2009 and 2010, WGBM issued Series B CPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”) and Prima Mahawangsa Sdn. Bhd. (“PMSB”), both venture capital and development firms in Malaysia, in a private placement under a Share Subscription Agreement dated April 3, 2009, (“Series B SSA”) at the U.S. dollar equivalent of $2.25 per share. In 2009, WGBM issued Series B CPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription Agreement dated July 1, 2009, at the U.S. dollar equivalent of $2.25 per share.

In 2010, both EEV and KMP exercised their option to sell to the Company their holdings of 222,222 and 188,057 Series B CPS, respectively, in exchange for shares of the Company’s common stock.

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

The holders of Series B CPS had the right to cause the Company to exchange their CPS for common stock of the Company at an exchange rate of US$223.63 per share of common stock, provided that if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock was less than US$263.09, then the holder could exchange CPS at an exchange rate equal to 85% of such 10-day average closing price. Since this afforded the holders the right to receive a variable number of shares of the Company’s common stock, this feature was not indexed to the Company’s equity and was therefore accounted for as a derivative liability, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, using key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

Series B CPS fair values at March 31, 2013 and December 31, 2012, were estimated to be $1,212,385 and $1,210,909, respectively, using a closing stock price of $5.96 and $2.98, respectively, and based on the following assumptions:

	March 31, 2013	December 31, 2012

Risk-free interest rate	0.13%	0.16%
Expected remaining term	0.81 Years	1.00 Years
Expected volatility	130.91%	125.53%
Dividend yield	0%	0%

The increase in the fair value of this derivative liability of $1,476 during the three months ended March 31, 2013, was recorded as a revaluation loss (see Note 11).

The holders of Series A CPS had the right to redeem their shares for cash (or, at the Company’s option, shares of Company common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice) in the amount originally invested in USD plus a premium of 8%, compounded annually. In addition, the ASP was subject to a ceiling of $154.05 and a floor of $9.94. Since this afforded the holders the right to receive a variable number of shares of the Company’s common stock, this feature caused the Series A CPS to not be indexed to the Company’s equity. As a result, the Company recognized this right as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent this option) as part of temporary equity.

Series A CPS fair values at March 31, 2013 and December 31, 2012, were estimated to be $1,207,762 and $619,652, respectively, using a closing stock price of $5.96 and $2.98, respectively, and based on the following assumptions:

	March 31, 2013	December 31, 2012

Risk-free interest rate	0.08% - 0.12%	0.11% - 0.15%
Expected remaining term	0.30 - 0.66 Years	0.55 - 0.90 Years
Expected volatility	115.56% - 128.08%	123.55% - 127.94%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The increase in the fair value of this derivative liability of $588,110 during the three months ended March 31, 2013, was recorded as a revaluation loss (see Note 11).

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C convertible preference shares (“CPS”) to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. MTDC could also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. Each 99.39 Series C CPS issued at the initial closing was convertible into one share of the Company on April 3, 2014, and each 99.39 Series C CPS issued at the subsequent closing was convertible into one share of the Company on the anniversary of that closing, but the Series C was convertible at any earlier date following each closing at MTDC’s option.

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

NOTE 8.  Preferred Stock

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

On August 27, 2013, the Company issued 2,987.0168 shares of Series 1 Convertible Preferred Stock in exchange for CPNs (see Note 6) and Series A-1 Convertible Preferred Stock (see below) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in a private placement (the “2013 Private Placement”). Of the 3,633.0519 shares of Series 1 Convertible Preferred Stock, 688.3439 have been converted into 1,731,421 shares of common stock and 2,944.7080 remain outstanding as of March 31, 2014.

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

Effective May 27, 2011, the Company sold an aggregate of 2,937,500 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. $206,684 was accrued with respect to undeclared dividends in the three months ended March 31, 2013. All of the Series A-1 Convertible Preferred Stock was exchanged for common stock and Series 1 Convertible Preferred Stock in the 2013 Exchange, following which the Company retired all of the Series A Preferred Stock, none of which remains issued and outstanding and none will be issued in the future.

NOTE 9.  Stock Awards

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

A summary of stock option and restricted stock transactions in the three months ended March 31, 2014, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2014	27,793	113,525	$35.39	—	$—
Forfeited	2,410	(2,410)	$12.48	—	$—
Canceled	13,117	(13,117)	$24.64	—	$—

Balance at March 31, 2014	43,320	97,998	$37.40	—	$—

No options were exercised during the three months ended March 31, 2014 or 2013. The aggregate intrinsic value of options outstanding at March 31, 2014, was $644, all related to options exercisable, based on our common stock closing price of $2.00. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

There were no options granted during the three months ended March 31, 2014 or 2013. The amounts expensed for stock-based compensation totaled $71,874 and $104,802 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $178,156. This cost is expected to be recognized over an estimated weighted average amortization period of 1.28 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

Should the Company’s proposed increase of 3,000,000 shares available for award under our 2008 Stock Incentive Plan be approved at our Annual Stockholders’ Meeting scheduled for May 29, 2014, our Chief Executive Officer will become entitled to receive approximately 850,000 stock options, vesting over three years commencing on March 8, 2012, on that date. Based on a closing stock price of $1.80, this would entail recording a one-time, non-cash charge of approximately $800,000 in the three months ending June 30, 2014 (the charge being directly proportional to the closing stock price).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  Warrants

A summary of outstanding common stock warrants as of March 31, 2014, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	6,128,379	1,999,033	$2.60	August and September 2018
Common stock	717,905	717,905	$4.04	June and August 2014
Common stock	552,186	552,186	$4.22	December 2014 and January 2015
Common stock	7,740	—	$77.52	June and August 2014
Common stock	1,022	—	$83.49	December 2014 and January 2015
Common stock	960	—	$145.90	December 2015
Common stock	2,047	—	$149.09	July 2015
Common stock	30,192	—	$154.05	July 2015
Common stock	2,012	—	$298.17	December 2014 and November 2015

Total	7,442,443	3,269,124

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, 3.34 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 25,000 shares of common stock and 12,500 warrants to purchase one share of common stock at an exercise price of $2.60, expiring in August and September 2018.

The warrants expiring in June and August 2014 were originally issued in June and August 2009 with an exercise price of $198.78 and entitled the holders thereof to purchase an aggregate of 17,609 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $77.52 and entitled the holders thereof to purchase an aggregate of 45,152 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 7,740 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 37,412 warrants pursuant to their terms, such warrants, as of March 31, 2014, had an exercise price of $4.04 and entitled the holders thereof to purchase an aggregate of 717,905 shares.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $248.48 and entitled the holders thereof to purchase an aggregate of 9,722 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $83.49 and entitled the holders thereof to purchase an aggregate of 28,934 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 1,022 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 27,912 warrants pursuant to their terms, such warrants, as of March 31, 2014, had an exercise price of $4.22 and entitled the holders thereof to purchase an aggregate of 552,186 shares.

The Company records warrants and unit warrants with certain anti-dilution protection or certain cash settlement provisions as liabilities, with the estimated fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration date being calculated using the Black-Scholes valuation model, with all others being calculated using a Monte Carlo Simulation approach, using key input variables provided by management, at each reporting date. Changes in fair value are recorded as gains or losses on revaluation in non-operating income (expense).

The warrants expiring in August and September 2018 comprise 2,369,000 warrants issued in the 2013 Exchange and 3,417,129 and 342,250 issued in the initial and final closing, respectively, of the 2013 Private Placement. As the result of a provision contained in these warrants and the unit warrants that were issued in August and September 2013 that would have required cash settlement in certain rare circumstances, these securities were required to be classified as liabilities on the Company’s Consolidated Balance Sheet. In an effort to reduce the amount of such liabilities, which totaled approximately $8.7 million as of December 31, 2013, in March 2014 the Company began requesting holders of these warrants and unit warrants to consent to amendments to their terms to enable the Company to reclassify them as equity. By March 31, 2014, such consent had been received from the holders of 4,129,346 warrants and 22.54 unit warrants, and on that date the Company amended their terms such that the liability was settled. The fair value of the securities settled and reclassified as equity on that date was estimated to be $6,109,179, based on assumptions described below.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The total fair values of those warrants and unit warrants accounted for as liabilities as of March 31, 2014 and 2013, were estimated to be $2,822,372 and $225,764, respectively, using a closing stock price of $2.00 and $5.96, respectively, and based on the following assumptions:

	March 31, 2014	March 31, 2013

Risk-free interest rate	0.05% - 1.15%	0.05% - 0.18%
Expected remaining term	0.21 - 3.60 Years	0.14 - 1.39 Years
Expected volatility	89.00% - 110.83%	94.54% - 128.32%
Dividend yield	0%	0%

The aggregate fair value of such warrants and unit warrants at December 31, 2013 and 2012, was estimated to be $9,147,507 and $102,695, respectively. During the three months ended March 31, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $215,956 was recorded as a revaluation gain. During the three months ended March 31, 2013, the increase in the fair value of the warrant derivative liability of $123,069 was recorded as a revaluation loss (see Note 11).

Since March 31, 2014, holders of warrants and unit warrants with cash settlement provisions with an aggregate fair value of $1,216,420 as of that date have consented to amendments to their terms, which will enable the Company to reclassify these securities as equity in the three months ending June 30, 2014.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$2,822,372	$2,822,372

Total liabilities	$—	$—	$2,822,372	$2,822,372

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$9,147,507	$9,147,507

Total liabilities	$—	$—	$9,147,507	$9,147,507

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2014	$9,147,507	$—	$—	$—	$9,147,507
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	(215,956)	—	—	—	(215,956)
Settlements	(6,109,179)	—	—	—	(6,109,179)
Balance at March 31, 2014	$2,822,372	$—	$—	$—	$2,822,372

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2014	$233,810	$—	$—	$—	$233,810

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	123,069	(118,938)	1,476	588,110	593,717
Settlements	—	—	—	—	—
Balance at March 31, 2013	$225,764	$155,990	$1,212,385	$1,207,762	$2,801,901

Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2013	$(123,069)	$118,938	$(1,476)	$(588,110)	$(593,717)

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes, the conversion element of the Series B CPS and the Series A CPS derivative liabilities are discussed in Notes 10, 6, 7 and 7, respectively. The principal assumptions used, and their impact on valuations, are as follows:

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. The Company applies equal weighting to the Company’s own historic volatility and the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. Since the 2013 Exchange, the Company has applied a reduced weighting to its own historic volatility during the period in which it was highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock, Series A, B and C CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Common share equivalents issuable upon exercise of common stock options	322	765

Common share equivalents issuable upon exercise of unit warrants	42,327	—

Shares issuable upon vesting of restricted stock	—	2

Shares issuable upon conversion of Series 1 Convertible Preferred Stock	7,406,951	—

Shares issuable upon conversion of Series A CPS	—	285,174

Shares issuable upon conversion of Series B CPS	—	197,282

Shares issuable upon conversion of Series C CPS	—	32,536

Shares issuable upon conversion of MTDC Notes	2,258,415	—

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	—	322,648

Shares issuable upon conversion of convertible promissory notes	—	293,769

Total common share equivalents excluded from denominator for diluted earnings per share computation	9,708,015	1,132,176

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at March 31, 2014, or December 31, 2013.

Customers accounting for more than 10% of total revenues during the three months ended March 31, 2014 or 2013, are tabulated as follows:

	Three Months Ended March 31,
	2014		2013

Customer A	$209,626	15%	$—	—
Customer B	$164,336	12%	$83,723	47%
Customer C	$125,000	9%	$83,333	47%

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to our plans for sales growth and expectations of gross margin, expenses, new product introduction, integration and potential benefits of our recent business acquisition, and our liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “contemplate,” “predict,” “project,” “potential” or “continue” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2014, our accumulated deficit was $83,383,784. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Acquisition of Assets from IntegenX Inc.

In January 2014, we entered into an Asset Purchase Agreement with IntegenX Inc. (“IntegenX”), pursuant to which we acquired substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324TM instrument and the PrepXTM reagents (the “Apollo Business”). The purchase price for the Apollo Business comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note (the “IntegenX Note”), (3) up to three earn-out payments payable, if at all, in 2015, 2016 and 2017, respectively (the “Earnout”), and (4) our assumption of certain liabilities, including obligations to perform under contracts and liabilities for certain accrued but unpaid vacation for certain employees.

The IntegenX Note accrues interest at 8.0% per year and is payable in a single payment of principal and accrued interest on January 6, 2017. However if, prior to the IntegenX Note’s maturity, we complete an equity offering yielding net cash proceeds of at least $15.0 million, we will be required to prepay the IntegenX Note within 45 days of the closing of the equity offering. To secure our obligations under the IntegenX Note, we granted IntegenX a security interest in the assets acquired from them.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013

Revenue:
Product	$1,280,513	$95,154
License and royalty	125,000	83,333

Total revenue	1,405,513	178,487

Cost of product revenue	606,573	65,588

Gross profit	798,940	112,899

Operating expenses:
Sales and marketing	1,272,789	342,631
Research and development	1,366,997	1,402,080
General and administrative	811,535	660,648

Total operating expenses	3,451,321	2,405,359

Operating loss	(2,652,381)	(2,292,460)

Other income and (expenses):
Interest income	8	1,195
Interest expense	(103,327)	(880,538)
Gain (loss) on revaluation of derivative liabilities, net	215,956	(593,717)
Miscellaneous expense	(2,771)	(12,278)

Total other income and (expenses)	109,866	(1,485,338)

Net loss before provision for income taxes	(2,542,515)	(3,777,798)

Provision for income taxes	3,100	3,712

Net loss	$(2,545,615)	$(3,781,510)

Product Revenue

The following table presents our product revenue for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$1,280,513	$95,154	1,246%

For the three months ended March 31, 2014, product revenue increased by $1,185,359, or 1,246%, as compared to the three months ended March 31, 2013. The increase is primarily due to additional sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (launched in mid-2013) in the three months ended March 31, 2014, representing 48% of our product revenue. Sales from the newly-acquired Apollo Business accounted for 37% of our product revenue in the three months ended March 31, 2014, compared to none in the comparable 2013 period. There was also a significant increase in sales of our Real-Time PCR Chip panels, which represented 14% of revenue in the three months ended March 31, 2014 compared to 9% in the comparable 2013 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$125,000	$83,333	50%

For the three months ended March 31, 2014, license and royalty revenue increased by $41,667, or 50%, as compared to the three months ended March 31, 2013. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years. The increase reflects revenue recognition for one additional month in the three months ended March 31, 2014.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$606,573	$65,588	825%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2014, cost of product revenue increased by $540,985, or 825%, as compared to the three months ended March 31, 2013. The increase related primarily to the increase in product revenue, offset by the lower margin in the three months ended March 31, 2013, in which 88% of product revenue was generated by one low margin system sale.

Sales and Marketing

The following table presents our sales and marketing expenses for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$1,272,789	$342,631	271%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2014, sales and marketing expenses increased by $930,158, or 271%, as compared to the three months ended March 31, 2013. The increase resulted primarily from increases in headcount, largely due to our hiring employees from the Apollo Business, increased commissions due to increased revenue, amortization expense and the scale-up of marketing activities, including one trade show.

We expect our sales and marketing expenses for the remainder of 2014 to remain at a similar level to that of the first quarter.

Research and Development

The following table presents our research and development expenses for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$1,366,997	$1,402,080	(3)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2014, research and development expenses decreased $35,083, or 3%, as compared to the three months ended March 31, 2013. The decrease resulted primarily from reductions in the costs of depreciation and expensed materials and reagents, offset by increases in headcount, most notably due to our hiring employees from the Apollo Business.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$811,535	$660,648	23%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2014, general and administrative expenses increased $150,887, or 23%, as compared to the three months ended March 31, 2013. The increase resulted primarily from increases in professional fees, mostly related to the acquisition of the Apollo Business and investor relations.

Should the Company’s proposed increase of 3,000,000 shares available for award under our 2008 Stock Incentive Plan be approved at our Annual Stockholders’ Meeting scheduled for May 29, 2014, our Chief Executive Officer will become entitled to receive approximately 850,000 stock options, vesting over three years commencing on March 8, 2012, on that date. Based on a closing stock price of $1.80, this would entail recording a one-time, non-cash charge of approximately $800,000 in the three months ending June 30, 2014 (the charge being directly proportional to the closing stock price). This one-off charge aside, we expect our general and administrative expenses for the remainder of 2014 to remain at a similar level to that of the first quarter, although they may be adversely affected by legal and other professional services relating to fund-raising activities.

Interest Income

The following table presents our interest income for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$8	$1,195	(99)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended March 31, 2014, interest income decreased by $1,187, or 99%, as compared to the three months ended March 31, 2013. The decrease was mainly due to the absence of cash invested in interest-bearing accounts in Malaysia, with banks in the U.S. paying negligible interest in both periods.

Interest Expense

The following table presents interest expense for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$103,327	$880,538	(88)%

For the three months ended March 31, 2014, interest expense decreased $777,211, or 88%, as compared to the three months ended March 31, 2013. The decrease was due to the absence of charges for 5% interest and amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement and converted into equity securities on August 27, 2013. This decrease was offset by interest on the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), and on the IntegenX Note. Both are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. We expect that the 8% interest on the IntegenX Note, along with the amortization charges, will result in interest expense of approximately $450,000 in 2014, with increased expense in 2015 and subsequent years.

Gain (Loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$215,956	$(593,717)	N/A

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection and, until the time of their settlement in 2013, upon the exchange of Series A and Series B Convertible Preference Shares (“CPS”) of WGBM, and under the conversion element of our CPNs.

The net gain from revaluation of derivative liabilities for the three months ended March 31, 2014, was $215,956, compared to a net loss of $593,717 for the three months ended March 31, 2013. Gains and losses are directly attributable to revaluations of all of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $2.00 on March 31, 2014, unchanged from December 31, 2013, and $5.96 on March 31, 2013, compared to $2.98 on December 31, 2012. The gain in the 2014 period arose principally due to the decrease in remaining term, whereas in the 2013 period the loss was caused principally by the increase in our stock price. With the present number of outstanding warrants accounted for as liabilities, at our closing stock price of $2.00 on March 31, 2014, an increase in our share price of $0.10 would generate a revaluation loss of approximately $200,000; conversely, a decrease in our share price of $0.10 would generate a revaluation gain of approximately $200,000.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Expense

The following table presents miscellaneous expense for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$2,771	$12,278	(77)%

For the three months ended March 31, 2014, we recorded miscellaneous expense of $2,771, compared to an expense of $12,278 for the three months ended March 31, 2013. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which, until it was dissolved in November 2013, arose mainly in WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM had a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreased against the dollar, income was recorded, whereas if it increased against the dollar, an expense was recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies. Following the liquidation of WGBM, miscellaneous income and expense is not expected to be significant in future periods.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,
2014	2013	% Change

$3,100	$3,712	(16)%

For the three months ended March 31, 2014 and 2013, we recorded a charge of $3,100 and $3,712, respectively, for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of May 12, 2014, comprised 42 regular employees, 41 of whom were employed full-time, compared to 28 regular employees as of December 31, 2013, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through March 31, 2014, we have raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our now-dissolved Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement, and $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement. We also had, as of March 31, 2014, MTDC Notes with a principal amount of $5,200,000 and the IntegenX Note with a stated value of $1,273,611 outstanding. As of March 31, 2014, we had $6,418,685 in unrestricted cash and cash equivalents, and working capital of $5,399,984.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2014 and 2013, in the amounts of $2,204,839 and $1,745,601, respectively. The cash used in operating activities in the three months ended March 31, 2014, was due to cash used to fund a net loss of $2,545,615, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gains on revaluation of derivative liabilities, inventory provision, interest converted to principal on long-term debt and amortization of debt discount totaling $81,673, and cash provided by a change in working capital of $259,103. The cash used in operating activities in the three months ended March 31, 2013, was due to cash used to fund a net loss of $3,781,510, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, losses on revaluation of derivative liabilities, inventory provision, interest converted to principal on convertible promissory notes and amortization of debt discount totaling $1,758,328, and cash provided by a change in working capital of $277,581. The increase in cash used in the three months ended March 31, 2014, compared to 2013, was driven primarily by the increase in the net operating loss from $2,292,460 to $2,652,381.

Net Cash Used in Investing Activities

We used $85,122 in the three months ended March 31, 2014, and $20,713 in the three months ended March 31, 2013, to acquire property and equipment. Further, in the three months ended March 31, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

There were no financing activities in the three months ended March 31, 2014 or 2013.

Availability of Additional Funds

We believe funds available at March 31, 2014, along with our revenue, will fund our operations into the fourth quarter of 2014. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into the fourth quarter of 2014, we expect that additional capital will be needed to sustain our operations and repay our outstanding debt obligations thereafter. We may be unable to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary and, prior to its liquidation, WaferGen Biosystems (M) Sdn. Bhd., our Malaysian subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

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

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers and dispensers and Apollo systems. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on the Company’s closing share price on the measurement date. Amounts expensed with respect to options were $54,061 and $104,718, net of estimated forfeitures, for the three months ended March 31, 2014 and 2013, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants. There were no options granted during the three months ended March 31, 2014 or 2013.

The grant date fair value of options are estimated using the following assumptions:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected term of the options on the measurement date. Since the 2013 Exchange, we have applied a reduced weighting to our own historic volatility during the period in which we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Our derivatives are revalued at each balance sheet date, and at the time of issuance and settlement, and are estimated using the following assumptions:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. Since the 2013 Exchange, the Company has applied a reduced weighting to its own historic volatility during the period in which it was highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first quarter of 2014, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”)’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses as of March 31, 2014:

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

Both of these material weaknesses were originally reported in our Quarterly Report on Form 10-Q/A for the period ended September 30, 2013, filed with the SEC on February 12, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, we designed and implemented procedures to address both of the material weaknesses referred to above. While we believe these procedures are effective, they have not yet been operating for a sufficient period to enable us to conclude that these material weaknesses have been remediated.

Other than the implementation of these new procedures, there was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 14, 2014, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In satisfaction of $4,650 of obligations that we owed to WNB Consulting LLC (“WNB”), in March 2014 we issued 2,325 unregistered shares of common stock to WNB.

In January 2014, we entered into an agreement with ProActive Capital Resources Group LLC (“ProActive”), pursuant to which we became obligated to issue ProActive 6,000 shares of common stock as part of the consideration payable to ProActive.  We issued the 6,000 shares of common stock to ProActive in March 2014.

The securities sold to WNB and ProActive were not, prior to their issuance, registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) or Regulation S under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 13, 2014

By: /s/ STEPHEN BAKER
Stephen Baker
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Asset Purchase Agreement dated January 6, 2014, by and between Wafergen, Inc. and IntegenX Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed January 27, 2014)

10.1	Secured Promissory Note dated January 6, 2014 issued by Wafergen, Inc. to IntegenX Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 6, 2014)

10.2	Security Agreement dated January 6, 2014 by and between Wafergen, Inc. and IntegenX Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 6, 2014)

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.

__________

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