Form 10-Q
period 2014-06-30
WaferGen Bio-systems, Inc.
filed 2014-08-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant had 937,719 shares of common stock outstanding as of August 12, 2014.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,521,549	$10,708,646
Accounts receivable	1,622,301	367,266
Inventories	839,808	292,650
Prepaid expenses and other current assets	417,033	350,540

Total current assets	6,400,691	11,719,102

Property and equipment, net	368,488	269,618
Goodwill	990,000	—
Intangible assets, net	1,611,000	—
Other assets	42,209	42,209

Total assets	$9,412,388	$12,030,929

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,798,746	$980,887
Accrued payroll and related costs	467,527	289,053
Other current liabilities	903,392	1,143,335

Total current liabilities	3,169,665	2,413,275

Long-term debt, net of discount	2,996,424	1,683,942
Derivative liabilities	952,172	9,147,507
Other liabilities	576,276	—

Total liabilities	7,694,537	13,244,724

Commitments and contingencies (Note 14)	––	––

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 2,870.2887 and 2,944.7080 shares of Series 1 Convertible Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013	13,252,070	13,595,662
Common Stock: $0.001 par value; 300,000,000 shares authorized; 937,719 and 911,256 shares issued and outstanding at June 30, 2014 and December 31, 2013	73,952,977	66,028,712
Accumulated deficit	(85,487,196)	(80,838,169)

Total stockholders’ equity (deficit)	1,717,851	(1,213,795)

Total liabilities and stockholders’ equity (deficit)	$9,412,388	$12,030,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Product	$1,608,908	$121,248	$2,889,421	$216,402
License and royalty	125,000	125,000	250,000	208,333

Total revenue	1,733,908	246,248	3,139,421	424,735

Cost of product revenue	758,408	76,780	1,364,981	142,368

Gross profit	975,500	169,468	1,774,440	282,367

Operating expenses:
Sales and marketing	1,364,200	609,296	2,636,989	951,927
Research and development	1,472,886	1,263,267	2,839,883	2,665,347
General and administrative	1,289,508	564,770	2,101,043	1,225,418

Total operating expenses	4,126,594	2,437,333	7,577,915	4,842,692

Operating loss	(3,151,094)	(2,267,865)	(5,803,475)	(4,560,325)

Other income and (expenses):
Interest income	19	892	27	2,087
Interest expense	(109,155)	(1,092,091)	(212,482)	(1,972,629)
Gain (loss) on revaluation of derivative liabilities, net	1,158,240	115,237	1,374,196	(478,480)
Miscellaneous income (expense)	(1,422)	79,621	(4,193)	67,343

Total other income and (expenses)	1,047,682	(896,341)	1,157,548	(2,381,679)

Net loss before provision for income taxes	(2,103,412)	(3,164,206)	(4,645,927)	(6,942,004)

Provision for income taxes	—	(1,051)	3,100	2,661

Net loss	(2,103,412)	(3,163,155)	(4,649,027)	(6,944,665)

Accretion on Series A and B convertible preference shares of subsidiary associated with premium	—	(2,489,899)	—	(2,489,899)
Series A-1 preferred dividend	—	(209,268)	—	(415,952)

Net loss attributable to common stockholders	$(2,103,412)	$(5,862,322)	$(4,649,027)	$(9,850,516)

Net loss per share – basic and diluted	$(2.28)	$(139.79)	$(5.07)	$(234.89)

Shares used to compute net loss per share – basic and diluted	921,762	41,937	916,588	41,937

Comprehensive Loss:

Net loss	$(2,103,412)	$(3,163,155)	$(4,649,027)	$(6,944,665)

Foreign currency translation adjustments	—	(85,571)	—	(98,050)

Total comprehensive loss	$(2,103,412)	$(3,248,726)	$(4,649,027)	$(7,042,715)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,649,027)	$(6,944,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435,952	409,777
Stock-based compensation	759,534	182,785
(Gain) loss on revaluation of derivative liabilities, net	(1,374,196)	478,480
Interest converted to principal on convertible promissory notes	48,611	416,009
Provision for excess and obsolete inventory	(645,886)	15,717
Amortization of debt discount	163,871	1,462,145
Change in operating assets and liabilities:
Accounts receivable	(1,255,035)	273,182
Inventories	659,934	(37,275)
Prepaid expenses and other assets	(66,493)	(43,629)
Accounts payable	817,859	161,707
Accrued payroll and related costs	114,474	54,095
Other accrued expenses	(73,667)	409,922

Net cash used in operating activities	(5,064,069)	(3,161,750)

Cash flows from investing activities:
Purchase of property and equipment	(123,028)	(34,347)
Acquisition of business	(2,000,000)	—

Net cash used in investing activities	(2,123,028)	(34,347)

Effect of exchange rates on cash	—	(96,658)

Net decrease in cash and cash equivalents	(7,187,097)	(3,292,755)

Cash and cash equivalents at beginning of the period	10,708,646	6,328,753

Cash and cash equivalents at end of the period	$3,521,549	$3,035,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$4,341
Cash paid for income taxes	$3,100	$18,582
Cash (received) for income taxes	$—	$(1,051)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of promissory note, net of debt discount, in business acquisition	$1,100,000	$—
Initial valuation of revenue earn-out contingency in business acquisition	$410,000	$—
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$6,821,139	$—
Inventory transferred to property and equipment	$44,794	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sales of systems for gene expression quantification, genotyping and stem cell research. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through its SmartChip and Apollo product lines, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

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

On June 30, 2014, the Company effected a reverse stock split of its common stock by a ratio of one-for-ten (the “2014 Reverse Split”). Every ten outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the 2014 Reverse Split. Stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock. The 2014 Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The 2013 Reverse Split and the 2014 Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the combined impact of the one-for-99.39 2013 Reverse Split and the one-for-ten 2014 Reverse Split on a retroactive basis.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Going Concern. – The Company’s condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $108,025 and $69,494 in the three months ended June 30, 2014 and 2013, respectively, and $172,540 and $149,590 in the six months ended June 30, 2014 and 2013, respectively, which were offset against operating expenses in the statement of operations.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Further, ASU 2014-09 will require companies to make additional disclosures. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, and will become effective for the Company beginning on January 1, 2017, with early adoption not permitted. ASU 2014-09 allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining the method of adoption and its impact on the Company’s consolidated financial condition and results of operations.

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

The contingent consideration arrangement requires the Company to pay IntegenX a percentage of revenues, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. This is measured as a Level 3 fair value liability.

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
__________

(1)
Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is attributable primarily to expected synergies and the assembled workforce. All of the goodwill is expected to be deductible for income tax purposes except to the extent that it arose due to an over-estimate of contingent earn-out payments.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, the Company incurred and expensed costs directly related to this acquisition totaling approximately $140,000, of which nil and $95,000 was incurred in the three and six months ended June 30, 2014, respectively, and are included in general and administrative expenses in the condensed consolidated statement of operations.

Selected amounts related to the Apollo Business included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2014, are as follows:

	Period Ended June 30,
	Three Months	Six Months

Revenue	$582,785	$1,063,122

Net loss	$(568,000)	$(1,253,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of WaferGen Bio-systems, Inc. and subsidiaries with those of the Apollo Business as though these entities were combined as of January 1, 2013. The results of the Apollo Business for the three and six months ended June 30, 2013, are based on the actual historic quarterly allocations of the Abbreviated Financial Statements prepared for the year ended December 31, 2013, and for the three and six months ended June 30, 2014, are based on the Company’s results of operations, adjusted for estimated operating expenses in the five days prior to the acquisition. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the additional charges for interest expense on acquisition-related borrowing, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2013.

This unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenue	$1,733,908	$1,191,979	$3,139,421	$1,923,189

Net loss	$(2,095,338)	$(3,442,957)	$(4,549,713)	$(7,663,415)

Net loss per share - basic and diluted	$(2.27)	$(146.46)	$(4.96)	$(252.03)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2013.

NOTE 4.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Raw materials	$77,256	$125,068

Work in process	68,391	46,974

Finished goods	694,161	120,608

Inventories	$839,808	$292,650

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the six months ended June 30, 2014, were as follows:

Balance at January 1, 2014	$—

Additions (see Note 3)	990,000

Balance at June 30, 2014	$990,000

Other intangible assets as of June 30, 2014, consist of:

	Gross	Net	Intangible
	Carrying	Accumulated	Assets
	Amount	Amortization

Purchased technology	$360,000	$50,000	$310,000
Customer lists and trademarks	1,500,000	199,000	1,301,000

Total as of June 30, 2014	$1,860,000	$249,000	$1,611,000

The estimated future amortization expenses by fiscal year are as follows:

Year ending December 31,
2014 (six months remaining)	$248,900
2015	449,900
2016	421,000
2017	313,900
2018	148,500
Thereafter	28,800

Total amortization	$1,611,000

Intangible asset amortization expense was $124,500 and nil for the three months ended June 30, 2014 and 2013, respectively, and $249,000 and nil for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6.  Long Term Obligations

On May 27, 2011, the Company sold convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 Convertible Preferred Stock (see Note 8) at a price of $5.70 per share, with each 99.39 shares being convertible into one share of common stock. The CPNs were sold along with Series A-1 Convertible Preferred Stock and warrants for aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037. Interest on the CPNs accrued at a rate of 5% per annum, and could either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

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

The fair value of this derivative liability had diminished to nil by the time of the 2013 Exchange. The fair value of this derivative liability at June 30, 2013 and December 31, 2012, was estimated to be $439 and $274,928, respectively, using a closing stock price of $39.76 and $29.82, respectively, and based on the following assumptions:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2013	December 31, 2012

Risk-free interest rate	0.03%	0.13%
Remaining contractual term	1.41 Years	1.91 Years
Expected volatility	148.74%	126.91%
Dividend yield	0%	0%

The decrease in the fair value of this derivative liability of $274,489 during the six months ended June 30, 2013, was recorded as a revaluation gain (see Note 11).

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

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

MTDC Notes Payable:
Face value	$5,200,000	$5,200,000
Debt discount, net of accumulated amortization of $176,859 and $27,258 at June 30, 2014 and December 31, 2013, respectively	3,366,457	3,516,058

Notes payable, net of debt discount	$1,833,543	$1,683,942

At any time prior to their maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $13.08 in the 30 days preceding June 30, 2014, the MTDC Notes could have been settled by issuing 397,554 shares of the Company’s common stock.

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

The IntegenX Note was recorded using an effective interest rate of 11.60% and is summarized as follows at June 30, 2014 and January 6, 2014:

	June 30, 2014	January 6, 2014

IntegenX Notes Payable:
Face value	$1,250,000	$1,250,000
Interest added to principal	48,611	—
Stated value	1,298,611	1,250,000
Debt discount, net of accumulated amortization of $14,270 and nil at June 30 and January 6, 2014, respectively	135,730	150,000

Notes payable, net of debt discount	$1,162,881	$1,100,000

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Convertible Preference Shares of Former Subsidiary

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

The holders of Series B CPS had the right to cause the Company to exchange their CPS for common stock of the Company at an exchange rate of US$2,236.30 per share of common stock, provided that if during the 10-day trading period immediately prior to the holder’s exercise notice the average closing price of the Company’s common stock was less than US$2,630.90, then the holder could exchange CPS at an exchange rate equal to 85% of such 10-day average closing price. Since this afforded the holders the right to receive a variable number of shares of the Company’s common stock, this feature was not indexed to the Company’s equity and was therefore accounted for as a derivative liability, with the estimated fair value being calculated at each reporting date using a Monte Carlo Simulation approach, using key input variables provided by management, with changes in fair value recorded as gains or losses on revaluation in non-operating income (expense).

Series B CPS derivative liability fair values at June 30, 2013 and December 31, 2012, were estimated to be $1,213,727 and $1,210,909, respectively, using a closing stock price of $39.76 and $29.82, respectively, and based on the following assumptions:

	June 30, 2013	December 31, 2012

Risk-free interest rate	0.11%	0.16%
Expected remaining term	0.61 Years	1.00 Years
Expected volatility	135.80%	125.53%
Dividend yield	0%	0%

The increase in the fair value of this derivative liability of $2,818 during the six months ended June 30, 2013, was recorded as a revaluation loss (see Note 11).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The holders of Series A CPS had the right to redeem their shares for cash (or, at the Company’s option, shares of Company common stock at an Applicable Stock Price (“ASP”), calculated as 85% of the average closing price of that stock during the 10-day trading period immediately prior to MTDC’s exercise notice) in the amount originally invested in USD plus a premium of 8%, compounded annually. In addition, the ASP was subject to a ceiling of $1,540.55 and a floor of $99.39. Since this afforded the holders the right to receive a variable number of shares of the Company’s common stock, this feature caused the Series A CPS to not be indexed to the Company’s equity. As a result, the Company recognized this right as an embedded derivative requiring bifurcation and the host instrument (the Series A CPS absent this option) as part of temporary equity.

The Series A CPS derivative liability fair values at June 30, 2013 and December 31, 2012, were estimated to be $770,641 and $619,652, respectively, using a closing stock price of $39.76 and $29.82, respectively, and based on the following assumptions:

	June 30, 2013	December 31, 2012

Risk-free interest rate	0.02% - 0.08%	0.11% - 0.15%
Expected remaining term	0.11 - 0.41 Years	0.55 - 0.90 Years
Expected volatility	111.30 - 123.77%	123.55 - 127.94%
Dividend yield	0%	0%

The increase in the fair value of this derivative liability of $150,989 during the six months ended June 30, 2013, was recorded as a revaluation loss (see Note 11).

On March 10, 2011, WGBM received $5,000,000, less issuance costs totaling $6,272, in exchange for the issuance of 3,233,734 Series C convertible preference shares (“CPS”) to MTDC, in a private placement at the U.S. dollar equivalent of $1.5462 per share, representing the first subscription under a Share Subscription Agreement dated December 14, 2010, (“Series C SSA”) to sell 3,233,734 Series C CPS at an initial closing and, should MTDC so elect within 36 months of the initial closing, to sell 1,077,911 shares of Series C CPS at a subsequent closing at the U.S. dollar equivalent of US$2.3193 per share. MTDC could also elect to convert their Series C CPS into ordinary shares of the subsidiary, WGBM, at any time, at a conversion rate of one ordinary share per 100 CPS. Each 993.9 Series C CPS issued at the initial closing was convertible into one share of the Company on April 3, 2014, and each 993.9 Series C CPS issued at the subsequent closing was convertible into one share of the Company on the anniversary of that closing, but the Series C was convertible at any earlier date following each closing at MTDC’s option.

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

On August 27, 2013, the Company issued 2,987.0168 shares of Series 1 Convertible Preferred Stock in exchange for CPNs (see Note 6) and Series A-1 Convertible Preferred Stock (see below) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in a private placement (the “2013 Private Placement”). Of the 3,633.0519 shares of Series 1 Convertible Preferred Stock, 762.7632 have been converted into 191,861 shares of common stock and 2,870.2887 remain outstanding as of June 30, 2014.

Effective May 26, 2011, the Company designated 4,500,000 shares as Series A-1 Convertible Preferred Stock and 4,500,000 shares as Series A-2 Convertible Preferred Stock (together, the “Series A Preferred Stock”). Each 99.39 shares of Series A Preferred Stock was convertible into one share of common stock, subject to an ownership cap, and entitled the holder to receive dividends, as, when and if declared by the Company’s Board of Directors, at an annual rate of 5% of the stated value per share of the respective series. Such dividends accrued, compounding quarterly, and

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

accumulated on each share of Series A Preferred Stock from the date of issuance, whether or not declared, until November 27, 2014, when the right to further dividends would cease. The Series A Preferred Stock had no voting rights, and in the event of liquidation ranked senior to common stock.

Effective May 27, 2011, the Company sold an aggregate of 2,937,500 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. $209,268 and $415,952 was accrued with respect to undeclared dividends in the three and six months ended June 30, 2013, respectively. All of the Series A-1 Convertible Preferred Stock was exchanged for common stock and Series 1 Convertible Preferred Stock in the 2013 Exchange, following which the Company retired all of the Series A Preferred Stock, none of which remains issued and outstanding and none will be issued in the future.

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

The Company presently issues awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. This includes an amendment adopted by the Company’s stockholders on May 29, 2014, which increased the total number of shares authorized for issuance from 14,589 to 314,589. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

A summary of stock option and restricted stock transactions in the six months ended June 30, 2014, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2014	2,779	11,353	$353.92	—	$—
2008 Plan Amendment	300,000	—	$—	—	$—
Granted	(85,970)	79,558	$14.00	6,412	$14.00
Forfeited	241	(241)	$124.78	––	$––
Canceled	1,696	(1,729)	$215.62	––	$––

Balance at June 30, 2014	218,746	88,941	$53.12	6,412	$14.00

No options were exercised during the six months ended June 30, 2014 or 2013. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2014, was nil, based on our common stock closing price of $12.50. Aggregate

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2014 and 2013, was $9.86 and $37.24, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	1.43%	0.71%
Expected term	4.75 Years	4.75 Years
Expected volatility	93.89%	108.14%
Dividend yield	0%	0%

The amounts expensed for stock-based compensation totaled $687,660 and $77,983 for the three months ended June 30, 2014 and 2013, respectively, and $759,534 and $182,785 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $356,902. This cost is expected to be recognized over an estimated weighted average amortization period of 0.82 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 10.  Warrants

A summary of outstanding common stock warrants as of June 30, 2014, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	612,838	110,527	$26.00	August and September 2018
Common stock	28,242	28,242	$40.40	August 2014
Common stock	55,219	55,219	$42.20	December 2014 and January 2015
Common stock	154	—	$775.24	August 2014
Common stock	102	—	$834.88	December 2014
Common stock	96	—	$1,459.05	December 2015
Common stock	205	—	$1,490.85	July 2015
Common stock	3,019	—	$1,540.55	July 2015
Common stock	201	—	$2,981.70	December 2014 and November 2015

Total	700,076	193,988

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, 0.35 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 2,500 shares of common stock and 1,250 warrants to purchase one share of common stock at an exercise price of $26.00, expiring in August and September 2018.

The warrants expiring in August 2014 were originally issued in August 2009 with an exercise price of $1,987.80 and entitled the holders thereof to purchase an aggregate of 634 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $775.24 and entitled the holders thereof to purchase an aggregate of 1,626 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 154 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 1,472 warrants pursuant to their terms, such warrants, as of June 30, 2014, had an exercise price of $40.40 and entitled the holders thereof to purchase an aggregate of 28,242 shares.

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2,484.75 and entitled the holders thereof to purchase an aggregate of 972 shares. As a result

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $834.88 and entitled the holders thereof to purchase an aggregate of 2,893 shares. In connection with the May 2011 Private Placement, members of management with warrants to purchase a total of 102 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 2,791 warrants pursuant to their terms, such warrants, as of June 30, 2014, had an exercise price of $42.20 and entitled the holders thereof to purchase an aggregate of 55,219 shares.

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

The warrants expiring in August and September 2018 comprise 236,900 warrants issued in the 2013 Exchange and 341,713 and 34,225 issued in the initial and final closing, respectively, of the 2013 Private Placement. As the result of a provision contained in these warrants and the unit warrants that were issued in August and September 2013 that would have required cash settlement in certain rare circumstances, these securities were required to be classified as liabilities on the Company’s Consolidated Balance Sheet. In an effort to reduce the amount of such liabilities, which totaled approximately $8.7 million as of December 31, 2013, in March 2014 the Company began requesting holders of these warrants and unit warrants to consent to amendments to their terms to enable the Company to reclassify them as equity.

On March 31, 2014, the Company amended the terms of 412,933 warrants and 22.54 unit warrants such that the liability was settled, having received consent from their holders. The fair value of the securities settled and reclassified as equity on March 31, 2014, was estimated to be $6,109,179. On June 30, 2014, the Company amended the terms of a further 89,378 warrants and 2.99 unit warrants such that the liability was settled, having received consent from their holders after March 31, 2014. The fair value of the securities settled and reclassified as equity on June 30, 2014, was estimated to be $711,960, based on assumptions described below.

The total fair values of those warrants and unit warrants accounted for as liabilities as of June 30, 2014 and 2013, was estimated to be $952,172 and $701,857, respectively, using a closing stock price of $12.50 and $39.76, respectively, and based on the following assumptions:

	June 30, 2014	June 30, 2013

Risk-free interest rate	0.03% - 1.03%	0.13% - 0.19%
Expected remaining term	0.15 - 3.40 Years	0.77 - 1.19 Years
Expected volatility	103.32% - 123.85%	130.24% - 131.31%
Dividend yield	0%	0%

The aggregate fair value of such warrants and unit warrants at December 31, 2013 and 2012, was estimated to be $9,147,507 and $102,695, respectively. During the six months ended June 30, 2014, to the extent that it did not arise from settlements, a decrease in the fair value of the warrant derivative liability of $1,374,196 was recorded as a revaluation gain and during the six months ended June 30, 2013, an increase in the fair value of the warrant derivative liability of $599,162 was recorded as a revaluation loss (see Note 11).

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$952,172	$952,172

Total liabilities	$—	$—	$952,172	$952,172

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$9,147,507	$9,147,507

Total liabilities	$—	$—	$9,147,507	$9,147,507

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2014	$9,147,507	$—	$—	$—	$9,147,507
Issuances	—	—	—	—	—
Revaluation gains included in other income and expenses	(1,374,196)	—	—	—	(1,374,196)
Settlements	(6,821,139)	—	—	—	(6,821,139)
Balance at June 30, 2014	$952,172	$—	$—	$—	$952,172

Total gains included in other income and expenses attributable to liabilities still held as of June 30, 2014	$776,495	$—	$—	$—	$776,495

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	—	—	—	—	—
Revaluation (gains) losses included in other income and expenses	599,162	(274,489)	2,818	150,989	478,480
Settlements	—	—	—	—	—
Balance at June 30, 2013	$701,857	$439	$1,213,727	$770,641	$2,686,664

Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2013	$(599,163)	$274,489	$(2,818)	$(150,989)	$(478,481)

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

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A, B and C CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock, Series A, B and C CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2014 and 2013:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Common share equivalents issuable upon exercise of common stock options	2,365	64	3,406	70

Shares issuable upon vesting of restricted stock	2,325	—	1,169	—

Shares issuable upon conversion of Series 1 convertible preferred stock	731,027	—	735,834	—

Shares issuable upon conversion of Series A CPS	—	29,065	—	29,065

Shares issuable upon conversion of Series B CPS	—	29,592	—	29,592

Shares issuable upon conversion of Series C CPS	—	3,254	—	3,254

Shares issuable upon conversion of MTDC Notes	397,554	—	397,554	—

Shares issuable upon conversion of Series A-1 convertible preferred stock	—	32,562	—	32,360

Shares issuable upon conversion of convertible promissory notes	—	29,744	—	29,562

Total common share equivalents excluded from denominator for diluted earnings per share computation	1,133,271	124,281	1,137,963	123,903

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at June 30, 2014, or December 31, 2013.

Customers accounting for more than 10% of total revenues during the three or six months ended June 30, 2014 or 2013, are tabulated as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Customer A	$241,234	14%	$—	—	$241,234	8%	$—	—
Customer B	$224,536	13%	$—	—	$225,466	7%	$—	—
Customer C	$202,278	12%	$—	—	$213,476	7%	$—	—
Customer D	$182,070	10%	$—	–	$278,908	9%	$—	—
Customer E	$125,000	7%	$125,000	51%	$250,000	8%	$208,333	49%
Customer F	$—	—	$77,519	31%	$164,336	5%	$161,242	38%
Customer G	$50,311	3%	$26,870	11%	$183,425	6%	$26,870	6%

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. In August 2014, the plaintiff and Company agreed to an out-of-court settlement, with certain details to be finalized in a formal written agreement. The Company recorded an expense of $110,000 in the three months ended June 30, 2014, to increase the sum accrued to the amount of the out-of-court settlement. Related legal costs were expensed as incurred..

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2014 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sales of systems for gene expression quantification, genotyping and stem-cell research for the life sciences and pharmaceutical drug discovery industries. Most recently, our R&D efforts have been concentrated on the commercialization of the SmartChip Target Enrichment System. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of June 30, 2014, our accumulated deficit was $85,487,196. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

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

On June 30, 2014, we effected a reverse stock split of our common stock by a ratio of one-for-ten (the “2014 Reverse Split”). Every ten outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the 2014 Reverse Split. Stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock. The 2014 Reverse Split did not change the number of shares of common or preferred stock that we are authorized to issue, or the par value of our common or preferred stock.  Except as otherwise noted in this Quarterly Report on Form 10-Q, all share numbers are presented on a post-2014 Reverse Split basis.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Product	$1,608,908	$121,248	$2,889,421	$216,402
License and royalty	125,000	125,000	250,000	208,333

Total revenue	1,733,908	246,248	3,139,421	424,735

Cost of product revenue	758,408	76,780	1,364,981	142,368

Gross profit	975,500	169,468	1,774,440	282,367

Operating expenses:
Sales and marketing	1,364,200	609,296	2,636,989	951,927
Research and development	1,472,886	1,263,267	2,839,883	2,665,347
General and administrative	1,289,508	564,770	2,101,043	1,225,418

Total operating expenses	4,126,594	2,437,333	7,577,915	4,842,692

Operating loss	(3,151,094)	(2,267,865)	(5,803,475)	(4,560,325)

Other income and (expenses):
Interest income	19	892	27	2,087
Interest expense	(109,155)	(1,092,091)	(212,482)	(1,972,629)
Gain (loss) on revaluation of derivative liabilities, net	1,158,240	115,237	1,374,196	(478,480)
Miscellaneous income (expense)	(1,422)	79,621	(4,193)	67,343

Total other income and (expenses)	1,047,682	(896,341)	1,157,548	(2,381,679)

Net loss before provision for income taxes	(2,103,412)	(3,164,206)	(4,645,927)	(6,942,004)

Provision for income taxes	—	(1,051)	3,100	2,661

Net loss	$(2,103,412)	$(3,163,155)	$(4,649,027)	$(6,944,665)

Product Revenue

The following table presents our product revenue for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$1,608,908	$121,248	1,227%	$2,889,421	$216,402	1,235%

For the three months ended June 30, 2014, product revenue increased by $1,487,660, or 1,227%, as compared to the three months ended June 30, 2013. The increase is primarily due to additional sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (launched in mid-2013) in the three months ended June 30, 2014, representing 46% of our product revenue. Sales from the newly-acquired Apollo Business accounted for 36% of our product revenue in the three months ended June 30, 2014, compared to none in the comparable 2013 period. There was also a significant increase in sales of our Real-Time PCR Chip panels, which represented 17% of revenue in the three months ended June 30, 2014.

For the six months ended June 30, 2014, product revenue increased by $2,673,019, or 1,235%, as compared to the six months ended June 30, 2013. The increase is primarily due to additional sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (launched in mid-2013) in the six months ended June 30, 2014, representing 47% of our product revenue. Sales from the newly-acquired Apollo Business accounted for 37% of our product revenue in the six months ended June 30, 2014, compared to none in the comparable 2013 period. There was also a significant increase in sales of our Real-Time PCR Chip panels, which represented 16% of revenue in the six months ended June 30, 2014.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$125,000	$125,000	—	$250,000	$208,333	20%

For the three months ended June 30, 2014 and 2013, license and royalty revenue was unchanged at $125,000. For the six months ended June 30, 2014, license and royalty revenue increased by $41,667, or 20%, as compared to the six months ended June, 2013. The increase reflects revenue recognition for one additional month in the six months ended June 30, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table presents the cost of product revenue for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$758,408	$76,780	888%	$1,364,981	$142,368	859%

Cost of product revenue includes the cost of products paid to third party vendors, raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2014, cost of product revenue increased by $681,628, or 888%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, cost of product revenue increased by $1,222,613, or 859%, as compared to the six months ended June 30, 2013. The increase in both the three- and six-month periods ended June 30, 2014, related primarily to the increase in product revenue, offset by improved margins, partly caused by reductions in the provision for excess inventory.

Sales and Marketing

The following table presents sales and marketing expenses for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$1,364,200	$609,296	124%	$2,636,989	$951,927	177%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the three months ended June 30, 2014, sales and marketing expenses increased by $754,904, or 124%, as compared to the three months ended June 30, 2013. The increase resulted primarily from increases in headcount, largely due to our hiring employees from the Apollo Business, an additional expense recorded for an out-of-court settlement, increased commissions due to increased revenue, amortization expense and the scale-up of marketing activities.

For the six months ended June 30, 2014, sales and marketing expenses increased by $1,685,062, or 177%, as compared to the six months ended June 30, 2013. The increase resulted primarily from increases in headcount, largely due to our hiring employees from the Apollo Business, an additional expense recorded for an out-of-court settlement, increased commissions due to increased revenue, amortization expense and the scale-up of marketing activities, including one major trade show.

We expect sales and marketing expenses for the remainder of 2014 to remain at a similar level to that of the first two quarters.

Research and Development

The following table presents research and development expense for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$1,472,886	$1,263,267	17%	$2,839,883	$2,665,347	7%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2014, research and development expenses increased by $209,619, or 17%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, research and development expenses increased $174,536, or 7%, as compared to the six months ended June 30, 2013. The increase in both periods resulted primarily from increases in headcount, most notably due to our hiring employees from the Apollo Business and our new Chief Technology Officer, offset by reductions in the costs of depreciation and expensed materials and reagents.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents general and administrative expenses for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$1,289,508	$564,770	128%	$2,101,043	$1,225,418	71%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2014, general and administrative expenses increased $724,738, or 128%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, general and administrative expenses increased $875,625, or 71%, as compared to the six months ended June 30, 2013. The increase in both periods resulted primarily from recording a one-time, non-cash charge of approximately $600,000 related to stock options vesting over three years commencing on March 8, 2012, awarded to our Chief Executive Officer following our Annual Stockholders’ Meeting, and increases in consultancy costs.

Interest Income

The following table presents interest income for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$19	$892	(98)%	$27	$2,087	(99)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended June 30, 2014, interest income decreased by $873, or 98%, as compared to the three months ended June 30, 2013, and for the six months ended June 30, 2014, interest income decreased by $2,060, or 99%, as compared to the six months ended June 30, 2013. The decrease was mainly due to the absence of cash invested in interest-bearing accounts in Malaysia, with banks in the U.S. paying negligible interest in both periods.

Interest Expense

The following table presents interest expense for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$109,155	$1,092,091	(90)%	$212,482	$1,972,629	(89)%

For the three months ended June 30, 2014, interest expense decreased $982,936, or 90%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expense decreased $1,760,147, or 89%, as compared to the six months ended June 30, 2013. The decrease in both periods was due to the absence of charges for 5% interest and amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement and converted into equity securities on August 27, 2013. This decrease was offset by interest on the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), and on the IntegenX Note. Both are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. We expect that the 8% interest on the IntegenX Note, along with the amortization charges, will result in interest expense of approximately $450,000 in 2014, with increased expense in 2015 and subsequent years. However, if, prior to the maturity date of the IntegenX Note, we complete an equity offering in which we receive net proceeds of at least $15.0 million, we will be contractually required to repay the IntegenX Note early. Should this occur in the three months ending September 30, 2014, it would result in recording an immediate expense of approximately $140,000, offset by a reduction in future interest expense.

Gain (loss) on Revaluation of Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$1,158,240	$115,237	905%	$1,374,196	$(478,480)	N/A

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

The net gain from revaluation of derivative liabilities for the three months ended June 30, 2014, was $1,158,240, compared to a net gain of $115,237 for the three months ended June 30, 2013. The net gain from revaluation of derivative liabilities for the six months ended June 30, 2014, was $1,374,196, compared to a net loss of $478,480 for the six months ended June 30, 2013. Gains and losses are directly attributable to revaluations of all of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $12.50 on June 30, 2014, compared to $20.00 on both March 31, 2014 and December 31, 2013, and was $39.76 on June 30, 2013, compared to $59.63 on March 31, 2013, and $29.82 on December 31, 2012. The gain in both 2014 periods and in the three months ended June 30, 2013, arose principally due to the decrease stock price in the three months ended June 30. The loss in the six months ended June 30, 2013, was caused principally by the increase in our stock price and by changes in estimated impact of future funding on our warrants with anti-dilution protection. With the present number of outstanding warrants accounted for as liabilities, at our closing stock price of $12.50 on June 30, 2014, an increase in our share price of $1.00 would generate a revaluation loss of approximately $80,000; conversely, a decrease in our share price of $1.00 would generate a revaluation gain of approximately $80,000.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$(1,422)	$79,621	N/A	$(4,193)	$67,343	N/A

For the three months ended June 30, 2014, we recorded miscellaneous expense of $1,422, compared to income of $79,621 for the three months ended June 30, 2013. For the six months ended June 30, 2014, we recorded miscellaneous expense of $4,193, compared to income of $67,343 for the six months ended June 30, 2013. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which, until it was dissolved in November 2013, arose mainly in WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM had a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreased against the dollar, income was recorded, whereas if it increased against the dollar, an expense was recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies. Following the liquidation of WGBM, miscellaneous income and expense is not expected to be significant in future periods.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2014	2013	% Change	2014	2013	% Change

$—	$(1,051)	N/A	$3,100	$2,661	16%

For the three months ended June 30, 2014, we recorded no income tax expense, compared to a credit of $1,051 for the three months ended June 30, 2013, for U.S. state income taxes. For the six months ended June 30, 2014 and 2013, we recorded a charge of $3,100 and $2,661, respectively, for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of August 12, 2014, comprised 42 regular employees, 41 of whom were employed full-time, compared to 28 regular employees as of December 31, 2013, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through June 30, 2014, we have raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants, $8,842,256, net of offering costs, from the sale of CPS of our now-dissolved Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants in the May 2011 Private Placement, and $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement. We also had, as of June 30, 2014, MTDC Notes with a principal amount of $5,200,000 and the IntegenX Note with a stated value of $1,298,611 outstanding. As of June 30, 2014, we had $3,521,549 in unrestricted cash and cash equivalents, and working capital of $3,231,026.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2014 and 2013, in the amounts of $5,064,069 and $3,161,750, respectively. The cash used in operating activities in the six months ended June 30, 2014, was due to cash used to fund a net loss of $4,649,027, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on long-term debt, inventory provision and amortization of debt discount totaling $612,114, and cash provided by a change in working capital of $197,072. The cash used in operating activities in the six months ended June 30, 2013, was due to cash used to fund a net loss of $6,944,665, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net losses on revaluation of derivative liabilities, interest converted to principal on convertible promissory notes, inventory provision and amortization of debt discount totaling $2,964,913, and cash provided by a change in working capital of $818,002. The increase in cash used in the six months ended June 30, 2014, compared to 2013, was driven primarily by the increase in the net operating loss from $4,560,325 to $5,803,475, and the cash not yet provided by the increase in accounts receivable.

Net Cash Used in Investing Activities

We used $123,028 in the six months ended June 30, 2014, and $34,347 in the six months ended June 30, 2013, to acquire property and equipment. Further, in the six months ended June 30, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

There were no financing activities in the six months ended June 30, 2014 or 2013.

Availability of Additional Funds

We believe funds available at June 30, 2014, along with our revenue, are sufficient to fund our operations into the fourth quarter of 2014. To continue our operations thereafter, we expect we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our SmartChip products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities into the fourth quarter of 2014, we expect that additional working capital will be needed to sustain our operations and to repay our outstanding debt obligations thereafter. We are currently exploring various possible financing options that may be available to us, which may include a sale of our equity securities. We have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital when we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain needed capital we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and for restricted stock it is based on our closing share price on the measurement date. Amounts expensed with respect to options were $697,297 and $182,701, net of estimated forfeitures, for the six months ended June 30, 2014 and 2013, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2014 and 2013, was $9.86 and $37.24, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	1.43%	0.71%
Expected term	4.75 Years	4.75 Years
Expected volatility	93.89%	108.14%
Dividend yield	0%	0%

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first six months of 2014, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, we designed and implemented procedures to address the following material weaknesses:

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

During the quarter ended June 30, 2014, we assessed that these procedures have been operating effectively for a sufficient period to enable us to conclude that both of these material weaknesses have been remediated.

Other than the implementation of these new procedures, there was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued us for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. In August 2014, we agreed to an out-of-court settlement with the plaintiff, with certain details to be finalized in a formal written agreement. We recorded an expense of $110,000 in the three months ended June 30, 2014, to increase the sum accrued to the amount of the out-of-court settlement.

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 14, 2014, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: August 14, 2014

By: /s/ STEPHEN BAKER
Stephen Baker
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX
Exhibit
Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed on June 30, 2014)

10.1 †	Amendment to the WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement on Form PRE-14A filed on April 6, 2014)

10.2
Amendment dated as of June 27, 2014, to Lease Agreement by and between Wafergen, Inc. and LBA Realty Fund III-Company VII, LLC dated October 22, 2009 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on July 18, 2014)

10.3
Irrevocable Waiver of Board Rights Under Exchange Agreement dated as of August 27, 2013 by and among WaferGen Bio-systems, Inc. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on July 18, 2014)

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.

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