Form 10-Q
period 2014-09-30
WaferGen Bio-systems, Inc.
filed 2014-11-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Registrant had 5,870,793 shares of common stock outstanding as of November 10, 2014.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,328,471	$10,708,646
Accounts receivable	1,754,437	367,266
Inventories	953,336	292,650
Prepaid expenses and other current assets	528,991	350,540

Total current assets	20,565,235	11,719,102

Property and equipment, net	387,984	269,618
Goodwill	990,000	—
Intangible assets, net	1,486,600	—
Other assets	79,898	42,209

Total assets	$23,509,717	$12,030,929

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,897,688	$980,887
Accrued payroll and related costs	939,112	289,053
Other current liabilities	747,703	1,143,335

Total current liabilities	3,584,503	2,413,275

Long-term debt, net of discount	1,913,256	1,683,942
Derivative liabilities	362,836	9,147,507
Other liabilities	564,379	—

Total liabilities	6,424,974	13,244,724

Commitments and contingencies (Note 14)	––	––

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 0 and 2,944.7080 shares of Series 1 Convertible Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013	—	13,595,662
Common Stock: $0.001 par value; 300,000,000 shares authorized; 5,871,793 and 911,256 shares issued and outstanding at September 30, 2014 and December 31, 2013	105,352,474	66,028,712
Accumulated deficit	(88,267,731)	(80,838,169)

Total stockholders’ equity (deficit)	17,084,743	(1,213,795)

Total liabilities and stockholders’ equity (deficit)	$23,509,717	$12,030,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Product	$1,125,201	$264,547	$4,014,622	$480,949
License and royalty	125,000	125,000	375,000	333,333

Total revenue	1,250,201	389,547	4,389,622	814,282

Cost of product revenue	374,776	192,814	1,739,757	335,182

Gross profit	875,425	196,733	2,649,865	479,100

Operating expenses:
Sales and marketing	961,891	625,390	3,598,880	1,577,317
Research and development	1,909,310	1,581,449	4,749,193	4,246,796
General and administrative	1,132,418	1,217,899	3,233,461	2,443,317

Total operating expenses	4,003,619	3,424,738	11,581,534	8,267,430

Operating loss	(3,128,194)	(3,228,005)	(8,931,669)	(7,788,330)

Other income and (expenses):
Interest income	19	830	46	2,917
Interest expense	(107,464)	(848,464)	(319,946)	(2,821,093)
Gain on revaluation of derivative liabilities, net	589,336	623,613	1,963,532	145,133
Loss on extinguishment of debt	(128,546)	(4,970,410)	(128,546)	(4,970,410)
Issuance of warrants due to organic change	—	(2,553,318)	—	(2,553,318)
Miscellaneous income (expense)	(5,686)	167,952	(9,879)	235,295

Total other income and (expenses)	347,659	(7,579,797)	1,505,207	(9,961,476)

Net loss before provision for income taxes	(2,780,535)	(10,807,802)	(7,426,462)	(17,749,806)

Provision for income taxes	—	530	3,100	3,191

Net loss	(2,780,535)	(10,808,332)	(7,429,562)	(17,752,997)

Accretion on Series 1 Convertible Preferred Stock associated with beneficial conversion feature	—	(898,623)	—	(898,623)
Accretion on Series A and B convertible preference shares of subsidiary associated with premium	—	(408,651)	—	(2,898,550)
Series A-1 preferred dividend	—	(131,219)	—	(547,171)

Net loss attributable to common stockholders	$(2,780,535)	$(12,246,825)	$(7,429,562)	$(22,097,341)

Net loss per share – basic and diluted	$(1.02)	$(43.51)	$(4.87)	$(180.16)

Shares used to compute net loss per share – basic and diluted	2,727,810	281,466	1,526,963	122,657

Comprehensive Loss:

Net loss	$(2,780,535)	$(10,808,332)	$(7,429,562)	$(17,752,997)

Foreign currency translation adjustments	—	(175,686)	—	(273,736)

Total comprehensive loss	$(2,780,535)	$(10,984,018)	$(7,429,562)	$(18,026,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,429,562)	$(17,752,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633,049	560,220
Stock-based compensation	935,280	260,068
Gain on revaluation of derivative liabilities, net	(1,963,532)	(145,133)
Interest converted to principal on long-term debt	68,219	547,866
Provision for excess and obsolete inventory	(682,632)	492
Amortization of debt discount	250,768	2,094,335
Loss on extinguishment of debt	128,546	4,970,410
Issuance of warrants due to organic change	—	2,553,318
Change in operating assets and liabilities:
Accounts receivable	(1,387,171)	(41,854)
Inventories	583,152	131,151
Prepaid expenses and other assets	(216,140)	99,589
Accounts payable	916,801	248,105
Accrued payroll and related costs	586,059	1,055,332
Other accrued expenses	(241,253)	490,692

Net cash used in operating activities	(7,818,416)	(4,928,406)

Cash flows from investing activities:
Purchase of property and equipment	(215,221)	(41,906)
Acquisition of business	(2,000,000)	—

Net cash used in investing activities	(2,215,221)	(41,906)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants (and Series 1 Convertible Preferred Stock in 2013 only)	17,971,681	13,393,162
Repayment of promissory note	(1,318,219)	—

Net cash provided by financing activities	16,653,462	13,393,162

Effect of exchange rates on cash	—	(268,562)

Net increase in cash and cash equivalents	6,619,825	8,154,288

Cash and cash equivalents at beginning of the period	10,708,646	6,328,753

Cash and cash equivalents at end of the period	$17,328,471	$14,483,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$69,178	$4,341
Cash paid for income taxes	$3,100	$26,182
Cash (received) for income taxes	$—	$(1,051)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of promissory note, net of debt discount, in business acquisition	$1,100,000	$—
Initial valuation of revenue earn-out contingency in business acquisition	$410,000	$—
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$6,821,139	$—
Inventory transferred to property and equipment	$44,794	$—
Exchange of convertible promissory notes for common stock and Series 1 Convertible Preferred Stock	$—	$6,035,360
Exchange of Series A-1 Convertible Preferred Stock for common stock and Series 1 Convertible Preferred Stock	$—	$9,838,569
Issuance of warrants to underwriters and placement agents	$395,766	$1,147,021
Accretion on Series 1 Convertible Preferred Stock associated with beneficial conversion feature	$—	$898,623

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

On August 27, 2014, the Company completed a public offering (the “2014 Public Offering”) of 2,000 Units (the “Units”) for $10,000 per Unit, with each Unit consisting of 2,000 shares of the Company’s common stock and 2,000 warrants to purchase one share of common stock. In aggregate, the Company issued 4,000,000 shares of its common stock (excluding 600,000 shares of common stock sold by certain stockholders to the underwriters) and 4,600,000 warrants to purchase shares of its common stock (inclusive of 600,000 shares of common stock sold by the Company from the full exercise of the overallotment option of warrants granted to the underwriters). Subject to certain ownership limitations, the warrants are exercisable at any time within five years of their issuance date at an exercise price of $5.00 per share. The total gross proceeds from the offering to the Company were $20,000,006. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $18.0 million.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company retained underwriters in connection with the 2014 Public Offering, and pursuant to the terms of an underwriting agreement, the Company paid the underwriters an aggregate fee totaling approximately $1,675,000. In addition, the Company issued the underwriters 120,000 warrants at the closing of the 2014 Offering, each warrant entitling the holder to purchase one share of common stock for $6.25 at any time within five years of their issuance date. The fair value of the warrants issued on August 27, 2014, was estimated to be $395,766, using a closing stock price of $4.60 and assumptions including estimated volatility of 108.07%, a risk-free interest rate of 1.48%, a zero dividend rate and an estimated remaining term of 4.50 years. This estimated fair value was recorded in offering costs.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $161,981 and $86,577 in the three months ended September 30, 2014 and 2013, respectively, and $334,521 and $236,167 in the nine months ended September 30, 2014 and 2013, respectively, which were offset against operating expenses in the statement of operations.

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

In May 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will add guidance to U.S. GAAP that is presently available only in auditing standards, and provides clarification of such guidance. ASU 2014-15 is effective for annual periods ending after December 16, 2016, with early adoption permitted, and will become effective for the Company for the year ending December 31, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In addition, the Company incurred and expensed costs directly related to this acquisition totaling approximately $140,000, of which nil and $95,000 was incurred in the three and nine months ended September 30, 2014, respectively, and are included in general and administrative expenses in the condensed consolidated statement of operations.

Selected amounts related to the Apollo Business included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2014, are as follows:

	Period Ended September 30,
	Three Months	Nine Months

Revenue	$520,085	$1,583,207

Net loss	$(665,000)	$(1,918,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of WaferGen Bio-systems, Inc. and subsidiaries with those of the Apollo Business as though these entities were combined as of January 1, 2013. The results of the Apollo Business for the three and nine months ended September 30, 2013, are based on the actual historic quarterly allocations of the Abbreviated Financial Statements prepared for the year ended December 31, 2013, and for the three and nine months ended September 30, 2014, are based on the Company’s results of operations, adjusted for estimated operating expenses in the five days prior to the acquisition. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the additional charges for interest expense on acquisition-related borrowing, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2013.

This unaudited pro forma information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenue	$1,250,201	$907,617	$4,389,622	$2,830,806

Net loss	$(2,651,152)	$(11,216,243)	$(7,200,865)	$(18,879,658)

Net loss per share - basic and diluted	$(0.97)	$(44.96)	$(4.72)	$(189.34)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition taken place on January 1, 2013.

NOTE 4.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Raw materials	$63,800	$125,068

Work in process	169,067	46,974

Finished goods	720,469	120,608

Inventories	$953,336	$292,650

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the nine months ended September 30, 2014, were as follows:

Balance at January 1, 2014	$—

Additions (see Note 3)	990,000

Balance at September 30, 2014	$990,000

Other intangible assets as of September 30, 2014, consist of:

	Gross	Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Purchased technology	$360,000	$75,000	$285,000
Customer lists and trademarks	1,500,000	298,400	1,201,600

Total as of September 30, 2014	$1,860,000	$373,400	$1,486,600

The estimated future amortization expenses by fiscal year are as follows:

Year ending December 31,
2014 (three months remaining)	$124,500
2015	449,900
2016	421,000
2017	313,900
2018	148,500
Thereafter	28,800

Total amortization	$1,486,600

Intangible asset amortization expense was $124,400 and nil for the three months ended September 30, 2014 and 2013, respectively, and $373,400 and nil for the nine months ended September 30, 2014 and 2013, respectively.

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

The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928. It had diminished to nil by the time of the 2013 Exchange. The decrease in the fair value of this derivative liability of $274,928 during the nine months ended September 30, 2013, was recorded as a revaluation gain (see Note 11).

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

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

MTDC Notes Payable:
Face value	$5,200,000	$5,200,000
Debt discount, net of accumulated amortization of $256,572 and $27,258 at September 30, 2014 and December 31, 2013, respectively	3,286,744	3,516,058

Notes payable, net of debt discount	$1,913,256	$1,683,942

At any time prior to their maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $4.4075 in the 30 days preceding September 30, 2014, the MTDC Notes could have been settled by issuing 1,179,807 shares of the Company’s common stock.

As part of the consideration for the Apollo Business (see Notes 1 and 3), the Company issued a $1.25 million secured promissory note to IntegenX (the “IntegenX Note”), due on January 6, 2017 (the “Maturity Date”). The IntegenX Note earned simple interest at 8% per annum over its three year term, payable on the Maturity Date. It was repayable early without premium or penalty at the Company’s option at any time and it had to be repaid within 45 days of the closing of an equity offering yielding the Company net cash proceeds of at least $15,000,000. Such an equity offering closed on August 27, 2014 (see Note 1) and the IntegenX Note was repaid on September 12, 2014.

The IntegenX Note was recorded using an effective interest rate of 11.60% and is summarized as follows at September 30, 2014 and January 6, 2014:

	September 30, 2014	January 6, 2014

IntegenX Notes Payable:
Face value	$1,250,000	$1,250,000
Interest added to principal	68,219	—
Stated value	1,318,219	1,250,000
Debt discount, net of accumulated amortization of $21,454 and nil at September 12 and January 6, 2014, respectively	128,546	150,000

Notes payable, net of debt discount, prior to repayment	1,189,673	1,100,000

Loss on extinguishment of debt	128,546	—
Balance repaid to IntegenX	(1,318,219)	—

Notes payable, net of debt discount	$—	$1,100,000

The Company recorded a loss on early extinguishment of debt of $128,546 as a result of the repayment of the IntegenX Note on September 12, 2014.

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

Series B CPS derivative liability fair values at September 30, 2013 and December 31, 2012, were estimated to be $1,300,923 and $1,210,909, respectively, using a closing stock price of $19.60 and $29.82, respectively, and based on the following assumptions:

	September 30, 2013	December 31, 2012

Risk-free interest rate	0.04%	0.16%
Expected remaining term	0.51 Years	1.00 Years
Expected volatility	102.38%	125.53%
Dividend yield	0%	0%

The increase in the fair value of this derivative liability of $90,014 during the nine months ended September 30, 2013, was recorded as a revaluation loss (see Note 11).

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

The Series A CPS derivative liability fair values at September 30, 2013 and December 31, 2012, were estimated to be $424,794 and $619,652, respectively, using a closing stock price of $19.60 and $29.82, respectively, and based on the following assumptions:

	September 30, 2013	December 31, 2012

Risk-free interest rate	0.02% - 0.03%	0.11% - 0.15%
Expected remaining term	0.10 - 0.16 Years	0.55 - 0.90 Years
Expected volatility	77.99% - 78.79%	123.55% - 127.94%
Dividend yield	0%	0%

The decrease in the fair value of this derivative liability of $194,858 during the nine months ended September 30, 2013, was recorded as a revaluation gain (see Note 11).

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

On August 27, 2013, the Company issued 2,987.0168 shares of Series 1 Convertible Preferred Stock in exchange for CPNs (see Note 6) and Series A-1 Convertible Preferred Stock (see below) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in a private placement (the “2013 Private Placement”). As of September 30, 2014, all the 3,633.0519 shares of Series 1 Convertible Preferred Stock have been converted into 913,837 shares of common stock.

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

Effective May 27, 2011, the Company sold an aggregate of 2,937,500 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. $131,219 and $547,171 was accrued with respect to undeclared dividends in the three and nine months ended September 30, 2013, respectively. All of the Series A-1 Convertible Preferred Stock was exchanged for common stock and Series 1 Convertible Preferred Stock in the 2013 Exchange, following which the Company retired all of the Series A Preferred Stock, none of which remains issued and outstanding and none will be issued in the future.

NOTE 9.  Stock Awards

The Company has awards outstanding under three plans - the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 98,932 inducement options outstanding that were awarded to executive officers on August 27, 2014, not covered by the Plans, with the same standard terms as non-qualified stock options awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, non-qualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

The Company presently issues most of its awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. This includes an amendment adopted by the Company’s stockholders on May 29, 2014, which increased the total number of shares authorized for issuance from 14,589 to 314,589. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

The Company has issued both options and restricted stock (including restricted stock units), mostly under the Plans. Restricted stock grants afford the recipient the opportunity to receive shares of common stock, subject to certain terms, whereas options give them the right to purchase common stock at a set price. Both the Company’s options and restricted stock issued to employees generally have vesting restrictions that are eliminated over three or four years, although vesting may be over a shorter period, or may occur on the grant date, depending on the terms of each individual award.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2014 and 2013, was $6.33 and $37.25, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	1.43% - 1.57%	0.71% - 1.22%
Expected term	4.75 Years	4.75 Years
Expected volatility	93.89% - 105.97%	96.73% - 108.14%
Dividend yield	0%	0%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2014, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2014	2,779	11,353	$353.92	—	$—
2008 Plan Amendment	300,000	—	$—	—	$—
Granted	(303,970)	178,490	$8.79	224,412	$4.87
Forfeited	6,404	(404)	$99.21	(6,000)	$4.55
Canceled	1,830	(1,863)	$208.58	––	$––

Balance at September 30, 2014	7,043	187,576	$27.48	218,412	$4.87

No options were exercised during the nine months ended September 30, 2014 or 2013. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2014, was nil, based on our common stock closing price of $4.35. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The amounts expensed for stock-based compensation totaled $175,746 and $77,283 for the three months ended September 30, 2014 and 2013, respectively, and $935,280 and $260,068 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,269,643. This cost is expected to be recognized over an estimated weighted average amortization period of 2.33 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 10.  Warrants

A summary of outstanding common stock warrants as of September 30, 2014, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	4,600,000	—	$5.00	August 2019
Common stock	120,000	—	$6.25	August 2019
Common stock	307,015	307,015	$7.59	December 2014 and January 2015
Common stock	612,838	110,527	$26.00	August and September 2018
Common stock	102	—	$834.88	December 2014
Common stock	96	—	$1,459.05	December 2015
Common stock	205	—	$1,490.85	July 2015
Common stock	3,019	—	$1,540.55	July 2015
Common stock	201	—	$2,981.70	December 2014 and November 2015

Total	5,643,476	417,542

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, 0.35 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 2,500 shares of common stock and 1,250 warrants to purchase one share of common stock at an exercise price of $26.00, expiring in August and September 2018.

The warrants expiring in August 2019 comprise 4,600,000 warrants issued to investors and 120,000 warrants issued to underwriters in the 2014 Public Offering (see Note 1).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The warrants expiring in December 2014 and January 2015 were originally issued in December 2009 and January 2010 with an exercise price of $2,484.75 and entitled the holders thereof to purchase an aggregate of 972 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of May 27, 2011, had an exercise price of $834.88 and entitled the holders thereof to purchase an aggregate of 2,893 shares. In May 2011, members of management with warrants to purchase a total of 102 shares (after giving effect to prior anti-dilution adjustments) waived their right to further anti-dilution adjustments. As a result of anti-dilution adjustments with respect to the remaining 2,791 warrants pursuant to their terms, such warrants, as of September 30, 2014, had an exercise price of $7.59 and entitled the holders thereof to purchase an aggregate of 307,015 shares.

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

On March 31, 2014, the Company amended the terms of 412,933 warrants and 22.54 unit warrants such that the liability was settled, having received consent from their holders. The fair value of the securities settled and reclassified as equity on March 31, 2014, was estimated to be $6,109,179. On June 30, 2014, the Company amended the terms of a further 89,378 warrants and 2.99 unit warrants such that the liability was settled, having received consent from their holders after March 31, 2014. The fair value of the securities settled and reclassified as equity on June 30, 2014, was estimated to be $711,960, based on assumptions described below. There were no such reclassifications in the three months ended September 30, 2014.

The total fair values of those warrants and unit warrants accounted for as liabilities as of September 30, 2014 and 2013, was estimated to be $362,836 and $8,299,415, respectively, using a closing stock price of $4.35 and $19.60, respectively, and based on the following assumptions:

	September 30, 2014	September 30, 2013

Risk-free interest rate	0.02% - 1.28%	0.07% - 1.01%
Expected remaining term	0.23 - 3.60 Years	0.71 - 4.00 Years
Expected volatility	118.65% - 140.41%	85.06% - 112.18%
Dividend yield	0%	0%

The aggregate fair value of such warrants and unit warrants at December 31, 2013 and 2012, was estimated to be $9,147,507 and $102,695, respectively, and the aggregate fair value of warrants and unit warrants issued during the three months ended September 30, 2013, was estimated to be $7,962,081 on their issuance dates. During the nine months ended September 30, 2014, to the extent that it did not arise from settlements, a decrease in the fair value of the warrant derivative liability of $1,963,532 was recorded as a revaluation gain, and during the nine months ended September 30, 2013, to the extent that it did not arise from new issuances, the increase in the fair value of the warrant derivative liability of $234,639 was recorded as a revaluation loss (see Note 11).

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

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$362,836	$362,836

Total liabilities	$—	$—	$362,836	$362,836

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial Liabilities:
Warrant derivative liabilities	$—	$—	$9,147,507	$9,147,507

Total liabilities	$—	$—	$9,147,507	$9,147,507

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2014	$9,147,507	$—	$—	$—	$9,147,507
Issuances	—	—	—	—	—
Revaluation gains included in other income and expenses	(1,963,532)	—	—	—	(1,963,532)
Settlements	(6,821,139)	—	—	—	(6,821,139)
Balance at September 30, 2014	$362,836	$—	$—	$—	$362,836

Total gains included in other income and expenses attributable to liabilities still held as of September 30, 2014	$1,276,897	$—	$—	$—	$1,276,897

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	7,962,081	—	—	—	7,962,081
Revaluation (gains) losses included in other income and expenses	234,639	(274,928)	90,014	(194,858)	(145,133)
Settlements	—	—	—	—	—
Balance at September 30, 2013	$8,299,415	$—	$1,300,923	$424,794	$10,025,132

Total gains (losses) included in other income and expenses attributable to liabilities still held as of September 30, 2013	$(234,640)	$—	$(90,014)	$194,858	$(129,796)

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

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock, Series A, B and C CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2014 and 2013:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Common share equivalents issuable upon exercise of common stock options	21,621	59	12,992	84

Common share equivalents issuable upon exercise of common stock warrants	995,501	47,297	432,434	28,244

Common share equivalents issuable upon exercise of unit warrants	—	11,201	—	5,346

Shares issuable upon vesting of restricted stock	87,586	—	30,291	—

Shares issuable upon conversion of Series 1 Convertible Preferred Stock	447,311	287,601	638,603	96,920

Shares issuable upon conversion of Series A CPS	—	29,384	—	29,384

Shares issuable upon conversion of Series B CPS	—	59,119	—	59,119

Shares issuable upon conversion of Series C CPS	—	3,254	—	3,254

Shares issuable upon conversion of MTDC Notes	1,179,807	—	1,179,807	—

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	—	20,401	—	28,351

Shares issuable upon conversion of convertible promissory notes	—	18,614	—	25,887

Total common share equivalents excluded from denominator for diluted earnings per share computation	2,731,826	476,930	2,294,127	276,589

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at September 30, 2014, or December 31, 2013.

Customers accounting for more than 10% of total revenues during the three or nine months ended September 30, 2014 or 2013, are tabulated as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Customer A	$166,919	13%	$—	—	$166,919	4%	$—	—
Customer B	$125,000	10%	$125,000	32%	$375,000	9%	$333,333	41%
Customer C	$35,307	3%	$123,201	32%	$260,773	6%	$123,201	15%
Customer D	$983	0%	$114,600	29%	$12,181	0%	$114,600	14%
Customer E	$194	0%	$7,664	2%	$164,529	4%	$168,906	21%

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued the Company for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. In August 2014, the plaintiff and Company agreed to an out-of-court settlement. Related legal costs were expensed as incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), and our quarterly reports on Form 10-Q for the quarter ended March 31, 2014, and June 30, 2014 (the “First and Second Quarter Forms 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2014, our accumulated deficit was $88,267,731. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

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

The IntegenX Note accrued interest at 8.0% per year and was payable in a single payment of principal and accrued interest on January 6, 2017. However if, prior to the IntegenX Note’s maturity, we completed an equity offering yielding net cash proceeds of at least $15.0 million, the IntegenX Note had to be repaid within 45 days of the closing of the equity offering. Such an equity offering closed on August 27, 2014 and the IntegenX Note was repaid on September 12, 2014. To secure our obligations under the IntegenX Note, we granted IntegenX a security interest in the assets acquired from them.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Product	$1,125,201	$264,547	$4,014,622	$480,949
License and royalty	125,000	125,000	375,000	333,333

Total revenue	1,250,201	389,547	4,389,622	814,282

Cost of product revenue	374,776	192,814	1,739,757	335,182

Gross profit	875,425	196,733	2,649,865	479,100

Operating expenses:
Sales and marketing	961,891	625,390	3,598,880	1,577,317
Research and development	1,909,310	1,581,449	4,749,193	4,246,796
General and administrative	1,132,418	1,217,899	3,233,461	2,443,317

Total operating expenses	4,003,619	3,424,738	11,581,534	8,267,430

Operating loss	(3,128,194)	(3,228,005)	(8,931,669)	(7,788,330)

Other income and (expenses):
Interest income	19	830	46	2,917
Interest expense	(107,464)	(848,464)	(319,946)	(2,821,093)
Gain on revaluation of derivative liabilities, net	589,336	623,613	1,963,532	145,133
Loss on extinguishment of debt	(128,546)	(4,970,410)	(128,546)	(4,970,410)
Issuance of warrants due to organic change	—	(2,553,318)	—	(2,553,318)
Miscellaneous income (expense)	(5,686)	167,952	(9,879)	235,295

Total other income and (expenses)	347,659	(7,579,797)	1,505,207	(9,961,476)

Net loss before provision for income taxes	(2,780,535)	(10,807,802)	(7,426,462)	(17,749,806)

Provision for income taxes	—	530	3,100	3,191

Net loss	$(2,780,535)	$(10,808,332)	$(7,429,562)	$(17,752,997)

Product Revenue

The following table presents our product revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$1,125,201	$264,547	325%	$4,014,622	$480,949	735%

For the three months ended September 30, 2014, product revenue increased by $860,654, or 325%, as compared to the three months ended September 30, 2013. The increase is primarily due to revenue from the newly-acquired Apollo Business, which accounted for 46% of our product revenue in the three months ended September 30, 2014, compared to none in the comparable 2013 period. There was also a significant increase in sales of our Real-Time PCR Chip panels, which represented 24% of product revenue in the three months ended September 30, 2014. We also increased sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (launched in mid-2013), which represented 23% of our product revenue in the three months ended September 30, 2014.

For the nine months ended September 30, 2014, product revenue increased by $3,533,673, or 735%, as compared to the nine months ended September 30, 2013. The increase is primarily due to revenue from the newly-acquired Apollo Business, which accounted for 39% of our product revenue in the nine months ended September 30, 2014, compared to none in the comparable 2013 period. We also increased sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (launched in mid-2013) in the nine months ended September 30, 2014, representing 40% of our product revenue in the 2014 period, more than 4.5 times the revenue in the 2013 period. There was also a significant increase in sales of our Real-Time PCR Chip panels and other projects and services, which represented 20% of product revenue in the nine months ended September 30, 2014, more than 6 times the revenue in the 2013 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$125,000	$125,000	—	$375,000	$333,333	13%

For the three months ended September 30, 2014 and 2013, license and royalty revenue was unchanged at $125,000. For the nine months ended September 30, 2014, license and royalty revenue increased by $41,667, or 13%, as compared to the nine months ended September, 2013. The increase reflects revenue recognition for one additional month in the nine months ended September 30, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table presents our cost of product revenue for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$374,776	$192,814	94%	$1,739,757	$335,182	419%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2014, cost of product revenue increased by $181,962, or 94%, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, cost of product revenue increased by $1,404,575, or 419%, as compared to the nine months ended September 30, 2013. The increase in both the three- and nine-month periods ended September 30, 2014, related primarily to the increase in product revenue, offset by improved margins. These improved margins were caused by reductions in the provision for excess inventory and by an increase in the percentage of revenue from consumables, which generate higher margins than system sales.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$961,891	$625,390	54%	$3,598,880	$1,577,317	128%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the three months ended September 30, 2014, sales and marketing expenses increased by $336,501, or 54%, as compared to the three months ended September 30, 2013. The increase resulted primarily from increases in headcount, largely due to our hiring employees in Europe, increased commissions due to increased revenue, and increased amortization related to intangible assets acquired with the Apollo Business, offset by a reduction in accrued retention bonuses.

For the nine months ended September 30, 2014, sales and marketing expenses increased by $2,021,563, or 128%, as compared to the nine months ended September 30, 2013. The increase resulted primarily from increases in headcount, largely due to our hiring employees from the Apollo Business and in Europe, an additional expense recorded for an out-

of-court settlement, increased commissions due to increased revenue, amortization related to intangible assets acquired with the Apollo Business and the scale-up of marketing activities, including travel and subsistence and the cost of presenting at one major trade show.

We expect sales and marketing expenses for the remainder of 2014 to remain at a similar level to, or slightly lower than, that of the first three quarters.

Research and Development

The following table presents our research and development expense for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$1,909,310	$1,581,449	21%	$4,749,193	$4,246,796	12%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2014, research and development expenses increased by $327,861, or 21%, as compared to the three months ended September 30, 2013. The increase resulted primarily from increases in headcount, most notably due to our hiring employees from the Apollo Business and our new Chief Technology Officer, recruitment costs and increased reagent costs, offset by a reduction in accrued retention bonuses.

For the nine months ended September 30, 2014, research and development expenses increased $502,397, or 12%, as compared to the nine months ended September 30, 2013. The increase resulted primarily from increases in headcount, most notably due to our hiring employees from the Apollo Business and our new Chief Technology Officer, and increased reagent costs, offset by reductions in the cost of instrument development and facilities costs.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$1,132,418	$1,217,899	(7)%	$3,233,461	$2,443,317	32%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2014, general and administrative expenses decreased by $85,481, or 7%, as compared to the three months ended September 30, 2013. The decrease resulted primarily from the absence of a one-time accrual of a discretionary bonus awarded to our CEO, the accrual of retention incentives for other U.S. employees and severance costs for Malaysian employees, along with a reduction in legal fees incurred in conjunction with capital restructuring. This was offset by an increase in consultancy costs, principally due to outsourcing the CFO and controller functions until late August, and an increase in accrued performance bonuses.

For the nine months ended September 30, 2014, general and administrative expenses increased by $790,144, or 32%, as compared to the nine months ended September 30, 2013. The increase resulted primarily from recording a one-time, non-cash charge of approximately $600,000 related to stock options vesting over three years commencing on March 8, 2012, awarded to our Chief Executive Officer following our Annual Stockholders’ Meeting, an increase in accrued performance bonuses and an increase in consultancy costs, principally due to outsourcing the CFO and controller functions between late March and late August and the acquisition of the Apollo Business. This was offset by the absence of a one-time accrual of a discretionary bonus awarded to our CEO, the accrual of retention incentives for other U.S. employees and severance costs for Malaysian employees and a reduction in legal fees incurred in conjunction with capital restructuring.

We expect our general and administrative expenses to be lower for the remainder of 2014 due to the non-recurrence of one-off stock option costs and a reduction in professional fees related to past projects, offset by the cost of having a full-time Chief Operating Officer.

Interest Income

The following table presents our interest income for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$19	$830	(98)%	$46	$2,917	(98)%

The interest income is solely earned on cash balances held in interest-bearing bank accounts.

For the three months ended September 30, 2014, interest income decreased by $811, or 98%, as compared to the three months ended September 30, 2013, and for the nine months ended September 30, 2014, interest income decreased by $2,871, or 98%, as compared to the nine months ended September 30, 2013. The decrease was mainly due to the absence of cash invested in interest-bearing accounts in Malaysia, with banks in the U.S. paying negligible interest in both periods.

Interest Expense

The following table presents our interest expense for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$107,464	$848,464	(87)%	$319,946	$2,821,093	(89)%

For the three months ended September 30, 2014, interest expense decreased by $741,000, or 87%, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense decreased $2,501,147, or 89%, as compared to the nine months ended September 30, 2013. The decrease in both periods was due to the absence of charges for 5% interest and amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in the May 2011 Private Placement and converted into equity securities on August 27, 2013. This decrease was offset by interest on the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), and on the IntegenX Note until it was repaid on September 12, 2014. Such interest is amortized using the effective yield method, which weights the charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $370,000 in 2015, rising each year up to $732,000 in 2019, the last full year before this debt matures.

Gain on Revaluation of Derivative Liabilities, Net

The following table represents the gain on revaluation of our derivative liabilities, net for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$589,336	$623,613	(5)%	$1,963,532	$145,133	1,253%

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

The net gain from revaluation of derivative liabilities for the three months ended September 30, 2014, was $589,336, compared to a net gain of $623,613 for the three months ended September 30, 2013. The net gain from revaluation of derivative liabilities for the nine months ended September 30, 2014, was $1,963,532, compared to a net gain of $145,133 for the nine months ended September 30, 2013. Gains and losses are directly attributable to revaluations of all of our derivatives and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $4.35 on September 30, 2014, compared to $12.50 on June 30, 2014, and $20.00 on December 31, 2013, and was $19.60 on September 30, 2013, compared to $39.76 on June 30, 2013, and $29.82 on December 31, 2012. Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes. With the present number of outstanding warrants accounted for as liabilities, at our closing stock price of $4.35 on September 30, 2014, an increase in our share price of $1.00 would generate a revaluation loss of approximately $70,000; conversely, a decrease in our share price of $1.00 would generate a revaluation gain of approximately $70,000. Should our stock price rise above $10.00, the impact of a $1.00 change on our share price would increase to approximately $90,000.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt we recognized in the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$128,546	$4,970,410	N/A	$128,546	$4,970,410	N/A

Loss on extinguishment of debt in the three and nine months ended September 30, 2014, is a one-time non-cash charge recorded as a result of the early repayment of the IntegenX Note on September 12, 2014. Loss on extinguishment of debt in the three and nine months ended September 30, 2013, is a one-time non-cash charge recorded as a result of the CPNs being exchanged for other securities per the terms of the Exchange Agreement on August 27, 2013. No comparable costs are expected in the near future, although if the MTDC Notes had been repaid or exchanged for shares of our common stock on September 30, 2014, we would have recorded a one-time non-cash charge of approximately $3.3 million.

Issuance of Warrants Due to Organic Change

The following table presents the charge for issuance of warrants due to organic change that we incurred for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$—	$2,553,318	N/A	$—	$2,553,318	N/A

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

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$(5,686)	$167,952	N/A	$(9,879)	$235,295	N/A

For the three months ended September 30, 2014, we recorded miscellaneous expense of $5,686, compared to income of $167,952 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded miscellaneous expense of $9,879, compared to income of $235,295 for the nine months ended September 30, 2013. Miscellaneous income or expense is the result of net foreign currency exchange gains and losses which, until it was dissolved in November 2013, arose mainly in WGBM, principally due to revaluation of the inter-company account at the balance sheet date. WGBM had a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreased against the dollar, income was recorded, whereas if it increased against the dollar, an expense was recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies. Following the liquidation of WGBM, miscellaneous income and expense is not expected to be significant in future periods.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2014	2013	% Change	2014	2013	% Change

$—	$530	(100)%	$3,100	$3,191	(3)%

For the three and nine months ended September 30, 2014, we recorded a charge of nil and $3,100, respectively, for U.S. state taxes. For the three and nine months ended September 30, 2013, we recorded a charge of $530 and $3,191, respectively, for U.S. state taxes. We provide a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of November 10, 2014, comprised 45 regular employees, 44 of whom were employed full-time, compared to 28 regular employees as of December 31, 2013, all of whom were employed full-time.

Liquidity and Capital Resources

From inception through September 30, 2014, we have raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants in various private placements, $8,842,256, net of offering costs, from the sale of CPS of our now-dissolved Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, CPNs and warrants in the May 2011 Private Placement, $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement, and $17,971,681, net of offering costs, from the sale of common stock and warrants in the 2014 Public Offering. As of September 30, 2014, we had $17,328,471 in unrestricted cash and cash equivalents, and working capital of $16,980,732.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2014 and 2013, in the amounts of $7,818,416 and $4,928,406, respectively. The cash used in operating activities in the nine months ended September 30, 2014, was due to cash used to fund a net loss of $7,429,562, adjusted for net non-cash income related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on long-term debt, inventory provision, amortization of debt discount and loss on extinguishment of debt totaling $630,302, and cash provided by a change in working capital of $241,448. The cash used in operating activities in the nine months ended September 30, 2013, was due to cash used to fund a net loss of $17,752,997, adjusted for net non-cash expense related to depreciation and amortization, stock-based compensation, net gains on revaluation of derivative liabilities, interest converted to principal on CPNs, inventory provision, amortization of debt discount, loss on extinguishment of debt and issuance of warrants due to organic change totaling $10,841,576, and cash provided by a change in working capital of $1,983,015. The increase in cash used in the nine months ended September 30, 2014, compared to 2013, was driven primarily by the increase in the net operating loss from $7,788,330 to $8,931,669, and the cash not yet provided by the increase in accounts receivable.

Net Cash Used in Investing Activities

We used $215,221 in the nine months ended September 30, 2014, and $41,906 in the nine months ended September 30, 2013, to acquire property and equipment. Further, in the nine months ended September 30, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014, was $16,653,462, being $17,971,681 from the issuance of common stock and warrants in the 2014 Public Offering, offset by $1,318,219 used to repay the IntegenX Note.

Cash provided by financing activities in the nine months ended September 30, 2013, was $13,393,162, all from the issuance of common stock, Series 1 Convertible Preferred Stock and warrants in the 2013 Private Placement.

Availability of Additional Funds

We believe funds available at September 30, 2014, along with our revenue, are sufficient to fund our operations well into 2016. To continue our operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have commitments for capital expenditure totaling $400,000, $300,000 of which is expected to be funded by a capital lease. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our SmartChip products and services.

While we have sufficient cash to fund our operating, investing and financing activities in the near term, we consider it likely that additional working capital will be needed to sustain our operations before we achieve profitability. We have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain capital as needed we may not be able to continue our efforts to develop and commercialize our SmartChip products and services and may be forced to significantly curtail or suspend our operations.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and for restricted stock it is based on our closing share price on the measurement date. Amounts expensed with respect to options were $813,436 and $260,068, net of estimated forfeitures, for the nine months ended September 30, 2014 and 2013, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2014 and 2013, was $6.33 and $37.25, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	1.43% - 1.57%	0.71% - 1.22%
Expected term	4.75 Years	4.75 Years
Expected volatility	93.89% - 105.97%	96.73% - 108.14%
Dividend yield	0%	0%

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the adoption of new accounting standards in the first nine months of 2014, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Coalesce v. WaferGen.  On April 24, 2012, an action entitled Coalesce Corporation (“Coalesce”) v. WaferGen Bio-systems, Inc. was filed in the Alameda County Superior Court. Coalesce, a company that had been providing marketing services between 2006 and 2010, sued us for alleged non-payment of sums due, breach of contract, misrepresentation and unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. In August 2014, we agreed to an out-of-court settlement with the plaintiff.

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

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with his appointment and as an inducement to join the Company, on August 27, 2014 we granted to Keith Warner, our Chief Operating Officer, a nonstatutory stock award to purchase 70,666 shares of Company common stock at an exercise price of $4.60 per share. In connection with his appointment and as an inducement to join the Company, on August 27, 2014 we granted to Michael P. Henighan, our Chief Financial Officer, a nonstatutory stock award to purchase 28,266 shares of Company common stock at an exercise price of $4.60 per share. The options will vest and become exercisable as follows: one-third on the first anniversary of the date of grant and the remaining two-thirds in eight equal quarterly installments over two years thereafter. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: November 12, 2014

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to investors in the Company’s August 2014 public offering (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 filed on August 19, 2014)

4.2
Form of Underwriter Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to underwriters and certain related parties in the Company’s August 2014 public offering (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1 filed on July 18, 2014)

10.1
Letter Agreement, dated as of July 17, 2014, by and among certain affiliates of Great Point Partners, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on July 18, 2014)

10.2 †
Executive Employment Agreement, dated as of August 12, 2014, by and between Michael P. Henighan and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2014)

10.3 †
Executive Employment Agreement, dated as of August 13, 2014, by and between Keith Warner and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 18, 2014)

10.4 †	Nonstatutory Stock Option issued August 27, 2014, to Keith Warner

10.5 †	Nonstatutory Stock Option issued August 27, 2014, to Michael P. Henighan

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.

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