Form 10-K
period 2014-12-31
WaferGen Bio-systems, Inc.
filed 2015-03-17
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $11,270,838. As of that date, 901,667 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2014, the registrant had a total of 5,659,768 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Recently, our R&D efforts have been concentrated on the development of Smart-Chip-based solutions for Single Cell Genomics. Most biological measurements to date have been performed on a population of cells or tissues.  Such studies lack the ability to discriminate critical events occurring at an individual cell level and hence, would report results that reflect an average for the population under investigation. However, diseases such as cancer or diabetes start from a single cell that has acquired a deleterious mutation. Furthermore, single cell analysis has already resulted in the identification of new cell types in neuronal and immune cell populations. Identifying and understanding such rare events amidst a population of normal cells is the challenge that SmartChip-based single cell analysis aims to solve.

The SmartChip, along with the ability to dispense nanoliter volumes (using the MultiSample NanoDispenser (“MSND”)) into these wells, makes this an ideal vehicle for isolating and processing thousands of single cells for RNA-seq and/or qPCR

1	DNA (Deoxyribonucleic acid) – A polymeric molecule consisting of deoxyribonucleotide building blocks that in a double-stranded helical form is the genetic material of most organisms.

2
Polymerase Chain Reaction (PCR) – PCR is an enzymatic process designed to increase the number of copies of DNA for easier detection. Real-time PCR chemistries allow for monitoring a PCR reaction throughout its phases by collecting continuous data points as the reaction progresses. The polymerase enzyme uses an initial sample DNA strand as a template and uses it to synthesize the a new strand, which sets in motion a chain reaction in which the DNA template is exponentially amplified, generating millions or more copies of the DNA target. Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time after each amplification cycle.

3
Next Generation Sequencing – Sequencing is the determination of the order of nucleotide building blocks that make up the primary structure in DNA molecules. Early determination methods were discovered in the 1970s and 1980s. NGS refers to more current automated methods that rely upon sequencing-by-synthesis approaches, enabling an easier and considerably faster analysis.

based applications. The physical separation of wells in the SmartChip affords better protection against cross-contamination than the emulsion-based systems that are pursued by our competitors.

Previously, our R&D efforts were concentrated on the commercialization of the SmartChip Target Enrichment™ (“TE”) System. This new product has been designed to perform a critical sample preparation step prior to targeted NGS. The targeted sequencing is aimed at deciphering the nucleic acid sequence of a certain portion of the genome (the targets), for example a set of genes of interest, as opposed to the whole genome. In order to limit the sequencing to the targets of interest, scientists are using various techniques including PCR to treat the nucleic acid samples prior to sequencing. WaferGen is using its SmartChip consumable to conduct massively parallel individual PCR reactions for TE. This approach offers certain advantages over existing chemistries and platforms. Although these advantages could help WaferGen successfully compete in the high potential emerging market for clinical sequencing, the Company faces considerable competition, including the competing sample preparation kits from NGS instrument manufacturers such as Illumina, Inc. (“Illumina”) and Life Technologies Corporation (“LIFE”).

In January 2014, we acquired IntegenX Inc.’s product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324™ instrument and the PrepX™ reagents. The fully automated Apollo 324™ library prep solution has been a market leader in the low to medium throughput NGS market segment with an expanding installed base, serving a diverse set of clients from university research labs, pharmaceutical and agricultural companies, to diagnostic clinical labs. We believe customers favor the Apollo 324™ library prep solution for its reliability, turnaround and hands-on time, as well as sample quantity input requirement. We intend to build upon its success with innovative new applications for this system, as well as with integrated products that include the SmartChip TE platform.

WaferGen employs a business model that primarily generates revenue from the sale of instruments (i.e. the SmartChip System™ and Apollo 324™ instruments) and a recurring revenue stream from the sale of consumables (i.e. the SmartChip Panels™ and PrepX™ reagents), similar to the “razor and razor blade” business model.

Wafergen, Inc. was incorporated in the state of Delaware in October 2002. On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc., a Nevada corporation. In the transaction, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc.

Products

Gene Expression Technology Overview

Genes are segments of genomic DNA that encode discreet information that ultimately help synthesize individual biomolecules/proteins. This information is read when the two strands of DNA “unzip” and the series of bases representing a gene are copied into the related nucleic acid RNA4. Like DNA, RNA also has four types of bases that can bond as a pair with four types of bases in the DNA strand based on pairing rules that allow the DNA sequence of the gene to encode a specific RNA sequence. This decoding of DNA genes into RNA is called transcription. The transcribed RNA strand then separates from the DNA strand and acts either in a regulatory fashion to modulate cellular processes or as a template for the cell’s machinery to construct functional proteins. As gene expression (including translation into functional proteins) is dependent upon RNA levels present in the cell, interrogation of RNA levels has become the most widely adopted means for quantifying this process.

One contributor to disease and dysfunction is the over- or under-expression of genes within an organism’s cells. A very complex network of genes interacts to maintain health in organisms such as humans. Although most cells contain an organism’s full set of genes, each cell, according to its function, expresses only a fraction of this set of genes in different quantities and at different times. The challenge for scientists is to delineate the associated genes’ expression patterns and their relationship to disease.

Although all humans contain the same set of genes, the actual sequence of each gene may vary from one individual to another, as well as between cells in the same individual. This phenomenon is commonly referred to as genetic variation and can have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. One common form of genetic variation is a single-nucleotide polymorphism, or SNP.

4
RNA (Ribonucleic acid) – A polymeric molecule consisting of ribonucleotide building blocks. The three major types in cells are ribosomal RNA (rRNA), transfer RNA (tRNA), and messenger RNA (mRNA), each of which performs an essential role in protein synthesis. RNAi ‘s are small RNA molecules that help regulate turning genes on and off.

A SNP is a variation in a single “letter” at a specific position in the DNA sequence that differs from a reference sequence for a population. While in some cases a single SNP will be responsible for medically important effects, it is now believed that combinations of SNPs may contribute to the development of most common diseases. Since there are generally millions of SNPs in an individual, it is important to investigate many SNPs simultaneously in order to discover medically valuable information.

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

RNA Sequencing is an evolving NGS technique that has emerged as a method for evaluating global gene expression patterns. NGS typically requires time and cost intensive library preparation, sequencing and data analysis and the results are not always quantitative. As a result, many researchers are verifying their NGS finding using real-time PCR. Furthermore, subsequent to sequencing based discovery and real-time PCR validation, interrogation of the expression pattern of identified target genes in large numbers of samples requires a more time and cost effective solution.

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

SmartChip System

Our SmartChip System provides a suite of gene expression and genome analysis technologies enabling both biomarker discovery and validation on a single platform with the sensitivity and accuracy of real-time PCR. WaferGen’s SmartChip Real-Time PCR System consists of two instrumentation components: a SmartChip MSND for applying sample, assay and reaction mix to the SmartChip Panels, and a SmartChip Cycler for thermal cycling and collecting data from the real-time PCR assays. For large studies, our SmartChips are provided with sub-nanoliter (one-billionth of a liter) oligonucleotide5 reagents of the customer’s choosing pre-loaded in the wells. For smaller projects, the user has the flexibility to purchase empty SmartChips and both samples and assays can be dispensed into the SmartChips at the customer’s site using the MSND. Sub-microliter (one-millionth of a liter) dispensing of samples into a 5,184-well chip enables high throughput real-time PCR amplification of pathway-based gene discovery. Our SmartChip Panels are designed with evaporation control measures that allow for the use of nanoliter volumes, thermal cycling and temperature control. Our software system also analyzes the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip System is designed to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

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

We believe our SmartChip System is also capable of saving time compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months due to multiple plates and hundreds of pipetting steps required. Our SmartChip System has the ability to quantitatively analyze the gene specific pathways or whole genome with the performance of real-time PCR technology in as short as a single day, and represents a significant advancement. In addition, our development of the SmartChip System seeks to allow 5,184 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing unmet needs of the clinical trial market, compared to today’s leading technologies, which are limited in throughput to 96 wells, 384 wells and 1,536 wells. Competitors in the market place that offer high throughput, like the Fluidigm Biomark, which offers a maximum throughput of 9,200 assays per chip, still limits the validation market by offering products that can only run up to 96 assays and samples on a single chip.

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

•
Human Long Non-Coding RNA-1 Panels. lncRNA-1 panels can be used for profiling “dark matter” RNAs, which are believed to be key regulators of transcription, with possible relevance to processes as diverse as cancer progression and embryonic differentiation. The panel contains over 1,700 triplicate, pre-dispensed extensively tested PCR assays to provide lncRNA validation with precision and sensitivity.

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

SmartChip Single Cell isolation system

We are currently pursuing two approaches to deposit individual cells into the SmartChip:

•
Poisson Distribution. The Poisson distribution method uses our existing products - SmartChip and MSND - in the market.  In addition, software to image cells, identify wells that contain a single cell and the ability to add reagents to wells that contain single cells will be offered. The Poisson distribution method aims to process 1,000 to 2,000 individual cells per chip. Furthermore, the MSND can also be used process tens to hundreds of cells from multiple samples in the same SmartChip. Thus, the SmartChip-based single cell system will be the only system on the market that can span the gamut of hundreds to thousands of cells.

•
Targeted Deposition. In this method, the real estate of the chip is maximized to isolate thousands of cells from a single sample.  By this method, over 4,000 individual cells may be processed from a single chip. The software that was developed for the Poisson distribution method can be used as an independent check to ensure that reagents are dispensed only to wells that contain a single cell. To provide flexibility in throughput, multiple configurations of the SmartChip that contain 1,000 to 5,000 wells will be offered. To provide ultimate flexibility in processing individual cells from multiple samples, the MSND will be engineered to be able to recognize and deposit individual cells into the SmartChip.

Apollo 324™ Library Preparation

In January 2014, we entered into an Asset Purchase Agreement with IntegenX Inc. (“IntegenX”), pursuant to which we acquired substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324™ instrument and the PrepX™ reagents (the “Apollo Business”). The purchase price for the Apollo Business comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note (the “IntegenX Note”), (3) up to three earn-out payments payable, if at all, in 2015, 2016 and 2017, respectively (the “Earnout”), and (4) our assumption of certain liabilities, including obligations to perform under contracts and liabilities for certain accrued but unpaid vacation for certain employees. The IntegenX Note was repaid in full in September 2014.

The Apollo 324™ System is a compact, walk-away automation platform offering DNA, RNA-Seq, and ChIP-Seq library preparation kits for analysis on popular NGS platforms from Illumina (GA, HiSeq and MiSeq), LIFE (Ion Proton and Ion Torrent PGM), and Roche (GS Junior, GS FLX and GS FLX+). The intuitive and easy-to-use PrepX™ automation protocols and reagent kits enable the set-up of a run with as little as 15 minutes of hands-on time. The user can return in about 90 minutes for sequencer-ready DNA or ChIP-Seq libraries, or about 5 hours for RNA-seq libraries. The system offers the flexibility to start a run with a single library without wasting reagents.

We expect the Apollo Business will be highly synergistic with our existing products, especially our SmartChip TE System offerings. Serving the same customer base, the two products together address a wide spectrum of customer needs in sample preparation for NGS and enable one-stop shopping for laboratories performing targeted sequencing. The fully automated Apollo 324™ library prep solution has been a market leader in the low to medium throughput NGS market segment with an expanding installed base, serving a diverse set of clients from university research labs, pharmaceutical and agricultural companies, to diagnostic clinical labs. We believe customers favor the Apollo 324™ library prep solution for its reliability, turnaround and hands-on time, as well as sample quantity input requirement. We intend to build upon its success with innovative new applications for this system, as well as with integrated products that include the SmartChip TE platform.

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

Competition

We believe the industry leaders in the markets in which WaferGen competes are LIFE, Fluidigm Corporation, Illumina, Agilent Technologies, Inc. and PerkinElmer, Inc. Other companies known to be currently serving the genetic analysis market include Affymetrix, Inc., GE Healthcare (a business segment of General Electric Company), Bio-Rad Laboratories, Inc., Eppendorf AG, Beckman Coulter, Inc., Luminex Corporation, Cepheid, Pacific Biosciences of California, Inc., NanoString Technologies, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Biometra Biomedizinische Analytik GmbH, Enzo Biochem, Inc., Idaho Technologies, Inc. and the Roche family of companies. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technological and other resources than we do. Illumina is the leader in microarrays and LIFE is the market leader for real-time PCR. These two companies also have a commanding market share in NGS. We believe gene expression is a growing market and this market is driven by the need for real-time PCR performance for discovery, and a higher throughput platform for validation, to overcome the limitations of microarrays and real time PCR technologies that are currently used for discovery and validation respectively. WaferGen’s SmartChip Real Time PCR System is presently the only platform that offers a single solution for both biomarker discovery and validation with low running costs, simplified workflow and fast results. Our competitors could compete with us by developing new products similar to our SmartChip System. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Sales and Marketing

In July 2012, we announced the launch of an open format product offering for our SmartChip System which allows customers to dispense their own assays and samples into SmartChips in a variety of configurations, thus enabling an easy and rapid design of new experiments. We decided to invest in scientific resources focused on a strategy to engage an array of key opinion leaders in our target market, enabling the profiling and validation of high-value genomic targets. We also ramped up our investment in sales and marketing activities at that time.

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

Despite the increased investment, WaferGen still has limited sales and marketing resources compared to some of our competitors. We will need to maintain substantial investments in our sales and marketing infrastructure in order to be competitive in the marketplace (see “Risk Factors” below).

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

Research and Development

Our research and development efforts are aimed at developing new products and new applications, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $6.72 million for the year ended December 31, 2014 and $5.40 million for the year ended December 31, 2013.

Intellectual Property and Other Proprietary Rights

We are pursuing an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. We presently have four patents issued and five pending in the U.S. with respect to our SmartChip products and technologies, and a number of pending SmartChip-related patent applications worldwide. We also have one U.S. patent pending with respect to our Apollo 324™ products and technologies. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

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

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on expanding, improving and commercializing our core technologies. As of December 31, 2014, we had 46 regular employees, 45 of whom were employed full-time, compared to 28 regular employees as of December 31, 2013, all of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $10.7 million for the year ended December 31, 2014. As of December 31, 2014, our accumulated deficit was $91.5 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of any of our products. Our revenues were $2.2 million for the year ended December 31, 2010, $0.5 million for the year ended December 31, 2011, $0.6 million for the year ended December 31, 2012, $1.3 million for the year ended December 31, 2013 and $6.0 million for the year ended December 31, 2014, of which $2.1 million was attributable to the Apollo Business that we acquired in January 2014. We will need to significantly grow our revenues to become profitable.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues. Accordingly we may need additional financing to maintain and expand our business. Such financing may not be available on favorable terms, if at all. Any additional capital raised through the sale of equity or equity linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell, including the SmartChip System and Apollo instruments. We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. Our long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the SmartChip System incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of our products could significantly delay or ultimately preclude commercialization of our technology. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face as an emerging company seeking to develop and manufacture a new product in a relatively new market.

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

We have had limited operations in the genetic analysis segment of the life science industry. Since we are a company with a limited operating history developing products focused on the analysis of genetic function and variation, it is difficult for potential investors to evaluate our business. Our future operations and growth will likely depend on our ability to fully develop and market our SmartChip and Apollo products and services. Our proposed operations are subject to all of the risks inherent in developing and growing a new business in light of the expenses, difficulties, complications and delays frequently encountered in connection with the development of any new business, as well as those risks that are specific to the life science industry. In evaluating us, investors should consider the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles and become profitable.

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

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of research projects our customers perform, changes in overall spending levels in the life sciences industry, the timing and amount of government grant funding programs and other unpredictable factors that may affect customer ordering patterns. Given the difficulty in predicting the timing and magnitude of sales for our products and services, we may experience quarter-to-quarter fluctuations in revenue and/or a sequential decline in quarterly revenue.

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

We are highly dependent on our management and scientific personnel. The loss of their services could adversely impact our ability to achieve our business objectives. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Failure to attract and retain management and scientific personnel could materially adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2014, we concluded that our disclosure controls and procedures were effective as of December 31, 2014, however we have identified material weaknesses in the past and may do so again in the future. Failure to maintain the improvements in our controls  as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

Any failure to maintain adequate disclosure and internal controls may result in restatements of our financial statements and may cause us to become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses, the increased possibility of legal proceedings and review by the Securities and Exchange Commission (the “SEC”) and other regulatory bodies and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

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

We do not presently have significant intellectual property rights licensed from third parties but, in the future, we may have to license intellectual property from key strategic partners. We may become reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may not protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties or with whom we have entered into strategic relationships could negatively impact our competitive advantage.

We expect intense competition in our target markets, which could render our products and/or technologies obsolete, result in significant price reductions or substantially limit the volume of products that we sell. This would limit our ability to compete and achieve and maintain profitability. If we cannot continuously develop and commercialize new products, our revenue may not grow as intended.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information, such as next generation sequencing. Some of our competitors have various products and/or methodologies for gene detection, expression, characterization, and/or analyses that may be competitive with our products and/or methodologies. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet those needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well-established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

We currently have limited resources available for sales, marketing and technical support services as compared to some of our primary competitors. In order to effectively commercialize our genetic analysis systems and other products to follow, we will need to expand our sales, marketing and technical support staff both domestically and internationally. We may not be successful in establishing or maintaining either a direct sales force or distribution arrangements to market our products and services. In addition, we compete primarily with much larger companies that have larger sales and distribution staffs and a significant installed base of products in place, and the efforts of a limited sales and marketing force may not be sufficient to build the market acceptance of our products required to support continued growth of our business.

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

In January 2014, we entered into an Asset Purchase Agreement with IntegenX, pursuant to which we acquired substantially all of the assets of the Apollo Business (a product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324™ instrument and the PrepX™ reagents). In the future we may acquire additional companies, product lines, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition and any acquisition has numerous risks. These risks include the following: difficulty in assimilating the operations and personnel of the acquired company; difficulty in effectively integrating the acquired technologies or products with our current products and technologies; difficulty in maintaining controls, procedures, and policies during the transition and integration; disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues; difficulty integrating the acquired company’s accounting, management information, and other administrative systems; inability to retain key technical and sales personnel of the acquired business; inability to retain key customers, vendors, and other business partners of the acquired business; inability to achieve the financial and strategic goals for the acquired and combined businesses; incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results; potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things; potential inability to assert that internal controls over financial reporting are effective. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of the acquired business successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

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

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. We are subject to the Nasdaq Capital Market’s rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we currently employ staff to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Risks Related to Our Common Stock

Our stock price could be volatile.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2014, the intra-day trading price has fluctuated from a low of $2.85 to a high of $3,130.79. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

•	actual or anticipated variations in operating results;

•	changes in the economic performance and/or market valuations of other life science companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales or other transactions involving our capital stock.

Even with our common stock being traded on the Nasdaq Capital Market, there can be no assurance that investors will be interested in purchasing our common stock when our stockholders want to dispose of their shares or at prices that are attractive to our stockholders.

Although our common stock is listed on the Nasdaq Capital Market, there can be no assurance that we will continue to meet the requirements for our common stock will continue to trade on this exchange.

Since our Nasdaq listing application was approved effective August 22, 2014, we are required to comply with certain Nasdaq listing requirements, including, without limitation, with respect to our corporate governance, finances, stock trading volume and stock price. If we fail to meet any of these requirements, our shares could be delisted from the Nasdaq Capital Market, and we could expect a significant decline in the liquidity of our stock. In the month ended September 30, 2014, when our common stock was traded on the Nasdaq Capital Market, the daily trading volume for shares of our common stock ranged from 2,606 to 40,229 shares traded per day, and the average daily trading volume during such one-month period was 15,825 shares. This compares to the three-month period ended June 30, 2014, when our common stock was traded on the over-the-counter market and was quoted on the OTCQB. In this period, the daily trading volume for shares of our common stock ranged from 0 to 2,577 shares traded per day, and the average daily trading volume during such three-month period was 200 shares, with no shares traded on 31 of the 63 trading days.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 5,659,768 shares were issued and outstanding as of December 31, 2014, and 10,000,000 shares of preferred stock, par value $0.001 per share, of which 3,663 are designated as Series 1 Convertible Preferred Stock, none of which were issued and outstanding. The Series 1 Convertible Preferred Stock has no voting rights and a liquidation preference of $0.001 per share. Future issuances of preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

In addition, as of December 31, 2014, we had notes in favor of Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”) outstanding with a face value of $5.2 million which we could have settled by issuing an aggregate of 1,528,558 shares of our common stock, and we had 225,000 outstanding restricted stock units, outstanding options to purchase an aggregate of 187,212 shares of our common stock, outstanding unit warrants to purchase 64,700 shares of our common stock and 32,350 warrants to purchase shares of our common stock, and outstanding warrants to purchase an aggregate of 5,344,007 shares of our common stock. The future vesting or exercise of these securities will subject our existing stockholders to experience dilution of their ownership interests.

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

Our principal stockholder owns 25% of our outstanding common stock, in addition to which we have two stockholders that each own 10% and one stockholder that owns 9%. If all of these security holders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2014, are as follows:

Location	Square Feet	Primary Use	Lease Terms

Fremont, CA	19,186 sq ft	Corporate Office, Laboratory and Manufacturing	Lease expires April 30, 2018

Luxembourg	1,000 sq ft	Laboratory and Office	Leased quarter to quarter

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Since August 22, 2014, our common stock has been traded on the Nasdaq Capital Market under the symbol WGBS. Prior to that, our common stock was quoted on the OTCQB Marketplace maintained by the NASD (previously the OTC Bulletin Board). The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, NY 10004.

The following table sets forth the high and low sales prices (for periods when our common stock traded on the Nasdaq Capital Market) and high and low intra-day bid information (for periods when our common stock traded on the OTCQB Marketplace or the OTC Bulletin Board) for our common stock for the fiscal quarters indicated as reported on the Nasdaq Capital Market, the OTCQB Marketplace or the OTC Bulletin Board, as applicable. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, adjusted for reverse stock splits, and may not represent actual transactions.

2013	High	Low
First Quarter ended March 31, 2013	89.45	19.88
Second Quarter ended June 30, 2013	59.63	29.82
Third Quarter ended September 30, 2013	39.76	16.50
Fourth Quarter ended December 31, 2013	35.00	12.00

2014
First Quarter ended March 31, 2014	30.00	15.00
Second Quarter ended June 30, 2014	20.00	7.90
Third Quarter ended September 30, 2014	25.00	4.00
Fourth Quarter ended December 31, 2014	5.25	2.85

Particularly prior to our listing on the Nasdaq Capital Market, our common stock has been thinly traded. Any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2014, the closing bid price of our common stock, as reported on the Nasdaq Capital Market, was $3.00.

As of March 16, 2015, there were approximately 350 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees as of December 31, 2014:

Number of
Securities
Remaining
	Number of			Available for
	Securities to			Future Issuance
	Be Issued			Under Equity
	Upon			Compensation
	Exercise of		Weighted-Average	Plans
	Outstanding		Exercise Price of	(Excluding
	Options,		Outstanding	Securities
	Warrants and		Options, Warrants	Reflected in
	Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	88,280	(1)	$52.84	894,407
Equity compensation plans not approved by security holders	98,932	(2)	$4.60	—
Total	187,212		$27.35	894,407

Additional information regarding our equity compensation plans is provided in Note 8 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

(1)	Does not reflect 225,000 restricted stock units that do not have an exercise price.

(2)
In connection with our entrance into employment agreements in August 2014 with Michael P. Henighan, our chief financial officer, and Keith Warner, our chief operating officer, we granted Mr. Henighan and Mr. Warner certain inducement option awards. Subject to certain adjustments, Mr. Henighan’s award agreement grants him options to purchase up to 28,266 shares of our common stock at a price of $4.60 per share and Mr. Warner’s award agreement grants him options to purchase up to 70,666 shares of our common stock at a price of $4.60 per share. The options vest over three years, with one-third of the options vesting on the first anniversary of the grant date and the remaining two-thirds vesting in eight quarterly installments over the following two years.

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

Since inception, we have incurred substantial operating losses. As of December 31, 2014, our accumulated deficit was $91,531,032. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

We expect that the cash we have available will fund our operations into 2016. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Liquidity and Capital Resources” below.

Acquisition of Assets from IntegenX Inc.

In January 2014, we entered into an Asset Purchase Agreement with IntegenX Inc. (“IntegenX”), pursuant to which we acquired substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324™ instrument and the PrepX™ reagents (the “Apollo Business”). The purchase price for the Apollo Business comprised (1) a cash payment of $2.0 million, (2) a $1.25 million secured promissory note (the “IntegenX Note”), (3) up to three earn-out payments payable, if at all, in 2015, 2016 and 2017, respectively (the “Earnout”), and (4) our assumption of certain liabilities, including obligations to perform under contracts and liabilities for certain accrued but unpaid vacation for certain employees. The IntegenX note was repaid in full in September 2014.

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

On June 30, 2014, we effected a reverse stock split of our common stock by a ratio of one-for-ten (the “2014 Reverse Split”). Every ten outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the 2014 Reverse Split. Stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock. The 2014 Reverse Split did not change the number of shares of common or preferred stock that we are authorized to issue, or the par value of our common or preferred stock. Except as otherwise noted in this Annual Report on Form 10-K, all share numbers are presented on a post-2014 Reverse Split basis.

2014 Public Offering

On August 27, 2014, we completed a public offering (the “2014 Public Offering”) of 2,000 Units (the “Units”) for $10,000 per Unit, with each Unit consisting of 2,000 shares of our common stock and 2,000 warrants to purchase one share of our common stock. In aggregate, we issued 4,000,000 shares of our common stock (excluding 600,000 shares of common stock sold by certain stockholders to the underwriters) and 4,600,000 warrants to purchase shares of our common stock (inclusive of 600,000 shares of common stock we sold from the full exercise of the overallotment option of warrants granted to the underwriters). Subject to certain ownership limitations, the warrants are exercisable at any time within five years of their issuance date at an exercise price of $5.00 per share. Our total gross proceeds from the offering were $20,000,006. After deducting underwriting discounts, commissions and offering expenses payable by us, we received aggregate net proceeds totaling approximately $18.0 million.

We retained underwriters in connection with the 2014 Public Offering, and pursuant to the terms of an underwriting agreement, we paid the underwriters an aggregate fee totaling approximately $1,675,000. In addition, we issued the underwriters 120,000 warrants at the closing of the 2014 Offering, each warrant entitling the holder to purchase one share of our common stock for $6.25 at any time within five years of their issuance date.

In connection with the 2014 Public Offering, our shares began trading on the Nasdaq Capital Market.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013

Revenue:
Product	$5,501,342	$846,414
License and royalty	500,000	458,333

Total revenue	6,001,342	1,304,747

Cost of revenue	2,572,399	574,195

Gross profit	3,428,943	730,552

Operating expenses:
Sales and marketing	4,739,789	2,240,116
Research and development	6,716,689	5,399,775
General and administrative	4,422,180	3,013,104

Total operating expenses	15,878,658	10,652,995

Operating loss	(12,449,715)	(9,922,443)

Other income and (expenses):
Interest expense, net	(503,044)	(2,877,627)
Contingent earn-out adjustment	229,300	—
Gain (loss) on revaluation of derivative liabilities, net	2,200,200	(506,195)
Gain on settlement of derivative liability	—	1,012,351
Loss on extinguishment of debt	(128,546)	(4,970,410)
Issuance of warrants due to organic change	—	(2,553,318)
Gain on liquidation of subsidiary	—	3,386,297
Miscellaneous income (expense)	(37,958)	171,414

Total other income and (expenses)	1,759,952	(6,337,488)

Net loss before provision for income taxes	(10,689,763)	(16,259,931)

Provision for income taxes	3,100	6,341

Net loss	$(10,692,863)	$(16,266,272)

Product Revenue

The following table represents our product revenue for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$5,501,342	$846,414	550%

For the year ended December 31, 2014, product revenue increased by $4,654,928, or 550%, as compared to the year ended December 31, 2013. The increase is primarily due to revenue from the newly-acquired Apollo Business, which accounted for 39% of our product revenue in the year ended December 31, 2014, compared to none in 2013. We also increased sales of SmartChip Real-Time PCR Systems and SmartChip Target Enrichment Systems (“TE”, launched in mid-2013), which represented 41% of our product revenue in the year ended December 31, 2014, and were more than 3.5 times the revenue in 2013. There was also a significant increase in sales of our Real-Time PCR Chip panels and other projects and services, which represented 20% of product revenue in the year ended December 31, 2014, and were more than 5 times the revenue in 2013.

License and Royalty Revenue

The following table represents our license and royalty revenue for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$500,000	$458,333	9%

For the year ended December 31, 2014, license and royalty revenue increased by $41,667, or 9%, as compared to the year ended December 31, 2013. This increase reflects revenue recognition for one additional month of license and royalty fees in the year ended December 31, 2014, as compared to the year ended December 31, 2013. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table represents our cost of product revenue for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$2,572,399	$574,195	348%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the year ended December 31, 2014, cost of product revenue increased by $1,998,204, or 348%, as compared to the year ended December 31, 2013. The increase related primarily to the increase in units sold, which also increased our product revenue. This was offset by improved profit margins, which increased from 32% to 53% of product revenue. These improved margins were caused principally by reductions in the provision for excess inventory and by an increase in the percentage of revenue from consumables, which generate higher margins than system sales.

Sales and Marketing

The following table represents our sales and marketing expenses for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$4,739,789	$2,240,116	112%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the year ended December 31, 2014, sales and marketing expenses increased by $2,499,673, or 112%, as compared to the year ended December 31, 2013. The increase resulted primarily from increases in headcount largely due to our hiring employees with the Apollo Business and increased European sales activity. Additional expense also arose due to amortization related to intangible assets acquired with the Apollo Business, recruitment costs, an out-of-court settlement, increased commissions due to increased revenue and the scale-up of marketing activities, including travel and subsistence and the cost of presenting at one major trade show.

We expect sales and marketing expenses will increase during 2015 as we build our sales and marketing headcount and activities to commercialize our products and increase sales-based commissions.

Research and Development

The following table represents our research and development expenses for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$6,716,689	$5,399,775	24%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the year ended December 31, 2014, research and development expenses increased $1,316,914, or 24%, as compared to the year ended December 31, 2013. The increase resulted primarily from increases in headcount, most notably due to hiring our new Chief Technology Officer and other staff to work on the single cell project plus employees acquired with the Apollo Business. The increase in single cell development activity resulted in increased reagent and other material costs. These increases were offset by reductions in the cost of instrument development following the launch of TE, along with lower depreciation costs.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future, although we expect these expenses will continue to decline as a percentage of revenue.

General and Administrative

The following table represents our general and administrative expenses for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$4,422,180	$3,013,104	47%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, investor relations and general management, as well as professional fees, such as expenses for legal and accounting services. For the year ended December 31, 2014, general and administrative expenses increased $1,409,076, or 47%, as compared to the year ended December 31, 2013. The increase resulted primarily from recording a non-cash charge of approximately $600,000 related to stock options awarded to our Chief Executive Officer in May 2014, an increase in accrued performance bonuses, an increase in consultancy costs, principally due to outsourcing the CFO and controller functions between late March and late August and the acquisition of the Apollo Business, and the hiring of a Chief Operating Officer in August. This was offset by the absence of a one-time accrual of a discretionary bonus awarded to our CEO, the accrual of retention incentives for other U.S. employees and severance costs for Malaysian employees, along with a reduction in legal fees incurred in conjunction with our capital restructuring in 2013.

We expect our general and administrative expenses to remain at a similar level in 2015.

Interest Expense, net

The following table represents our interest expense, net for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$503,044	$2,877,627	(83)%

For the year ended December 31, 2014, net interest expense decreased $2,374,583, or 83%, as compared to the year ended December 31, 2013. The decrease was primarily due to the absence of charges for 5% interest and amortization of the debt discount and loan origination fees related to the convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000 issued in a May 2011 private placement of our securities following their conversion into equity securities on August 27, 2013.

This decrease was offset by interest on the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), and on the IntegenX Note until it was repaid on September 12, 2014. We also incurred an interest charge of approximately $100,000 related to the interest element of our contingent earn-out adjustment relating to the Apollo Business acquisition.

Interest on the MTDC Notes is expected to be approximately $370,000 in 2015, rising each year up to $732,000 in 2019, the last full year before this debt matures. There will also be a charge totaling $70,000 related to our earn-out contingency over the next two years.

Contingent Earn-out Adjustment

The following table represents income recorded from our contingent earn-out adjustment for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$229,300	$—	N/A

Our contingent earn-out adjustment represents the impact of change in the estimated fair value of acquisition earn-outs, all of which relates to Covered Revenues from the Apollo Business acquired on January 6, 2014. The fair value of acquisition earn-out contingencies is based on expectations and other such estimates related to the specific earn-out target, all of which are subject to modification with changing circumstances until the contingency is resolved. The fair value of acquisition earn-out contingencies prior to resolution is determined using a modeling technique with significant unobservable inputs calculated using a probability-weighted approach. Key assumptions include discount rates for present value factor, which are based on industry specific weighted average cost of capital, adjusted for, among other things, time and risk, as well as forecasted annual earnings before interest, taxes, depreciation and amortization and forecasted annual revenues over the life of the earn-outs. Adjustments to the fair value of earn-outs are included in earnings, with the portion of the adjustment relating to the time value of money being recorded as interest expense, net and the non-interest portion of the change in earn-outs as a separate non-operating item in the statement of operations.

During the year ended December 31, 2014, as a result of the assessment of actual and projected revenue scenarios, the Company determined that revenues were expected to be below the amounts estimated at the time of the acquisition. No amounts were payable with respect to 2014 revenue, and the probability-weighted estimates of revenue in 2015 and 2016 have been reassessed downwards, resulting in an adjustment of $229,300 (before the interest expense offset) in the year ended December 31, 2014. Should actual Covered Revenues in 2015 and 2016 exceed our estimates, a charge will be recorded, whereas if they fall short of our latest estimates, additional non-operating income will be reported.

Gain (Loss) on Revaluation of Derivative Liabilities, net

The following table represents the gain (loss) on revaluation of derivative liabilities, net for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$2,200,200	$(506,195)	N/A

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

The net gain from revaluation of derivative liabilities for the year ended December 31, 2014, was $2,200,200, compared to a net loss of $506,195 for the year ended December 31, 2013. Gains and losses are directly attributable to revaluations of all of our derivatives and (with the exception of Series B CPS) result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $3.00 on December 31, 2014, compared to $20.00 on December 31, 2013, $20.00 on August 27, 2013 (the date that warrants with cash settlement provisions, our largest derivative, were issued) and $29.82 on December 31, 2012.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also increase if the volatility of our stock price increases (as occurred between August 27 and December 31, 2013, this being the principal cause of the overall loss on revaluation for that year) and decrease as the remaining term of each instrument diminishes. With the present number of warrants accounted for as liabilities, at our closing stock price of $3.00 on December 31, 2014, an increase in our share price of $1.00 would generate a revaluation loss of approximately $60,000; conversely, a decrease in our share price of $1.00 would generate a revaluation gain of approximately $60,000. Should our stock price rise above $10.00, the impact of a $1.00 change on our share price would increase to approximately $80,000.

Gain on Settlement of Derivative Liability

The following table presents the gain on settlement of derivative liability we recognized for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$—	$1,012,351	N/A

Gain on settlement of derivative liability is a one-time non-cash credit recorded as a result of the purchase of our Series B CPS from the original investor in 2013 for less than the fair value of their derivative liability on the date of purchase. There was no comparable credit in 2014 and none is expected in the future.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt we recognized for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$128,546	$4,970,410	N/A

Loss on extinguishment of debt in the year ended December 31, 2014, is a one-time non-cash charge recorded as a result of the early repayment of the IntegenX Note on September 12, 2014. Loss on extinguishment of debt in the year ended December 31, 2013, is a one-time non-cash charge recorded as a result of the CPNs being exchanged for other securities per the terms of the Exchange Agreement on August 27, 2013. No comparable costs are expected in the near future, although if the MTDC Notes had been repaid or exchanged for shares of our common stock on December 31, 2014, we would have recorded a one-time non-cash charge of approximately $3.2 million.

Issuance of Warrants due to Organic Change

The following table presents the charge for issuance of warrants that we incurred in the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$—	$2,553,318	N/A

The charge for issuance of warrants due to organic change is a one-time non-cash charge recorded as a result of the warrants issued in May 2011 (the “May 2011 Warrants”) being exchanged for securities with a greater value. Per the terms of the May 2011 Warrants, holders were entitled to compensation should an Organic Change, as defined therein, occur, and the issuance of new shares of our common stock in a private placement in August 2013 met that definition. There was no comparable charge in 2014 and none is expected in the foreseeable future.

Gain on Liquidation of Subsidiary

The following table presents the gain recognized on liquidation of a subsidiary for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$—	$3,386,297	N/A

Gain on liquidation of subsidiary in the year ended December 31, 2013, is a non-cash gain recorded as a result of the liquidation of our Malaysian subsidiary on November 26, 2013, principally due to the extinguishment of the $4,993,728 cost of Series C CPS recorded in permanent equity. Our estimate of the final gain on liquidation of subsidiary did not change in the year ended December 31, 2014. No significant gains or losses are expected in the near future, although a small gain or loss will likely be recorded in the year ended December 31, 2015, when the liquidator’s final distribution of assets is expected.

Miscellaneous Income (Expense)

The following table represents our miscellaneous income (expense) for the years ended December 31, 2014 and 2013:

Year Ended December 31,
2014	2013	% Change

$(37,958)	$171,414	N/A

For the year ended December 31, 2014, we recorded miscellaneous expense of $37,958, compared to miscellaneous income of $171,414 for the year ended December 31, 2013. Miscellaneous income and expense is the result of net foreign currency exchange gains and losses, and historically arose mainly in WGBM, our now-dissolved Malaysian subsidiary, principally due to revaluation of the inter-company account at each balance sheet date. Up until the final revaluation at the time of liquidation, WGBM had a net receivable on its dollar denominated balances, so if the value of the Malaysian Ringgit decreased against the dollar, income was recorded, whereas if it increased against the dollar, an expense was recorded. Foreign currency exchange gains and losses also arise on our subsidiary in Luxembourg, and on U.S. expenses denominated in foreign currencies. The expense in the year ended December 31, 2014, arose primarily due to the decline in value of cash and other assets denominated in Euros, due to the strengthening of the U.S. dollar. Following the liquidation of WGBM, miscellaneous income and expense is not expected to be significant in future years.

Provision for Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2014 and 2013, respectively:

Year Ended December 31,
2014	2013	% Change

$3,100	$6,341	(51)%

For the year ended December 31, 2014, we recorded a net charge of $3,100 for income taxes, all of which is for U.S. state income. For the year ended December 31, 2013, we recorded a net charge of $6,341 for income taxes, representing $3,191 for U.S. state income taxes and $3,150 for Luxembourg taxes. We have provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

From inception through December 31, 2014, we have raised a total of $3,665,991 from the issuance of notes payable, $66,037 from the sale of Series A Preferred Stock, $1,559,942 from the sale of Series B Preferred Stock, $31,226,191, net of offering costs, from the sale of common stock and warrants in various private placements, $8,842,256, net of offering costs, from the sale of CPS of WGBM, our now-dissolved Malaysian subsidiary, $1,842,760, net of origination fees, from a secured term loan, and $27,492,876, net of offering costs and liquidated damages for late registration, from the sale of the Series A-1 Convertible Preferred Stock, CPNs and warrants in a May 2011 private placement, $13,393,162, net of offering costs, from the sale of common stock, Series 1 Convertible Preferred Stock and warrants in an August 2013 private placement, and $17,971,681, net of offering costs, from the sale of common stock and warrants in the 2014 Public Offering. We also had, as of December 31, 2014, Notes with a principal amount $5,200,000 owing to MTDC, an investor in WGBM. As of December 31, 2014, we had $14,732,107 in unrestricted cash and cash equivalents, and working capital of $13,583,889.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2014 and 2013 in the amounts of $10,287,401 and $8,221,214, respectively. The cash used in operating activities in the year ended December 31, 2014, was due to cash used to fund a net loss of $10,692,863, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gain on revaluation of derivative liabilities, interest converted to principal on long-term debt, inventory provision, amortization of debt discount and loss on extinguishment of debt totaling $494,548, and cash provided by a change in working capital of $900,010. The cash used in operating activities in the year ended December 31, 2013, was due to cash used to fund a net loss of $16,266,272, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net losses on revaluation of derivative liabilities, gain on settlement of derivative liability, interest converted to principal on long-term debt, inventory provision, amortization of debt discount, loss on extinguishment of debt, issuance of warrants due to organic change and gain on liquidation of subsidiary totaling $7,236,878, and cash provided by a change in working capital of $808,180. The increase of $2,066,187 in cash used in the year ended December 31, 2014, compared to 2013, was driven primarily by the increase in the net operating loss from $9,922,443 to $12,449,715 and cash not yet provided by the increase in accounts receivable, offset by an increase in non-cash expenses (principally stock compensation and amortization of intangibles) included in the operating loss and an increase in accrued bonuses (2013 bonuses having been paid during that year).

Net Cash Used in Investing Activities

We used $2,000,000 in the year ended December 31, 2014, to acquire the Apollo Business. Further, we used $334,592 and $91,545 in the years ended December 31, 2014 and 2013, respectively, to acquire property and equipment. In addition, we transferred cash of $433,411 to WGBM’s liquidator in the year ended December 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2014, was $16,645,454, being $17,971,681 from the issuance of common stock and warrants in the 2014 Public Offering, offset by $1,318,219 used to repay the IntegenX Note and $8,008 to repay a capital lease. Cash provided by financing activities in the year ended December 31, 2013, was $13,393,162, all from the issuance of common stock, Series 1 Convertible Preferred Stock and warrants in an August 2013 private placement, offset by the $70,000 we used to acquire WGBM’s Series B CPS.

Availability of Additional Funds

We believe funds available at December 31, 2014, along with our revenue, are sufficient to fund our operations into 2016. To continue our operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities in the near term, we consider it likely that additional capital will be needed to sustain our operations before we achieve profitability. We have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain additional capital as needed we may not be able to continue our efforts to develop and commercialize our products and services and may be forced to significantly curtail or suspend our operations.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc., WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary and, prior to its liquidation, WGBM, our now-dissolved Malaysian subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.  We believe substantial uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, a full valuation allowance is required, amounting to approximately $35,000,000 at December 31, 2014. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $942,587 and $321,140, net of estimated forfeitures, for the years ended December 31, 2014 and 2013, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2014 and 2013, respectively, were $6.33 and $37.25. These fair values were estimated using the following assumptions:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected term of the options on the measurement date. Since August 2013, when we reduced our leverage through an exchange of previously issued preferred stock and convertible promissory notes for shares of our common stock, we have applied a reduced weighting to our own historic volatility during the period in which we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Our derivatives are revalued at each balance sheet date, and at the time of issuance and settlement, and are estimated making assumptions regarding the following variables:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. Since August 2013, when we reduced our leverage through an exchange of previously issued preferred stock and convertible promissory notes for shares of our common stock, we have applied a reduced weighting to our own historic volatility during the period in which we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Contractual Obligations

In October, 2009, we signed an operating lease for 19,186 square feet of office and laboratory space for our headquarters in Fremont, California, covering the period November 1, 2009 through April 30, 2015, which was amended in June 2012 and again in June 2014, extending the period of the lease until April 30, 2018. The remaining expenditure commitment as of

December 31, 2014, is approximately $1.5 million, plus maintenance fees. In addition, we have obligations under two capital leases for equipment totaling $0.4 approximately million.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2014, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WaferGen Bio-systems, Inc.

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaferGen Bio-systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

San Jose, California
March 17, 2015

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,732,107	$10,708,646
Accounts receivable	1,481,250	367,266
Inventories, net	812,778	292,650
Prepaid expenses and other current assets	379,543	350,540

Total current assets	17,405,678	11,719,102

Property and equipment, net	869,304	269,618
Goodwill	990,000	—
Intangible assets, net	1,362,100	—
Other assets	79,898	42,209

Total assets	$20,706,980	$12,030,929

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,494,208	$980,887
Accrued payroll and related costs	1,379,449	289,053
Other accrued expenses	831,561	1,143,335
Current portion of long-term debt	116,571	—

Total current liabilities	3,821,789	2,413,275

Long-term debt, net of discount and current portion	2,235,671	1,683,942
Derivative liabilities	126,168	9,147,507
Other liabilities	443,482	—

Total liabilities	6,627,110	13,244,724

Commitments and contingencies (Notes 7 and 17)	—	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 0 and 2,944.7080 shares of Series 1 Convertible Preferred Stock issued and outstanding at December 31, 2014 and 2013	—	13,595,662
Common Stock: $0.001 par value; 300,000,000 shares authorized; 5,884,768 and 911,256 shares issued and outstanding at December 31, 2014 and 2013	105,610,902	66,028,712
Accumulated deficit	(91,531,032)	(80,838,169)

Total stockholders’ equity (deficit)	14,079,870	(1,213,795)

Total liabilities and stockholders’ equity (deficit)	$20,706,980	$12,030,929

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013

Revenue:
Product	$5,501,342	$846,414
License and royalty	500,000	458,333

Total revenue	6,001,342	1,304,747

Cost of revenue	2,572,399	574,195

Gross profit	3,428,943	730,552

Operating expenses:
Sales and marketing	4,739,789	2,240,116
Research and development	6,716,689	5,399,775
General and administrative	4,422,180	3,013,104

Total operating expenses	15,878,658	10,652,995

Operating loss	(12,449,715)	(9,922,443)

Other income and (expenses):
Interest expense, net	(503,044)	(2,877,627)
Contingent earn-out adjustment	229,300	—
Gain (loss) on revaluation of derivative liabilities, net	2,200,200	(506,195)
Gain on settlement of derivative liability	—	1,012,351
Loss on extinguishment of debt	(128,546)	(4,970,410)
Issuance of warrants due to organic change	—	(2,553,318)
Gain on liquidation of subsidiary	—	3,386,297
Miscellaneous income (expense)	(37,958)	171,414

Total other income and (expenses)	1,759,952	(6,337,488)

Net loss before provision for income taxes	(10,689,763)	(16,259,931)

Provision for income taxes	3,100	6,341

Net loss	(10,692,863)	(16,266,272)

Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	—	(898,623)
Series A-1 preferred dividend	—	(547,171)

Net loss attributable to common stockholders	$(10,692,863)	$(17,712,066)

Net loss per share - basic and diluted	$(4.17)	$(58.16)

Shares used to compute net loss per share - basic and diluted	2,567,063	304,527

Comprehensive Loss:

Net loss	$(10, 692,863)	$(16,266,272)

Foreign currency translation adjustments	—	(201,975)

Total comprehensive loss	$(10, 692,863)	$(16,468,247)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series C								Accumulated
	Convertible Preference		Preferred Stock						Other
	Shares of Subsidiary		Series A-1	Series 1		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balances as of January 1, 2013	3,233,734	$4,993,728	2,937,500	—	$9,838,569	41,937	$49,934,027	$(64,571,897)	$204,629	$399,056

Share round-ups in reverse stock split	—	—	—	—	—	70	—	—	—	—

Exchange of Series A-1 Convertible Preferred Stock, convertible promissory notes and warrants for common stock, Series 1 Convertible Preferred Stock and warrants	—	—	(2,937,500)	2,987.0168	5,188,175	106,732	5,150,712	—	—	10,338,887

Issuance of common stock, Series 1 Convertible Preferred Stock and warrants for cash, net of offering costs of $2,791,359	—	—	—	646.0351	1,746,989	589,375	7,220,102	—	—	8,967,091

Redemption of Series B convertible preference shares of subsidiary	—	—	—	—	—	—	1,123,200	—	—	1,123,200

Conversion of Series 1 Convertible Preferred Stock into common stock	—	—	—	(688.3439)	(3,178,071)	173,142	3,178,071	—	—	—

Extinguishment of Series C convertible preference shares and accumulated other comprehensive income on liquidation of subsidiary	(3,233,734)	(4,993,728)	—	—	—	—	—	—	(2,654)	(4,996,382)

Accretion on Series 1 Convertible Preferred Stock associated with beneficial conversion feature	—	—	—	—	—	—	(898,623)	—	—	(898,623)

Stock-based compensation	—	—	—	—	—	—	321,223	—	—	321,223

Net loss	—	—	—	—	—	—	—	(16,266,272)	—	(16,266,272)

Translation adjustment	—	—	—	—	—	—	—	—	(201,975)	(201,975)

Balances as of December 31, 2013	—	$—	—	2,944.7080	$13,595,662	911,256	$66,028,712	$(80,838,169)	$—	$(1,213,795)

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series 1 Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balances as of January 1, 2014	2,944.7080	$13,595,662	911,256	$66,028,712	$(80,838,169)	$(1,213,795)

Share round-ups in reverse stock split	—	—	573	—	—	—

Issuance of common stock and warrants for cash, net of offering costs of $2,424,091	—	—	4,000,000	17,575,915	—	17,575,915

Issuance of warrants to underwriters	—	—	—	395,766	—	395,766

Conversion of Series 1 Convertible Preferred Stock into common stock	(2,944.7080)	(13,595,662)	740,695	13,595,662	—	—

Reclassification of warrants following change of terms to remove cash settlement provision	—	—	—	6,821,139	—	6,821,139

Restricted stock units issued for services, net of forfeitures	—	—	231,412	—	—	—

Stock-based compensation	—	—	832	1,193,708	—	1,193,708

Net loss	—	—	—	—	(10,692,863)	(10,692,863)

Balances as of December 31, 2014	—	$—	5,884,768	$105,610,902	$(91,531,032)	$14,079,870

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(10,692,863)	$(16,266,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821,776	692,489
Stock-based compensation	1,193,708	321,223
(Gain) loss on revaluation of derivative liabilities, net	(2,200,200)	506,195
Gain on settlement of derivative liability	—	(1,012,351)
Interest converted to principal on long-term debt	68,219	547,866
Provision for excess and obsolete inventory	(840,544)	(77,568)
Amortization of debt discount	333,947	2,121,593
Loss on extinguishment of debt	128,546	4,970,410
Issuance of warrants due to organic change	—	2,553,318
Gain on liquidation of subsidiary	—	(3,386,297)
Change in operating assets and liabilities:
Accounts receivable	(1,113,984)	(60,921)
Inventories	819,261	280,404
Prepaid expenses and other assets	(66,692)	(51,532)
Accounts payable	513,321	506,464
Accrued payroll and related costs	1,026,396	52,535
Other accrued expenses	(278,292)	81,230

Net cash used in operating activities	(10,287,401)	(8,221,214)

Cash flows from investing activities:
Purchase of property and equipment	(334,592)	(91,545)
Acquisition of business	(2,000,000)	—
Cash of former subsidiary transferred to liquidator	—	(433,411)

Net cash used in investing activities	(2,334,592)	(524,956)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants (and Series 1 Convertible Preferred Stock in 2013 only)	17,971,681	13,393,162
Repayment of capital lease obligations	(8,008)	—
Repayment of promissory note	(1,318,219)	—
Purchase of Series B convertible preference shares of former subsidiary	—	(70,000)

Net cash provided by financing activities	16,645,454	13,323,162

Effect of exchange rates on cash	—	(197,099)

Net increase in cash and cash equivalents	4,023,461	4,379,893

Cash and cash equivalents at beginning of the period	10,708,646	6,328,753

Cash and cash equivalents at end of the period	$14,732,107	$10,708,646

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for interest	$70,796	$4,341
Cash paid for income taxes	$3,100	$28,559
Cash (received) for income taxes	$—	$(1,051)

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired with capital leases	$363,815	$—
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$6,821,139	$—
Inventory transferred to property and equipment	$107,155	$—
Issuance of promissory note, net of debt discount, in business acquisition	$1,100,000	$—
Initial valuation of revenue earn-out contingency in business acquisition	$410,000	$—
Exchange of convertible promissory notes for common stock and Series 1 convertible preferred stock	$—	$6,035,360
Exchange of Series A-1 convertible preferred stock for common stock and Series 1 convertible preferred stock	$—	$9,838,569
Issuance of warrants to underwriters and placement agents	$395,766	$1,147,021
Accretion on Series 1 convertible preferred stock associated with beneficial conversion feature	$—	$898,623
Issuance of long-term debt, net of debt discount, upon liquidation of subsidiary	$—	$1,656,684
Extinguishment of Series C convertible preference shares upon liquidation of subsidiary	$—	$4,993,728

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

On January 24, 2008, the Company formed a subsidiary, WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), in Malaysia. Prior to WGBM’s liquidation on November 26, 2013, the Company owned 100% of the common stock and 17.2% (comprising shares that had been assumed by the Company) of the preference shares of this entity, with the remaining preference shares owned by Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”). See Notes 7 and 8 below.

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

The 2013 Reverse Split and 2014 Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the combined impact of the 2013 Reverse Split and the 2014 Reverse Split on a retroactive basis.

On August 27, 2013, the Company entered into an exchange agreement (the “Exchange Agreement”) with investors who, in May 2011, purchased (i) certain shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share, (ii) certain convertible promissory notes (“CPNs”) convertible into shares of Series A-2 Convertible Preferred Stock, par value $0.001 per share, and (iii) certain warrants (the “2011 Warrants” and together with the Series A-1 Convertible Preferred Stock and the CPNs, the “2011 Securities”) to purchase shares of common stock. Pursuant to the Exchange Agreement, these investors agreed to exchange all their 2011 Securities for shares of the Company’s common stock, shares of newly designated Series 1 Convertible Preferred Stock, par value $0.001 per share, and warrants to purchase shares of common stock (the “2013 Exchange”). In the aggregate, the Company exchanged Series A-1 Convertible Preferred Stock with a liquidation preference of $17,081,913, CPNs with a principal amount of $17,084,894 and 2011 Warrants exercisable for 56,518 shares of common stock for 2,987.0168 shares of Series 1 Convertible Preferred Stock, 106,732 shares of our common stock and warrants exercisable for 236,900 shares of common stock. These warrants are exercisable at any time before August 27, 2018, at an exercise price of $26.00 per share, with cashless exercise permitted.

The Company employed an Option Pricing Model to determine the relative fair values of securities surrendered in the 2013 Exchange, using a stock price of $20.00 and assumptions including estimated volatility of 84.26%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The relative fair value assigned to the CPNs was

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

$10,422,956. The excess of this amount over the net carrying amount of the liabilities relating to CPNs of $5,452,546 on the exchange date was recorded as loss on extinguishment of debt of $4,970,410 within other income and expenses. The balance related to Series A-1 Convertible Preferred Stock was transferred to additional paid-in capital within stockholders’ equity. The exchange of warrants is further described in Note 11.

On August 27, 2013 and September 30, 2013, the Company completed a private placement offering (the “2013 Private Placement”) with certain accredited investors for the sale of units at $50,000 per unit (“Unit”). Each Unit consisted of (1) either 2,500 shares of our common stock or 9.9390 shares of the Series 1 Convertible Preferred Stock and (2) warrants to purchase 1,250 shares of common stock. At the initial closing of the offering on August 27, 2013, the Company received gross proceeds of $13,668,500 and issued a total of 520,925 shares of common stock, 646.0351 shares of Series 1 Convertible Preferred Stock (convertible into a total of 162,500 shares of common stock) and 341,713 warrants. At the second and final closing of the offering on September 30, 2013, the Company received gross proceeds of $1,369,000 and issued a total of 68,450 shares of common stock and 34,225 warrants.

In total, the Company sold an aggregate of 589,375 shares of common stock, 646.0351 shares of Series 1 Convertible Preferred Stock and warrants to purchase 375,938 shares of common stock for $26.00 in the 2013 Private Placement, and received aggregate gross proceeds of $15,037,500. The Company incurred issuance costs in connection with the 2013 Private Placement totaling $2,791,359 (including the fair value of unit warrants issued to the placement agent of $1,147,021, as discussed below). The following reflects the allocation of these proceeds to the new securities issued:

Security / Account	Allocated Fair Value	Issuance Costs	Final Allocation

Common stock	$8,508,451	$(2,186,972)	$6,321,479
Series 1 Convertible Preferred Stock	2,351,376	(604,387)	1,746,989
Warrants	4,177,673	—	4,177,673

Total	$15,037,500	$(2,791,359)	$12,246,141

Subject to certain ownership limitations, the warrants are exercisable at any time within five years of the applicable issuance date at an initial exercise price of $26.00 per share with cashless exercise in the event a registration statement covering the resale of the shares of common stock underlying the warrants is not in effect within six months of the issuance of the warrants. According to the warrants’ terms at the time of issuance, a fundamental transaction could have given rise to an obligation of the Company to pay cash to its warrant holders, which prevented them from being accounted for within stockholders’ equity. Accordingly, they were recorded as liabilities on their issuance date and were revalued at each reporting date, with the change in their fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations until such time as their terms were amended (see Note 11).

The Company retained a placement agent in connection with the 2013 Private Placement, and pursuant to the terms of a placement agent agreement, the Company paid the placement agent an aggregate fee totaling approximately $1,339,750. In addition, the Company issued the placement agent 23.34 unit warrants at the initial closing and 2.54 unit warrants at the final closing. Each unit warrant entitles the placement agent to purchase a Unit for $50,000 with terms identical to those issued in the 2013 Private Placement, except that the warrants expire on the fifth anniversary of the issuance date of the unit warrant. The fair value of the 23.34 unit warrants issued on August 27, 2013, was estimated to be $1,036,605, using a closing stock price of $20.00 and assumptions including estimated volatility of 84.27%, a risk-free interest rate of 1.16%, a zero dividend rate and an estimated remaining term of 4.00 years. The fair value of the 2.54 unit warrants issued on September 30, 2013, was estimated to be $110,416, using a closing stock price of $19.60 and assumptions including estimated volatility of 85.06%, a risk-free interest rate of 1.01%, a zero dividend rate and an estimated remaining term of 4.00 years. The total estimated fair value of $1,147,021 was included in the 2013 Private Placement offering costs.

On January 6, 2014, the Company acquired substantially all of the assets of the product line of IntegenX Inc. (“IntegenX”) used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing (“NGS”), including the Apollo 324™ instrument and the PrepX™ reagents (the “Apollo Business”). See Note 3 below.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The Company retained underwriters in connection with the 2014 Public Offering, and pursuant to the terms of an underwriting agreement, the Company paid the underwriters an aggregate fee totaling approximately $1,675,000. In addition, the Company issued the underwriters 120,000 warrants at the closing of the 2014 Offering, each warrant entitling the holder to purchase one share of common stock for $6.25 at any time within five years of their issuance date. The aggregate fair value of these warrants when they were issued on August 27, 2014, was estimated to be $395,766, using a closing stock price of $4.60 and assumptions including estimated volatility of 108.07%, a risk-free interest rate of 1.48%, a zero dividend rate and an estimated remaining term of 4.50 years. This estimated fair value was recorded in offering costs.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the Statement of Operations as “Impairment of goodwill.”

Long-lived intangibles are carried at cost less accumulated amortization and are subject to review for impairment when events or circumstances indicate that the carrying value may not be recoverable (See also the Company’s accounting policy for “Impairment of Long-Lived Assets.”) Amortization is recognized over the estimated useful life of the respective asset on a straight-line basis except for customer lists, which are amortized in proportion to the present value of projected cash flows within their estimated useful lives, since this methodology more closely reflects the pattern in which economic benefits are derived.

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

Advertising Costs.  Advertising costs of nil were expensed as incurred in the years ended December 31, 2014 and 2013.

Deferred Financing Costs.  Costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense using the effective interest method. The unamortized amounts are included in other assets.

Impairment of Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired in 2014 and 2013.

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

Governmental Subsidies.  Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $559,442 and $311,079 in the years ended December 31, 2014 and 2013, respectively, which were offset against operating expenses in the statement of operations.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Recent Accounting Pronouncements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies the circumstances under which discontinued operations should be reported and

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

increases the disclosure requirements. ASU 2014-08 is effective for annual periods beginning after December 15, 2014, and interim periods within those years, and became effective for the Company on January 1, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will add guidance to U.S. GAAP that is presently available only in auditing standards, and provide clarification of such guidance. Further, an assessment of going concern will be required at each interim reporting period (in addition to the existing auditing guideline of an annual assessment), and will require a look-forward period of one year from the date of issuance (as opposed to the existing auditing guideline of one year from the balance sheet date). ASU 2014-15 is effective for annual periods ending after December 15, 2016, with early adoption permitted, and will become effective for the Company for the year ending December 31, 2016, and for each interim period thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Under ASU 2015-01, items which are both unusual in nature and infrequent in occurrence will be reported as a separate line item in the Statement of Operations in accordance with the guidance that is already in place for unusual items (those items that are either unusual in nature or infrequent in occurrence). ASU 2015-01 is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company has adopted this standard effective January 1, 2014, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). Under ASU 2015-02, the guidelines for determining whether certain legal entities should be consolidated will be amended. ASU 2015-02 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company has adopted this standard effective January 1, 2014, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

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

The total purchase price for the Apollo Business is summarized as follows:

Cash	$2,000,000
Promissory note (see Note 7)	1,100,000
Contingent earn-out payments	410,000

Total	$3,510,000

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The contingent consideration arrangement requires the Company to pay IntegenX a percentage of revenues, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. This is measured as a Level 3 fair value liability (see Note 13).

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

In addition, the Company incurred and expensed costs directly related to this acquisition totaling approximately $140,000, of which $95,000 and $45,000 was incurred in the years ended December 31, 2014 and 2013, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Selected amounts related to the Apollo Business included in the Company’s consolidated statement of operations for the year ended December 31, 2014, are as follows:

Revenue	$2,121,696

Net loss	$(2,499,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of WaferGen Bio-systems, Inc. and subsidiaries with those of the Apollo Business as though these entities were combined as of January 1, 2013. The results of the Apollo Business for the year ended December 31, 2013, are based on the actual historic Abbreviated Financial Statements prepared for the year ended December 31, 2013, and for the year ended December 31, 2014, are based on the Company’s results of operations, adjusted for estimated operating expenses in the five days prior to the acquisition. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the additional charges for interest expense on acquisition-related borrowing, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2013. This unaudited pro forma information is summarized as follows:

	Year Ended December 31,
	2014	2013

Total revenue	$6,001,342	$4,245,586

Net loss	$(10,491,119)	$(17,593,069)

Net loss per share - basic and diluted	$(4.09)	$(62.52)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2013.

NOTE 4.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Raw materials	$54,620	$125,068

Work in process	250,935	46,974

Finished goods	507,223	120,608

Inventories, net	$812,778	$292,650

NOTE 5.  Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Equipment	$3,080,849	$2,161,715
Tools and molds	11,543	11,543
Leasehold improvements	85,711	82,848
Furniture and fixtures	95,083	93,518

Total property and equipment	3,273,186	2,349,624

Less accumulated depreciation and amortization	(2,403,882)	(2,080,006)

Property and equipment, net	$869,304	$269,618

Depreciation and amortization expense related to property and equipment totaled $323,876 and $692,489 for the years ended December 31, 2014 and 2013, respectively. Equipment includes the following amounts under leases at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Cost	$455,162	$—
Accumulated depreciation	—	—

Total	$455,162	$—

NOTE 6.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the year ended December 31, 2014, were as follows:

Balance at January 1, 2014	$—

Additions (see Note 3)	990,000

Balance at December 31, 2014	$990,000

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other intangible assets as of December 31, 2014, consist of:

	Gross	Note
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Purchased technology	$360,000	$100,000	$260,000
Customer lists and trademarks	1,500,000	397,900	1,102,100

Total as of December 31, 2014	$1,860,000	$497,900	$1,362,100

The estimated future amortization expenses by fiscal year are as follows:

Year ending December 31,
2015	$449,900
2016	421,000
2017	313,900
2018	148,500
2019	28,800

Total amortization	$1,362,100

Intangible asset amortization expense for the years ended December 31, 2014 and 2013, was $497,900 and nil, respectively.

NOTE 7.  Long Term Obligations

On May 27, 2011, the Company sold convertible promissory notes (“CPNs”) in the aggregate principal amount of $15,275,000, convertible into an aggregate of approximately 2,679,824 shares of Series A-2 Convertible Preferred Stock (see Note 9) at a price of $5.70 per share, with each 99.39 shares being convertible into one share of common stock. The CPNs were sold along with Series A-1 Convertible Preferred Stock and warrants for aggregate gross proceeds of $30,550,000, which after deducting issuance costs of $2,524,963 left net proceeds of $28,025,037. Interest on the CPNs accrued at a rate of 5% per annum, and could either be paid on the last day of each fiscal quarter, or added to the principal amount of the notes, at the Company’s option.

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

The fair value of this derivative liability at December 31, 2012, was estimated to be $274,928. It had diminished to nil by the time of the 2013 Exchange. The decrease in the fair value of this derivative liability of $274,928 during the year ended December 31, 2013, was recorded as a revaluation gain (see Note 13). The Company recorded a loss on early extinguishment of debt of $4,970,410 as a result of the 2013 Exchange (see Note 1).

On August 15, 2013, the Company issued WGBM notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and MTDC (see Notes 1 and 8), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

MTDC Notes Payable:
Face value	$5,200,000	$5,200,000
Debt discount, net of accumulated amortization of $339,751 and 27,258 at December 31, 2014 and 2013, respectively	3,203,565	3,516,058

Notes payable, net of debt discount	$1,996,435	$1,683,942

At any time prior to their maturity date, the Company may issue MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $3.4019 in the 30 days preceding December 31, 2014, the MTDC Notes could have been settled by issuing 1,528,558 shares of the Company’s common stock.

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

The IntegenX Note was recorded using an effective interest rate of 11.60% and is summarized as follows at December 31 and January 6, 2014:

	December 31, 2014	January 6, 2014

IntegenX Notes Payable:
Face value	$1,250,000	$1,250,000
Interest added to principal	68,219	—
Stated value	1,318,219	1,250,000
Debt discount, net of accumulated amortization of $21,454 and nil at September 12 and January 6, 2014, respectively	128,546	150,000

Notes payable, net of debt discount, prior to repayment	1,189,673	1,100,000

Loss on extinguishment of debt	128,546	—
Balance repaid to IntegenX	(1,318,219)	—

Notes payable, net of debt discount	$—	$1,100,000

The Company recorded a loss on early extinguishment of debt of $128,546 as a result of the repayment of the IntegenX Note on September 12, 2014.

The Company leases office space for use in its operations under a non-cancellable operating lease that expires in April 2018. The Company also leases equipment under two capital leases that expires in December 2017 and January 2018.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Aggregate future minimum obligations for leases in effect as of December 31, 2014, are as follows:

	Operating Leases	Capital Leases

Year ending December 31,
2015	$438,707	$129,284
2016	451,868	129,284
2017	465,424	120,189
2018	159,796	—

Total minimum obligations	$1,515,795	378,757

Amounts representing interest		(22,950)

Present value of future minimum payments		355,807

Current portion of long term obligations		(116,571)

Long term obligations, less current portion		$239,236

Rent expense totaled $365,665 and $604,558 for the years ended December 31, 2014 and 2013, respectively.

NOTE 8.  Convertible Preference Shares of Subsidiary

Prior to its dissolution in November 2013, in 2008, the Company’s former Malaysian subsidiary, WGBM, issued Series A Convertible Preference Shares (“CPS”) to MTDC (see Notes 1 and 7), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription and Shareholders’ Agreement dated May 8, 2008, at the U.S. dollar equivalent of $2.25 per share. In 2009 and 2010, WGBM issued Series B CPS to Expedient Equity Ventures Sdn. Bhd. (“EEV”) and Prima Mahawangsa Sdn. Bhd. (“PMSB”), both venture capital and development firms in Malaysia, in a private placement under a Share Subscription Agreement dated April 3, 2009, (“Series B SSA”) at the U.S. dollar equivalent of $2.25 per share. In 2009, WGBM issued Series B CPS to Kumpulan Modal Perdana Sdn. Bhd. (“KMP”), a venture capital and development firm in Malaysia, in a private placement under a Share Subscription Agreement dated July 1, 2009, at the U.S. dollar equivalent of $2.25 per share.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

On October 11, 2013, the Company purchased the remaining Series B CPS for $70,000. Series B CPS derivative liability fair values at October 11, 2013 and December 31, 2012, were estimated to be $1,082,351 and $1,210,909, respectively, using a closing stock price of $20.00 and $29.82, respectively, and based on the following assumptions:

	October 11, 2013	December 31, 2012

Risk-free interest rate	0.07%	0.16%
Expected remaining term	0.48 Years	1.00 Years
Expected volatility	97.39%	125.53%
Dividend yield	0%	0%

The net decrease in the fair value of this derivative liability of $128,558 during the period ended October 11, 2013, was recorded as a revaluation gain (see Note 13). The difference between the fair value of the derivative liability and the amount for which it was settled on October 11, 2013, was recorded as a gain on settlement of derivative liability of $1,012,351.

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

The Series A CPS derivative liability fair values at November 26, 2013, the date on which WGBM was liquidated, and December 31, 2012, were estimated to be $446,602 and $619,652, respectively, using a closing stock price of $20.00 and $29.82, respectively, and based on the following assumptions:

	November 26, 2013	December 31, 2012

Risk-free interest rate	0.07%	0.11% - 0.15%
Expected remaining term	0.08 Years	0.55 - 0.90 Years
Expected volatility	175.31%	123.55 - 127.94%
Dividend yield	0%	0%

The net decrease in the fair value of this derivative liability of $173,050 during the period ended November 26, 2013, was recorded as a revaluation gain (see Note 13). The fair value of this derivative liability on November 26, 2013, was considered in the determination of the gain on liquidation of subsidiary.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The net sum of $4,993,728 received on issuance of Series C CPS was recorded in stockholders’ equity; this sum was considered in the determination of the gain on liquidation of subsidiary on November 26, 2013. WGBM was authorized to issue 200,000,000 preference shares with a par value of RM0.01. Due to the liquidation of WGBM, no shares remained authorized, issued or outstanding as of December 31, 2014 or 2013.

NOTE 9.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective August 27, 2013, the Company designated 3,663 shares as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock has no voting rights, and holders are entitled to a liquidation preference equal to $0.001 per share. Each share of Series 1 Convertible Preferred Stock was convertible into 251.53436 shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.98% of the common stock following conversion.

On August 27, 2013, the Company issued 2,987.0168 shares of Series 1 Convertible Preferred Stock in conjunction with the Exchange Agreement (see Note 1) and sold 646.0351 shares of Series 1 Convertible Preferred Stock in the 2013 Private Placement (see Note 1). The Company recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series 1 Convertible Preferred Stock. Since this preferred stock was immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $898,623 was recorded as a one-time accretion expense. As of December 31, 2014, all the 3,633.0519 shares of Series 1 Convertible Preferred Stock have been converted into 913,837 shares of common stock.

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

Effective May 27, 2011, the Company sold an aggregate of 2,937,500 shares of Series A-1 Convertible Preferred Stock with a stated value of $5.20 per share. As of August 27, 2013, when all of the outstanding Series A-1 Convertible Preferred Stock was exchanged for common stock and Series 1 Convertible Preferred Stock in conjunction with the Exchange Agreement (see Note 1), $1,806,913 of undeclared dividends had been accrued, of which $547,171 related to the year ended December 31, 2013.

NOTE 10.  Stock Awards

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

The Company presently issues most of its awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. This includes amendments adopted by the Company’s stockholders on May 29, 2014, which increased the total number of shares authorized for issuance from 14,589 to 314,589, and on November 17, 2014, which further increased the total number of shares authorized for issuance from 314,589 to 1,214,589. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

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

The weighted average grant date fair value of options awarded in the years ended December 31, 2014 and 2013, was $6.33 and $37.25, respectively. These fair values were estimated using the following assumptions (see also Note 13):

	Year Ended December 31,
	2014	2013

Risk-free interest rate	1.43% - 1.57%	0.71% - 1.22%
Expected term	4.75 Years	4.75 Years
Expected volatility	93.89% - 105.79%	96.73% - 108.14%
Dividend yield	0%	0%

A summary of stock option and restricted stock transactions in the two years ended December 31, 2014, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Awards	Grant-Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2013	2,951	11,489	$416.70	6	$139.15
Granted	(1,887)	1,887	$49.50	—	$—
Vested	—	—	$—	(6)	$139.15
Forfeited	1,247	(1,247)	$106.67	—	$—
Canceled	468	(776)	$937.83	—	$—

Balance at December 31, 2013	2,779	11,353	$353.92	—	$—
2008 Plan Amendments	1,200,000	—	—	—	$—
Granted	(320,970)	178,490	$8.79	241,412	$4.80
Vested	—	—	$—	(6,412)	$14.00
Forfeited	10,604	(604)	$80.10	(10,000)	$4.57
Canceled	1,994	(2,027)	$204.66	—	$—

Balance at December 31, 2014	894,407	187,212	$27.35	225,000	$4.54

The following table summarizes information concerning outstanding options as of December 31, 2014:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number of	Contractual	Exercise	Intrinsic
Options	Shares	Life (in Years)	Price	Value

Outstanding	187,212	6.43	$27.35	$—
Vested and expected to vest	171,389	6.41	$29.40	$—
Exercisable	80,778	6.17	$55.35	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The aggregate intrinsic value in the preceding table represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2014, based on our common stock closing price of $3.00, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The grant date fair value of options vested in the years ended December 31, 2014 and 2013, was $899,022 and $396,304, respectively. No options were exercised during the two years ended December 31, 2014. The total fair value of restricted stock vested in the years ended December 31, 2014 and 2013, was $19,236 and $179, respectively.

The amounts expensed for stock-based compensation totaled $1,193,708 and $321,223 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,085,824. This cost is expected to be recognized over an estimated weighted average amortization period of 2.27 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 11.  Warrants

A summary of outstanding common stock warrants as of December 31, 2014, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date

Common stock	4,600,000	—	$5.00	August 2019
Common stock	120,000	—	$6.25	August 2019
Common stock	7,698	7,698	$7.59	January 2015
Common stock	612,838	110,527	$26.00	August and September 2018
Common stock	96	—	$1,459.05	December 2015
Common stock	205	—	$1,490.85	July 2015
Common stock	3,019	—	$1,540.55	July 2015
Common stock	151	—	$2,981.70	November 2015

Total	5,344,007	118,225

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, 0.35 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 2,500 shares of common stock and 1,250 warrants to purchase one share of common stock at an exercise price of $26.00, expiring in August and September 2018 (see Note 1).

The warrants expiring in August 2019 comprise 4,600,000 warrants with an exercise price of $5.00 issued to investors and 120,000 warrants with an exercise price of $6.25 issued to underwriters in the 2014 Public Offering (see Note 1).

The warrants expiring in January 2015 were originally issued in January 2010 with an exercise price of $2,484.75 and entitled the holders thereof to purchase an aggregate of 24 shares. As a result of anti-dilution adjustments with respect to such warrants pursuant to their terms, such warrants, as of December 31, 2014, had an exercise price of $7.59 and entitled the holders thereof to purchase an aggregate of 7,698 shares.

The warrants expiring in August and September 2018 comprise 236,900 warrants issued in the 2013 Exchange and 341,713 and 34,225 issued in the initial and final closing, respectively, of the 2013 Private Placement (see Note 1).

The 236,900 warrants issued in the 2013 Exchange were to directly compensate holders of warrants issued in May 2011. Those warrants included the right to receive consideration for the unexercised portion of the warrant, based on a Black-Scholes model set forth in the warrants, in the event of certain substantial changes in ownership or trading status of the Company. Such a change in ownership occurred on August 27, 2013. The Company recorded a one-time expense of $2,553,318 representing the excess of the fair value of the new warrants over those they replaced. The total fair value of the 236,900 new warrants was estimated to be $2,637,387 utilizing a Black-Scholes model, the exercise price of $26.00, a stock price of $20.00 and assumptions including estimated volatility of 84.26%, risk-free interest rate of 1.16%, a zero dividend

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

rate and expected remaining term of 4.00 years. The total fair value of the 56,518 warrants exchanged was estimated to be $84,069 utilizing a Black-Scholes model, the exercise price of $616.20, a stock price of $20.00 and assumptions including estimated volatility of 119.54%, risk-free interest rate of 0.46%, a zero dividend rate and expected remaining term of 2.20 years.

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

On March 31, 2014, the Company amended the terms of 412,933 warrants and 22.54 unit warrants to eliminate certain potential cash settlement provisions such that the liability was settled, having received consent from their holders. The fair value of the securities settled and reclassified as equity on March 31, 2014, was estimated to be $6,109,179. On June 30, 2014, the Company similarly amended the terms of a further 89,378 warrants and 2.99 unit warrants such that the liability was settled, having received consent from their holders after March 31, 2014. The fair value of the securities settled and reclassified as equity on June 30, 2014, was estimated to be $711,960, based on assumptions described below. There were no such reclassifications in the six months ended December 31, 2014.

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of December 31, 2014 and 2013, was estimated to be $126,168 and $9,147,507, respectively, using a closing stock price of $3.00 and $20.00, respectively, and, other than those warrants with a de minimis value on the valuation date, based on the following assumptions:

	December 31, 2014	December 31, 2013

Risk-free interest rate	1.18% - 1.20%	0.09% - 1.36%
Expected remaining term	3.29 - 3.37 Years	0.46 - 3.80 Years
Expected volatility	118.75% - 118.93%	95.39% - 118.65%
Dividend yield	0%	0%

The aggregate fair value of such warrants at December 31, 2012, was estimated to be $102,695, and the aggregate fair value of warrants and unit warrants issued during the year ended December 31, 2013, was estimated to be $7,962,081 on their issuance dates. During the year ended December 31, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $2,200,200 was recorded as a revaluation gain, and during the year ended December 31, 2013, to the extent that it did not arise from new issuances, the increase in the fair value of the warrant derivative liability of $1,082,731 was recorded as a revaluation loss (see Note 13).

NOTE 12.  Benefit Plan

The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the plan, subject to certain limitations. Each employee directs their contributions, which vest immediately, across a series of mutual funds. The Company’s matching contributions totaled nil and $696 in the years ended December 31, 2014 and 2013, respectively, and the costs of administering the 401(k) plan are not significant.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Fair Value of Financial Instruments

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value at December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$126,168	$126,168
Contingent earn-out payments			279,000	279,000

Total liabilities	$—	$—	$405,168	$405,168

	Level 1	Level 2	Level 3	Total
December 31, 2013
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$9,147,507	$9,147,507

Total liabilities	$—	$—	$9,147,507	$9,147,507

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

		Contingent
	Warrant	Earn-out
	Derivatives	Payments	Total

Balance at January 1, 2014	$9,147,507	$—	$9,147,507
Issuances	—	410,000	410,000
Revaluation gains included in gain on revaluation of derivative liabilities, net	(2,200,200)	—	(2,200,200)
Change in undiscounted contingent earn-out liability	—	(229,300)	(229,300)
Change in contingent earn-out adjustment included in interest expense	—	98,300	98,300
Settlements	(6,821,139)	—	(6,821,139)
Balance at December 31, 2014	$126,168	$279,000	$405,168

Total gains included in other income and expenses attributable to liabilities still held as of December 31, 2014	$1,239,773	$131,000	$1,370,773

		Conversion
		Element of	Conversion
	Warrant	Promissory	Element of	Series A CPS
	Derivatives	Notes	Series B CPS	Derivatives	Total

Balance at January 1, 2013	$102,695	$274,928	$1,210,909	$619,652	$2,208,184
Issuances	7,962,081	—	—	—	7,962,081
Revaluation (gains) losses included in other income and expenses	1,082,731	(274,928)	(128,558)	(173,050)	506,195
Settlements	—	—	(1,082,351)	(446,602)	(1,528,953)
Balance at December 31, 2013	$9,147,507	$—	$—	$—	$9,147,507

Total gains (losses) included in other income and expenses attributable to liabilities still held as of December 31, 2013	$(1,082,732)	$—	$—	$—	$(1,082,732)

Assumptions used in evaluating the warrant derivative liabilities, the conversion element of the promissory notes, the conversion element of the Series B CPS and the Series A CPS derivative liabilities are discussed in Notes 11, 7, 8 and 8, respectively. The principal assumptions used, and their impact on valuations, are as follows:

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The liability for contingent earn-out payments arise from the Company’s requirement to pay IntegenX a percentage of revenues of the Apollo Business (see Notes 1 and 3), on a sliding scale up to 20%, should certain revenue targets be achieved in 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. At December 31, 2014, we estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. There were no contingent earn-out payments as of December 31, 2013.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2014 or 2013.

NOTE 14.  Segment Information, Geographic Data, and Significant Customers

Operating segments are defined as component of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company presently has only one operating segment.

Revenue by geographic areas for the years ended December 31, 2014 and 2013, are as follows:

	Year Ended December 31,
	2014	2013

United States	$3,559,154	$105,251
International:
Canada	234,302	165,329
Asia Pacific(1)	1,287,436	979,437
Europe	920,450	54,730

Total revenue	$6,001,342	$1,304,747
__________

(1)  Sales to Asia Pacific included approximately $665,000 and $647,000 to Japan in 2014 and 2013, respectively, and $457,000 and $330,000 to China in 2014 and 2013, respectively.

Revenues are attributed to geographical areas based on where the Company’s products are shipped.

Customers accounting for more than 10% of either total revenues during the years ended December 31, 2014 or 2013, or accounts receivable as at December 31, 2014 or 2013, are tabulated as follows:

	Revenues, Year Ended December 31,				Accounts Receivable, December 31,
	2014		2013		2014		2013

Customer A	$168,274	3%	$—	—	$179,499	12%	$—	—
Customer B	$188,117	3%	$—	—	$170,354	12%	$—	—
Customer C	$500,000	8%	$458,333	35%	$—	—	$—	—
Customer D	$261,507	4%	$191,271	15%	$29,654	2%	$65,600	18%
Customer E	$3,933	0%	$188,552	14%	$—	—	$19,646	5%
Customer F	$164,529	3%	$162,779	12%	$—	—	$170,071	46%
Customer G	$4,500	0%	$138,328	11%	$—	—	$17,808	5%

Long-lived assets by geographic areas as of December 31, 2014 and 2013, are as follows:

	2014	2013

United States	$856,546	$250,295
Europe	12,758	19,323
		—
Total long-lived assets	$869,304	$269,618

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 15.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are shown on the Statements of Operations.

No adjustment has been made to the net loss for charges, gains, losses and accretion related to Series A and B CPS, MTDC Notes, Series A-1 Convertible Preferred Stock and CPNs, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 convertible preferred stock, Series A, B and C CPS, MTDC Notes, Series A-1 convertible preferred stock and CPNs were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Common share equivalents issuable upon exercise of common stock options	21,943	61

Common share equivalents issuable upon exercise of common stock warrants	1,031,117	59,184

Common share equivalents issuable upon exercise of unit warrants	—	12,898

Shares issuable upon vesting of restricted stock	79,268	—

Shares issuable upon conversion of Series 1 Convertible Preferred Stock	477,640	291,230

Shares issuable upon conversion of Series A CPS	—	26,651

Shares issuable upon conversion of Series B CPS	—	47,019

Shares issuable upon conversion of Series C CPS	—	2,933

Shares issuable upon settlement of MTDC Notes	1,528,558	29,050

Shares issuable upon conversion of Series A-1 Convertible Preferred Stock	—	21,181

Shares issuable upon conversion of convertible promissory notes	—	19,337

Total common share equivalents excluded from denominator for diluted earnings per share computation	3,138,526	509,544

NOTE 16.  Income Taxes

The Company’s net loss before provision for income taxes comprises the following for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

U.S	$(10,375,292)	$(15,765,490)
Foreign	(314,471)	(494,441)

Net loss before provision for income taxes	$(10,689,763)	$(16,259,931)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The provision for income taxes consists of the following for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Current:
Federal	$—	$—
State	3,100	3,191
Foreign	—	3,150

Total Current	$3,100	$6,341

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—

Total Deferred	$—	$—

Provision for income taxes	$3,100	$6,341

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Provision for income taxes at federal statutory rate	$(3,634,519)	$(5,528,377)
Federal research and development tax credits	(153,429)	(100,535)
Derivative revaluations and settlements	(748,068)	(172,106)
Adjustments related to 2013 Exchange	—	3,313,162
Expenses not deductible, income not taxable and other	(8,699)	64,489
Foreign loss taxed at lower rates	106,920	170,813
Change in federal valuation allowance	4,440,895	2,258,895

Provision for income taxes	$3,100	$6,341

The components of the deferred tax assets as of December 31, 2014 and 2013, are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$32,741,321	$28,412,473
Capitalized research and development cost	445,854	526,919
Goodwill and intangible assets	133,047	—
Research and development tax credit	1,819,895	1,559,952
Depreciation on property and equipment	52,297	27,536
Stock-based compensation	811,810	454,125
Reserves and accruals	724,521	774,786

Total deferred tax asset	36,728,745	31,755,791

Valuation allowance	(35,452,624)	(30,344,332)

Deferred tax assets net of valuation allowance	1,276,121	1,411,459
Deferred tax liability:
Discount on debt issuance	(1,276,121)	(1,411,459)

Net deferred tax assets	$—	$—

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Management believes that, based on a number of factors, it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets. At December 31, 2014, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $84.8 million and $66.8 million, respectively, and foreign operating loss carry-forwards of approximately $1.0 million. The federal and state NOLs will expire in various periods from 2026 through 2034.

At December 31, 2014, the Company had research and development tax credits of approximately $1.1 million and $1.1 million available to offset future income taxes, if any, for federal and California state purposes, respectively. These federal tax credits will expire in various periods from 2027 through 2034 and the California state tax credits can be carried forward indefinitely.

Utilization of NOLs and tax credit carry-forwards is subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, respectively, and similar state provisions. On August 27, 2013, there was a substantial ownership change due to the 2013 Exchange and 2013 Private Placement (see Note 1), resulting in forfeitures in 2013. On August 27, 2014, there was another substantial ownership change due to the 2014 Public Offering (see Note 1), resulting in further forfeitures in 2014. The annual limitation may result in the expiration of further NOLs and tax credits before utilization. The Company has not yet evaluated the impact of the IRC Sections 382 and 383 limitations on its recorded NOLs and tax credits in 2013 and 2014, nor has it determined whether there have been any other substantial ownership changes in 2011 or prior years, so the recognized amount of deferred tax assets (and related 100% valuation allowance) has not been adjusted, although management estimates that a significant majority of the recorded NOLs and tax credits have already been effected and will need to be written off. This has no impact on the income tax expense due to the provision of a full valuation allowance against all net deferred tax assets.

The net valuation allowance increased by approximately $5.1 million and $2.3 million during the years ended December 31, 2014 and 2013, respectively, primarily due to the generation of net operating loss and credit carry-forwards.

The Company files U.S. federal and various state income tax returns. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits. As a result of the Company’s NOL carry-forwards, all tax years from 2006 through 2014 remain subject to federal and state tax examination.

The Company has established tax reserves for uncertain tax positions totaling $945,000 and $810,000 as of December 31, 2014 and 2013, respectively. A reconciliation of the change in unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013
Beginning Balance	$810,000	$721,000
Additions based on tax positions related to the current year	135,000	89,000

Ending Balance	$945,000	$810,000

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

NOTE 17.  Contingencies

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

unjust enrichment. On September 5, 2012, Coalesce filed an amended complaint, with additional claims, for compensatory damages in excess of $500,000 and other compensation. In August 2014, the plaintiff and Company agreed to an out-of-court settlement. Related legal costs were expensed as incurred.

NOTE 18.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2014 and 2013 is as follows:

	Year Ended December 31, 2014
	First	Second	Third	Fourth

Revenue	$1,405,513	$1,733,908	$1,250,201	$1,611,720
Gross profit	$798,940	$975,500	$875,425	$779,078
Net gains on derivative revaluations	$215,956	$1,158,240	$589,336	$465,968
Non-recurring gains, credits and (charges) related to restructuring	$—	$—	$(128,546)	$—
Net loss	$(2,545,615)	$(2,103,412)	$(2,780,535)	$(3,263,301)
Net loss attributable to common stockholders	$(2,545,615)	$(2,103,412)	$(2,780,535)	$(3,263,301)
Net loss per share – basic and diluted	$(2.79)	$(2.28)	$(1.02)	$(0.58)

	Year Ended December 31, 2013
	First	Second	Third	Fourth

Revenue	$178,487	$246,248	$389,547	$490,465
Gross profit	$112,899	$169,468	$196,733	$251,452
Net gains (losses) on derivative revaluations	$(593,717)	$115,237	$623,613	$(651,328)
Non-recurring gains, credits and (charges) related to restructuring	$—	$—	$(7,523,728)	$4,398,648
Net income (loss)	$(3,781,510)	$(3,163,155)	$(10,808,332)	$1,486,725
Net income (loss) attributable to common stockholders	$(3,988,194)	$(5,862,322)	$(12,246,825)	$4,385,275
Net income (loss) per share – basic	$(95.10)	$(139.79)	$(43.51)	$5.19
Net income (loss) per share – diluted	$(95.10)	$(139.79)	$(43.51)	$2.46

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework while utilizing the additional guidance contained in COSO’s Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2014.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2014.

Item 14.  Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2014.

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

WAFERGEN BIO-SYSTEMS, INC.
	By:	/s/ IVAN TRIFUNOVICH
Date: March 17, 2015		Ivan Trifunovich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ IVAN TRIFUNOVICH
Ivan Trifunovich	Chairman, President and Chief Executive Officer (principal executive officer)	March 17, 2015
/s/ MICHAEL P. HENIGHAN
Michael P. Henighan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 17, 2015
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 17, 2015
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 17, 2015
/s/ JOEL KANTER
Joel Kanter	Director	March 17, 2015
/s/ WILLIAM McKENZIE
William McKenzie	Director	March 17, 2015
/s/ ROBERT SCHUEREN
Robert Schueren	Director	March 17, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated January 6, 2014 by and between Wafergen, Inc. and IntegenX Inc.		S-1/A		2.1	1/27/2014

3.1	Amended and Restated Articles of Incorporation of WaferGen Bio-systems, Inc., dated January 31, 2007		8-K		3.1	2/1/2007

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company		8-K		3.1	8/28/2013

3.3	Certificate of Designation of the Series 1 Convertible Preferred Stock		8-K		3.2	8/28/2013

3.4	Certificate of Withdrawal of Certificate of Designation of the Series A-1 Convertible Preferred Stock and the Series A-2 Convertible Preferred Stock		8-K		3.3	8/28/2013

3.5	Amended and Restated Bylaws of WaferGen Bio-systems, Inc.		8-K		3.1	11/18/2014

4.1	Form of Warrants to purchase shares of Common Stock of the Company, issued July 7, 2010, to investors in the Company’s July 2010 offering of units of securities		8-K		4.1	7/8/2010

4.2	Form of Warrant to purchase shares of Common Stock of the Company, issued July 7, 2010, to placement agents and certain related parties in connection with the Company’s July 2010 offering of units of securities		10-Q	6/30/2010	10.3	8/16/2010

4.3	Warrant to purchase shares of Common Stock of the Company, issued December 7, 2010, to Oxford Finance Corporation		8-K		10.2	12/13/2010

4.4	Form of Warrants to purchase shares of Common Stock of the Company, issued August 27, 2013, to investors in the Company’s August 2013 exchange offering		8-K		4.1	8/28/2013

4.5	Form of Warrants to purchase shares of Common Stock of the Company issued to investors in the Company’s August and September 2013 private placement offering of units of securities		8-K		4.1	8/28/2013

4.6	Form of Warrant to purchase shares of Common Stock of the Company issued to the placement agent and certain related parties in connection with the Company’s August and September 2013 private placement offering of units of securities		8-K		4.2	8/28/2013

4.7	Form of Promissory Note in favor of WaferGen Biosystems (M) Sdn. Bhd. dated August 15, 2013		S-1		4.10	10/9/2013

4.8	Form of Amendment to Common Stock Purchase Warrant (Exchange Transaction) issued August 27, 2013, to investors in the Company’s August 2013 exchange offering		S-1		4.11	5/28/2014

4.9	Form of Amendment to Common Stock Purchase Warrant (Private Placement Transaction) issued to investors in the Company’s August and September 2013 private placement offering of units of securities		S-1		4.12	5/28/2014

4.10	Form of Amendment to Common Stock Purchase Warrant (Placement Agent Warrants) issued to the placement agent and certain related parties in connection with the Company’s August and September 2013 private placement offering of units of securities		S-1		4.13	5/28/2014

4.11	Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to investors in the Company’s August 2014 public offering		S-1/A		4.15	8/19/2014

4.12	Form of Underwriter Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to underwriters and certain related parties in the Company’s August 2014 public offering		S-1/A		4.16	7/18/2014

4.13	Form of Common Stock Certificate		S-1/A		4.14	7/18/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan		8-K		10.1	7/3/2008

10.2 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009

10.3	Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009

10.4	Registration Rights Agreement dated December 23, 2009, by and among the parties to the Company’s December 2009 and January 2010 private placement offering of units of securities		S-1		10.60	3/2/2010

10.5 †	Executive Employment Agreement, dated as of March 8, 2012, by and between the Company and Ivan Trifunovich		8-K		10.1	3/9/2012

10.6	Amendment dated as of June 26, 2012, to Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2012	10.1	11/9/2012

10.7 †	Severance Benefits Agreement, dated January 10, 2013, by and between the Company and John Harland		8-K		10.1	1/14/2013

10.8	Exchange Agreement dated August 27, 2013		8-K		10.1	8/27/2013

10.9	Registration Rights Agreement dated August 27, 2013, by and among the parties to the Exchange Agreement dated August 27, 2013		8-K		10.2	8/27/2013

10.10	Form of Securities Purchase Agreement dated August 27, 2013, by and among the Company and the investors signatory thereto		8-K		10.1	8/27/2013

10.11	Form of Registration Rights Agreement dated August 27, 2013, by and among the parties to the Securities Purchase Agreement dated August 27, 2013		8-K		10.2	8/27/2013

10.12	Agreement dated October 25, 2013, by and among WaferGen Biosystems (M) Sdn. Bhd., WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		S-1		10.30	10/31/2013

10.13	Secured Promissory Note dated January 6, 2014 issued by the Company to IntegenX Inc.		8-K		10.2	1/6/2014

10.14	Security Agreement dated January 6, 2014 by and between the Company and IntegenX Inc.		8-K		10.3	1/6/2014

10.15	Amendment dated as of June 27, 2014, to Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		S-1		10.17	7/18/2014

10.16	Letter Agreement, dated as of July 17, 2014, by and among certain affiliates of Great Point Partners, LLC and the Company		S-1		10.18	7/18/2014

10.17 †	Executive Employment Agreement, dated as of August 12, 2014, by and between the Company and Michael Henighan		8-K		10.1	8/18/2014

10.18 †	Executive Employment Agreement, dated as of August 13, 2014, by and between the Company and Keith Warner		8-K		10.2	8/18/2014

10.19 †	Nonstatutory Stock Option issued August 27, 2014, to Keith Warner		10-Q	9/30/2014	10.4	11/12/2014

10.20 †	Nonstatutory Stock Option issued August 27, 2014, to Michael P. Henighan		10-Q	9/30/2014	10.5	11/12/2014

10.21 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended		DEF-14A		Appendix B	10/8/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X

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
X

101 §
The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements

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