Form 10-Q
period 2015-03-31
WaferGen Bio-systems, Inc.
filed 2015-05-14
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 5,659,768 shares of common stock outstanding as of May 12, 2015.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,182	$14,732
Accounts receivable	1,034	1,481
Inventories, net	847	813
Prepaid expenses and other current assets	289	380

Total current assets	13,352	17,406

Property and equipment, net	821	869
Goodwill	990	990
Intangible assets, net	1,250	1,362
Other assets	80	80

Total assets	$16,493	$20,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624	$1,494
Accrued payroll and related costs	953	1,379
Current portion of long-term debt	118	117
Other current liabilities	925	832

Total current liabilities	3,620	3,822

Long-term debt, net of discount and current portion	2,295	2,235
Warrant derivative liabilities	190	126
Other liabilities	368	444

Total liabilities	6,473	6,627

Commitments and contingencies (Notes 5 and 12)	––	––

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock: $0.001 par value; 300,000 shares authorized; 5,908 and 5,884 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	106,357	105,611
Accumulated deficit	(96,337)	(91,531)

Total stockholders’ equity	10,020	14,080

Total liabilities and stockholders’ equity	$16,493	$20,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenue:
Product	$1,021	$1,281
License and royalty	125	125

Total revenue	1,146	1,406

Cost of product revenue	414	607

Gross profit	732	799

Operating expenses:
Sales and marketing	1,233	1,273
Research and development	2,471	1,367
General and administrative	1,602	812

Total operating expenses	5,306	3,452

Operating loss	(4,574)	(2,653)

Other income and (expenses):
Interest expense, net	(106)	(103)
(Loss) gain on revaluation of warrant derivative liabilities, net	(64)	216
Miscellaneous expense	(60)	(3)

Total other income and (expenses)	(230)	110

Net loss before provision for income taxes	(4,804)	(2,543)

Provision for income taxes	2	3

Net loss	$(4,806)	$(2,546)

Net loss per share - basic and diluted	$(0.85)	$(2.79)

Shares used to compute net loss per share - basic and diluted	5,660	911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,806)	$(2,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	246
Stock-based compensation	746	72
Loss (gain) on revaluation of derivative liabilities, net	64	(216)
Provision for excess and obsolete inventory	—	(123)
Interest converted to principal on long-term debt	—	23
Amortization of debt discount	87	80
Change in operating assets and liabilities:
Accounts receivable	447	(667)
Inventories	(43)	91
Prepaid expenses and other assets	90	97
Accounts payable	130	388
Accrued payroll and related costs	(426)	177
Other accrued expenses	18	173

Net cash used in operating activities	(3,477)	(2,205)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(85)
Acquisition of business	—	(2,000)

Net cash used in investing activities	(47)	(2,085)

Cash flows from financing activities:
Repayment of capital lease obligations	(26)	—

Net cash used in financing activities	(26)	—

Net decrease in cash and cash equivalents	(3,550)	(4,290)

Cash and cash equivalents at beginning of the period	14,732	10,709

Cash and cash equivalents at end of the period	$11,182	$6,419

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$—
Cash paid for income taxes	$2	$3

Supplemental disclosure of non-cash investing and financing activities:
Inventory transferred to property and equipment	$9	$—
Issuance of promissory note, net of debt discount, in business acquisition	$—	$1,100
Initial valuation of revenue earn-out contingency in business acquisition	$—	$410

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

The 2014 Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the impact of the one-for-ten 2014 Reverse Split on a retroactive basis.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and footnotes related thereto for the year ended December 31, 2014, included in our Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Foreign Currencies – Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in miscellaneous income (expense) in the Company’s statement of operations. The Company has no subsidiaries for which the local currency is the functional currency.

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

Goodwill and Long-lived Intangible Assets–Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the statement of operations as “impairment of goodwill” within operating expenses.

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

Revenue Recognition – The Company recognizes revenue when (i) delivery of product has occurred or services have been rendered, (ii) there is persuasive evidence of a sale arrangement, (iii) selling prices are fixed or determinable, and (iv) collectability from the customers (individual customers and distributors) is reasonably assured. Revenue consists primarily of revenue generated from the sale of the Company’s products. Revenue is recorded when the risk and rewards of ownership are transferred to the Company’s customers. This generally occurs when the Company’s products are shipped from its facility as title has passed. Revenue is recorded net of estimated cash discounts. The Company estimates and accrues an allowance for sales returns at the time the product is sold. To date, sales returns have not been material.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized $164,000 and $65,000 in governmental subsidies in the three months ended March 31, 2015 and 2014, respectively, which was offset against operating expenses in the statement of operations. The balance of available matching funds was fully used by March 31, 2015.

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

Change in Fair Value of Derivatives – The Company recognizes (or recognized until the time of their settlement) its warrants with certain cash settlement provisions or with certain anti-dilution protection as derivative liabilities. Such liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statement of operations. The Company determines the fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivative liabilities using a Monte Carlo Simulation approach, with key input variables provided by management.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Further, ASU 2014-09 will require companies to make additional disclosures. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, and will become effective for the Company beginning on January 1, 2017, with early adoption not permitted. In April 2015, the FASB voted to permit deferral of the effective date by one year, so the Company may delay adopting the standard until January 1, 2018. ASU 2014-09 allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining both the timing and the method of adoption and its impact on the Company’s consolidated financial condition and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2015 and, since it has no debt issuance costs recorded for any period that will presented after that date, its adoption has no impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$53	$55

Work in process	103	251

Finished goods	691	507

Inventories, net	$847	$813

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the three months ended March 31, 2015, were as follows:

(in thousands)
Balance at January 1, 2015	$990

Additions	—

Balance at March 31, 2015	$990

Other intangible assets as of March 31, 2015, consist of:

	Gross	Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
		(in thousands)
Purchased technology	$360	$125	$235
Customer lists and trademarks	1,500	485	1,015

Total as of March 31, 2015	$1,860	$610	$1,250

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2015 (nine months remaining)	$337
2016	421
2017	314
2018	149
2019	29

Total amortization	$1,250

Intangible asset amortization expense for the three months ended March 31, 2015 and 2014, was $112,000 and $125,000, respectively.

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”).

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $426 and $339 at March 31, 2015 and December 31, 2014, respectively	3,117	3,204

Notes payable, net of debt discount	$2,083	$1,996

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

At any time prior to their maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $4.4957 in the 30 days preceding March 31, 2015, the MTDC Notes could have been settled by issuing 1,157,000 shares of the Company’s common stock.

On January 6, 2014, the Company acquired substantially all of the assets of the product line of IntegenX Inc. (“IntegenX”) used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing (“NGS”), including the Apollo 324™ instrument and the PrepX™ reagents (the “Apollo Business”). In connection with this acquisition, the Company issued a $1.25 million secured promissory note to IntegenX (the “IntegenX Note”), due on January 6, 2017 (the “Maturity Date”). The IntegenX Note earned simple interest at 8% per annum over its three year term, payable on the Maturity Date. It was repayable early without premium or penalty at the Company’s option at any time and it had to be repaid within 45 days of the closing of an equity offering yielding the Company net cash proceeds of at least $15,000,000. Such an equity offering closed on August 27, 2014, and the IntegenX Note was repaid on September 12, 2014.

The Company also leases equipment under two capital leases that expire in December 2017 and March 2018. Aggregate future minimum obligations for capital leases in effect as of March 31, 2015, are as follows:

Capital Leases
(in thousands)
Year ending March 31,
2016	$129
2017	129
2018	92

Total minimum obligations	350

Amounts representing interest	(20)

Present value of future minimum payments	330

Current portion of long term obligations	(118)

Long term obligations, less current portion	$212

NOTE 6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective August 27, 2013, the Company designated 3,663 shares as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock had no voting rights, and holders were entitled to a liquidation preference equal to $0.001 per share. Each share of Series 1 Convertible Preferred Stock was convertible into 251.53436 shares of common stock, subject to an ownership cap whereby conversion could not occur to the extent the holder would own more than 9.98% of the common stock following conversion.

On August 27, 2013, the Company issued 2,987 shares of Series 1 Convertible Preferred Stock in exchange for previously-issued securities and sold 646 shares of Series 1 Convertible Preferred Stock in a private placement. By December 31, 2014, all of the 3,633 shares of Series 1 Convertible Preferred Stock issued had been converted into 914,000 shares of common stock. The Company subsequently retired all of the Series 1 Convertible Preferred Stock, none of which remains issued and outstanding and none will be issued in the future.

NOTE 7.  Stock Awards

The Company has awards outstanding under three plans: the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 99,000 inducement options outstanding that were awarded to executive officers on August 27, 2014, not covered by the Plans, with the same standard terms as non-qualified stock options awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, nonqualified stock options, restricted stock and restricted

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

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

A summary of stock option and restricted stock transactions in the three months ended March 31, 2015, is as follows:

		Stock Options		Restricted Stock
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	Shares	Grant-Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2015	895	188	$27.35	225	$4.54
Granted	(236)	212	$3.19	24	$3.19
Canceled	1	(1)	$84.15	—	$—

Balance at March 31, 2015	660	399	$14.47	249	$4.41

No options were exercised during the three months ended March 31, 2015 or 2014. The aggregate intrinsic value of options outstanding at March 31, 2015, was $284,000, all related to options exercisable, based on our common stock closing price of $4.53. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The grant date fair value of the options awarded in the three months ended March 31, 2015, was estimated to be $2.38, using the grant date closing stock price of $3.19 and assumptions including estimated volatility of 119.36%, a risk-free interest rate of 1.25%, a zero dividend rate and an estimated remaining term of 3.55 years. There were no options granted during the three months ended March 31, 2014. The amounts expensed for stock-based compensation totaled $746,000 and $72,000 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $955,000. This cost is expected to be recognized over an estimated weighted average amortization period of 2.10 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of March 31, 2015, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date
		(in thousands, except per share amounts)
Common stock	4,600	—	$5.00	August 2019
Common stock	120	—	$6.25	August 2019
Common stock	613	111	$26.00	August and September 2018
Common stock	3	—	$1,540.55	July 2015

Total	5,336	111

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

On March 31, 2014, the Company amended the terms of 413,000 warrants and 22.54 unit warrants expiring in August and September 2018 to eliminate certain potential cash settlement provisions such that the liability was settled, having received consent from their holders. The fair value of the securities settled and reclassified as equity on March 31, 2014, was estimated to be $6,109,000, based on assumptions described below. On June 30, 2014, the Company similarly amended the terms of a further 89,000 warrants and 2.99 unit warrants such that the liability was settled, having received consent from their holders after March 31, 2014. The fair value of the securities settled and reclassified as equity on June 30, 2014, was estimated to be $712,000. There have been no such reclassifications since June 30, 2014.

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of March 31, 2015 and 2014 (including warrants which have subsequently expired or been reclassified as equity), was estimated to be $190,000 and $2,822,000, respectively, using a closing stock price of $4.53 and $20.00, respectively, and based on the following assumptions:

	March 31, 2015	March 31, 2014

Risk-free interest rate	0.91% - 0.93%	0.05% - 1.15%
Expected remaining term	3.07 - 3.15 Years	0.21 - 3.60 Years
Expected volatility	112.92% - 113.14%	89.00% - 110.83%
Dividend yield	0%	0%

The aggregate fair value of such warrants and unit warrants at December 31, 2014 and 2013, was estimated to be $126,000 and $9,147,000, respectively. During the three months ended March 31, 2015, the increase in the fair value of the warrant derivative liability of $64,000 was recorded as a revaluation loss. During the three months ended March 31, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $216,000 was recorded as a revaluation gain (see Note 9).

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$190	$190
Contingent earn-out payments			291	291

Total liabilities	$—	$—	$481	$481

	Level 1	Level 2	Level 3	Total
December 31, 2014		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$126	$126
Contingent earn-out payments			279	279

Total liabilities	$—	$—	$405	$405

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

		Contingent
	Warrant	Earn-out
	Derivatives	Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Revaluation losses included in loss on revaluation of derivative liabilities, net	64	—	64
Change in contingent earn-out adjustment included in interest expense	—	12	12
Settlements	—	—	—
Balance at March 31, 2015	$190	$291	$481

Total losses included in other income and expenses attributable to liabilities still held as of March 31, 2015	$(64)	$(12)	$(76)

		Contingent
	Warrant	Earn-out
	Derivatives	Payments	Total
		(in thousands)
Balance at January 1, 2014	$9,147	$—	$9,147
Issuances	—	410	410
Revaluation gains included in gain on revaluation of derivative liabilities, net	(216)	—	(216)
Settlements	(6,109)	—	(6,109)
Balance at March 31, 2014	$2,822	$410	$3,232

Total gains included in other income and expenses attributable to liabilities still held as of March 31, 2014	$234	$—	$234

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX a percentage of revenues of the Apollo Business acquired from IntegenX in January 2014, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. We initially estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. At December 31, 2014, we updated the estimate of fair value using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At March 31, 2015, the annual revenue estimates are unchanged, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

Assumptions used in evaluating the warrant derivative liabilities are discussed in Note 8. The principal assumptions used, and their impact on valuations, are as follows:

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. The Company applies equal weighting to the Company’s own historic volatility and the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The Company applies a reduced weighting to its own historic volatility during the period prior to August 27, 2013, when it was highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges related to MTDC Notes or Series 1 Convertible Preferred Stock, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Common share equivalents issuable upon exercise of common stock options	41	—

Common share equivalents issuable upon exercise of unit warrants	—	4

Shares issuable upon vesting of restricted stock	248	—

Shares issuable upon conversion of Series 1 Convertible Preferred Stock	—	741

Shares issuable upon conversion of MTDC Notes	1,157	226

Total common share equivalents excluded from denominator for diluted earnings per share computation	1,446	971

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at March 31, 2015, or December 31, 2014.

Customers accounting for more than 10% of total revenues during the three months ended March 31, 2015 or 2014, are tabulated as follows:

	Three Months Ended March 31,
	2015		2014
	(in thousands, except percentages)
Customer A	$209	18%	$—	—
Customer B	$125	11%	$125	9%
Customer C	$34	3%	$210	15%
Customer D	$—	—	$164	12%

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Contingencies

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, not to be material to its consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income or loss for such period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of systems for gene expression quantification, genotyping and stem-cell research for the life sciences and pharmaceutical drug discovery industries. Most recently, our R&D efforts have been concentrated on the development and commercialization of our single cell products. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2015, our accumulated deficit was $96,337,000. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue:
Product	$1,021	$1,281
License and royalty	125	125

Total revenue	1,146	1,406

Cost of product revenue	414	607

Gross profit	732	799

Operating expenses:
Sales and marketing	1,233	1,273
Research and development	2,471	1,367
General and administrative	1,602	812

Total operating expenses	5,306	3,452

Operating loss	(4,574)	(2,653)

Other income and (expenses):
Interest expense, net	(106)	(103)
(Loss) gain on revaluation of warrant derivative liabilities, net	(64)	216
Miscellaneous expense	(60)	(3)

Total other income and (expenses)	(230)	110

Net loss before provision for income taxes	(4,804)	(2,543)

Provision for income taxes	2	3

Net loss	$(4,806)	$(2,546)

Product Revenue

The following table presents our product revenue for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$1,021	$1,281	(20)%

For the three months ended March 31, 2015, product revenue decreased by $260,000, or 20%, as compared to the three months ended March 31, 2014. The decrease is primarily due to a reduction in sales of SmartChip capital equipment in the three months ended March 31, 2015, with revenue of $102,000, down 83% from the comparable 2014 period. SmartChip capital equipment represented only 10% of our product revenue in the three months ended March 31, 2015, compared to 48% in the 2014 period. Revenue from the Apollo Business decreased by 14% from the comparable 2014 period. However, Apollo Business sales accounted for 41% of our product revenue in the three months ended March 31, 2015, compared to 38% in the comparable 2014 period, due to the relatively larger decline in SmartChip capital equipment sales. These declines were offset by a significant increase in sales of our Real-Time PCR Chip panels and services, which increased by 170% from the comparable 2014 period in dollar terms and represented 49% of revenue in the three months ended March 31, 2015, compared to 14% in the comparable 2014 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$125	$125	—%

For the three months ended March 31, 2015, license and royalty revenue was unchanged from the three months ended March 31, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$414	$607	(32)%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2015, cost of product revenue decreased by $193,000, or 32%, as compared to the three months ended March 31, 2014. The decrease related primarily to the decrease in product revenue and the increase in gross margin in the three months ended March 31, 2015, from 53% to 59%. The improved margin was due to the higher percentage of consumables sold, partially offset by the absence of a reduction in our reserve for obsolescence.

Sales and Marketing

The following table presents our sales and marketing expenses for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$1,233	$1,273	(3)%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2015, sales and marketing expenses decreased by $40,000, or 3%, as compared to the three months ended March 31, 2014. This small decrease resulted primarily from a decrease in commissions due to the lower revenue and reduced trade show expense, partially offset by increases in personnel costs in Europe and recruitment expenses.

We expect our sales and marketing expenses for the remainder of 2015 to remain at a similar level to that of the first quarter.

Research and Development

The following table presents our research and development expenses for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$2,471	$1,367	81%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2015, research and development expenses increased $1,104,000, or 81%, as compared to the three months ended March 31, 2014. The increase resulted primarily from increases in personnel costs (including accrued bonuses, none having been recorded in the comparable 2014 period), recruitment costs and expensed materials and reagents, most notably due to our increased activities related to the development and commercialization of our single cell products.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$1,602	$812	97%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2015, general and administrative expenses increased $790,000, or 97%, as compared to the three months ended March 31, 2014. The increase resulted primarily from an increase in stock compensation expense, principally related to 212,000 options awarded to our Chief Executive Officer in January 2015, all of which vested in the 2015 period per his employment contract. The cost of our Chief Operating Officer, hired in August 2014, also contributed to the increase, along with accrued bonuses, none having been recorded in the comparable 2014 period.

Interest Expense, Net

The following table presents interest expense, net for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$106	$103	3%

For the three months ended March 31, 2015, interest expense increased $3,000, or 3%, as compared to the three months ended March 31, 2014. The increase was due to the higher cost of debt discount amortization related to the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $370,000 in 2015, rising each year up to $732,000 in 2019, the last full year before this debt matures. There was also an increase due to capital leases and our earn-out contingency, offset by the absence of the 8% interest and amortization charges on the IntegenX Note which we repaid in September 2014.

(Loss) Gain on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the (loss) gain on revaluation of warrant derivative liabilities, net for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$(64)	$216	N/A

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net loss from revaluation of derivative liabilities for the three months ended March 31, 2015, was $64,000, compared to a net gain of $216,000 for the three months ended March 31, 2014. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $4.53 on March 31, 2015, compared to $3.00 on December 31, 2014, and $20.00 on March 31, 2014, unchanged from December 31, 2013. The loss in the 2015 period arose principally due to the increase in our stock price, whereas in the 2014 period the gain was caused principally by the decrease in remaining term. The impact of changes in parameters was significantly reduced in the 2015 period as there were only 118,000 warrants accounted for as liabilities at the start of the 2015 period, compared to 740,000 at the start of the 2014 period. With the present number of outstanding warrants accounted for as liabilities, at our closing stock price of $4.53 on March 31, 2015, an increase in our share price of $1.00 would generate a revaluation loss of approximately $60,000; conversely, a decrease in our share price of $1.00 would generate a revaluation gain of approximately $60,000.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Expense

The following table presents miscellaneous expense for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$60	$3	1,900%

For the three months ended March 31, 2015, we recorded miscellaneous expense of $60,000, compared to an expense of $3,000 for the three months ended March 31, 2014. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the expense in the three months ended March 31, 2015, is net assets of $700,000 being denominated in Euros, which declined in value against the U.S. dollar by 12% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,
2015	2014	% Change
(dollars in thousands)
$2	$3	(33)%

For the three months ended March 31, 2015 and 2014, we recorded a charge of $2,000 and $3,000, respectively, for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of May 12, 2015, comprised 49 regular employees, all of whom were employed full-time, compared to 46 regular employees as of December 31, 2014, 45 of whom were employed full-time.

Liquidity and Capital Resources

As of March 31, 2015, our principal source of liquidity was $11.2 million in cash and cash equivalents. We had working capital of $9.7 million. Our funding has primarily been generated by the issuance of equity securities, which includes $18.0 million and $13.4 million raised, net of offering costs, in 2014 and 2013, respectively. We also had, as of March 31, 2015, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2015 and 2014, in the amounts of $3,477,000 and $2,205,000, respectively. The cash used in operating activities in the three months ended March 31, 2015, was due to cash used to fund a net loss of $4,806,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, loss on revaluation of warrant derivative liabilities and amortization of debt discount totaling $1,113,000, and cash provided by a change in working capital of $216,000. The cash used in operating activities in the three months ended March 31, 2014, was due to cash used to fund a net loss of $2,546,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision, interest converted to principal on long-term debt and amortization of debt discount totaling $82,000, and cash provided by a change in working capital of $259,000.

Net Cash Used in Investing Activities

We used $47,000 in the three months ended March 31, 2015, and $85,000 in the three months ended March 31, 2014, to acquire property and equipment. Further, in the three months ended March 31, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

We used $26,000 in the three months ended March 31, 2015, in repayments on capital leases for equipment. There were no financing activities in the three months ended March 31, 2014.

Availability of Additional Funds

We believe funds available at March 31, 2015, along with our revenue, are sufficient to fund our operations into 2016. To continue our operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $611,000 and $54,000, net of estimated forfeitures, for the three months ended March 31, 2015 and 2014, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The grant date fair value of the options awarded in the three months ended March 31, 2015, was estimated to be $2.38, using our grant date closing stock price of $3.19 and assumptions including estimated volatility of 119.36%, a risk-free interest rate of 1.25%, a zero dividend rate and an estimated remaining term of 3.55 years. There were no options granted during the three months ended March 31, 2014.

The grant date fair values of options are estimated using the following assumptions:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected term of the options on the measurement date. We apply a reduced weighting to our own historic volatility during the period prior to August 27, 2013, when we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Warrant Derivative Liabilities

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and (until the time of their expiry) the variable number of shares of our common stock that may have been issuable upon the exercise of those warrants with certain anti-dilution protection. We evaluate the liability for those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivatives using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates.

Our warrant derivatives are revalued at each balance sheet date, and at the time of issuance and settlement, and are estimated using the following assumptions:

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. We apply a reduced weighting to our own historic volatility during the period prior to August 27, 2013, when we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first quarter of 2015, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in claims arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 17, 2015, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.  Other Information

On May 11, 2015, we filed with the Secretary of State of the State of Nevada a Certificate of Withdrawal, pursuant to which the Certificate of Designation of our Series 1 Convertible Preferred Stock was withdrawn.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated: May 14, 2015

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Withdrawal of Certificate of Designation of the Series 1 Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.

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