Form 10-Q
period 2015-06-30
WaferGen Bio-systems, Inc.
filed 2015-08-07
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Registrant had 5,706,653 shares of common stock outstanding as of August 6, 2015.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,368	$14,732
Accounts receivable	1,372	1,481
Inventories, net	834	813
Prepaid expenses and other current assets	533	380
Total current assets	10,107	17,406
Property and equipment, net	963	869
Goodwill	990	990
Intangible assets, net	1,137	1,362
Other assets	80	80
Total assets	$13,277	$20,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,503	$1,494
Accrued payroll and related costs	1,498	1,379
Current portion of long-term debt	176	117
Other current liabilities	867	832
Total current liabilities	4,044	3,822
Long-term debt, net of discount and current portion	2,468	2,235
Warrant derivative liabilities	86	126
Other liabilities	361	444
Total liabilities	6,959	6,627
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock: $0.001 par value; 300,000 shares authorized; 6,184 and 5,884 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	106,476	105,611
Accumulated deficit	(100,158)	(91,531)
Total stockholders’ equity	6,318	14,080
Total liabilities and stockholders’ equity	$13,277	$20,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$1,485	$1,608	$2,506	$2,889
License and royalty	125	125	250	250
Total revenue	1,610	1,733	2,756	3,139
Cost of product revenue	676	758	1,090	1,365
Gross profit	934	975	1,666	1,774
Operating expenses:
Sales and marketing	1,232	1,364	2,465	2,637
Research and development	2,279	1,473	4,750	2,840
General and administrative	1,252	1,289	2,854	2,101
Total operating expenses	4,763	4,126	10,069	7,578
Operating loss	(3,829)	(3,151)	(8,403)	(5,804)
Other income and (expenses):
Interest expense, net	(107)	(109)	(213)	(212)
Gain on revaluation of warrant derivative liabilities, net	104	1,158	40	1,374
Miscellaneous income (expense)	11	(1)	(49)	(4)
Total other income and (expenses)	8	1,048	(222)	1,158
Net loss before provision for income taxes	(3,821)	(2,103)	(8,625)	(4,646)
Provision for income taxes	—	—	2	3
Net loss	$(3,821)	$(2,103)	$(8,627)	$(4,649)
Net loss per share - basic and diluted	$(0.67)	$(2.28)	$(1.52)	$(5.07)
Shares used to compute net loss per share - basic and diluted	5,677	922	5,668	917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,627)	$(4,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	436
Stock-based compensation	959	760
Gain on revaluation of warrant derivative liabilities, net	(40)	(1,374)
Provision for excess and obsolete inventory	23	(646)
Interest converted to principal on long-term debt	—	49
Amortization of debt discount	178	164
Change in operating assets and liabilities:
Accounts receivable	109	(1,255)
Inventories	(63)	660
Prepaid expenses and other assets	(154)	(67)
Accounts payable	9	818
Accrued payroll and related costs	119	114
Other accrued expenses	(47)	(74)
Net cash used in operating activities	(7,108)	(5,064)
Cash flows from investing activities:
Purchase of property and equipment	(98)	(123)
Acquisition of business	—	(2,000)
Net cash used in investing activities	(98)	(2,123)
Cash flows from financing activities:
Repayment of capital lease obligations	(64)	—
Payment of taxes for restricted stock forfeited	(94)	—
Net cash used in financing activities	(158)	—
Net decrease in cash and cash equivalents	(7,364)	(7,187)
Cash and cash equivalents at beginning of the period	14,732	10,709
Cash and cash equivalents at end of the period	$7,368	$3,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$—
Cash paid for income taxes	$2	$3

Supplemental disclosure of non-cash investing and financing activities:
Inventory transferred to property and equipment	$19	$45
Issuance of promissory note, net of debt discount, in business acquisition	$—	$1,100
Initial valuation of revenue earn-out contingency in business acquisition	$—	$410
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$—	$6,821

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

Goodwill and Long-lived Intangible Assets – Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment losses, if any, are recorded in the statement of operations as “impairment of goodwill” within operating expenses.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized no governmental subsidies in the three months ended June 30, 2015, the balance of available matching funds having been fully used by March 31, 2015, and $108,000 in the three months ended June 30, 2014. The Company recognized governmental subsidies of $164,000 and $173,000 in the six months ended June 30, 2015 and 2014, respectively, which were offset against operating expenses in the statement of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Further, ASU 2014-9 will require companies to make additional disclosures. ASU 2014-9 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, and will become effective for the Company beginning on January 1, 2017, with early adoption not permitted. In April 2015, the FASB voted to permit deferral of the effective date by one year, so the Company may delay adopting the standard until January 1, 2018. ASU 2014-9 allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining both the timing and the method of adoption and its impact on the Company’s consolidated financial condition and results of operations.

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

In April 2015, the FASB issued ASU 2015-3, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”). ASU 2015-3 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-3 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2015 and, since it has no debt issuance costs recorded for any period that will presented after that date, its adoption has no impact on the Company’s consolidated financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost and net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the existing requirement to measure such inventory at the lower of cost and market value. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company is adopting this standard effective July 1, 2015, and its adoption will not have a significant impact on the Company’s consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$57	$55
Work in process	90	251
Finished goods	687	507
Inventories, net	$834	$813

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the six months ended June 30, 2015, were as follows:

(in thousands)
Balance at January 1, 2015	$990

Additions	—

Balance at June 30, 2015	$990

Other intangible assets as of June 30, 2015, consist of:

	Gross Carrying Amount	Net Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$150	$210
Customer lists and trademarks	1,500	573	927
Total as of June 30, 2015	$1,860	$723	$1,137

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2015 (six months remaining)	$225
2016	421
2017	314
2018	148
2019	29

Total amortization	$1,137

Intangible asset amortization expense was $113,000 and $124,000 for the three months ended June 30, 2015 and 2014, respectively, and $225,000 and $249,000 for the six months ended June 30, 2015 and 2014, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $517 and $339 at June 30, 2015 and December 31, 2014, respectively	3,026	3,204
Notes payable, net of debt discount	$2,174	$1,996

At any time prior to the MTDC Notes’ maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $3.8724 in the 30 days preceding June 30, 2015, the MTDC Notes could have been settled by issuing 1,343,000 shares of the Company’s common stock.

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

The Company also leases equipment under three capital leases that expire between December 2017 and May 2018. Aggregate future minimum obligations for capital leases in effect as of June 30, 2015, are as follows:

Capital Leases
(in thousands)
Year ending June 30,
2016	$192
2017	192
2018	112

Total minimum obligations	496

Amounts representing interest	(26)

Present value of future minimum payments	470

Current portion of long term obligations	(176)

Long term obligations, less current portion	$294

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

NOTE 7.  Stock Awards

The Company has awards outstanding under 3 plans: the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 249,000 inducement options and 50,000 inducement restricted stock units outstanding that were awarded to executive officers on August 27, 2014 and May 12, 2015, not covered by the Plans, with the same standard terms as non-qualified stock options or restricted stock units awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, nonqualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option and restricted stock transactions in the six months ended June 30, 2015, is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2015	895	188	$27.35	225	$4.54
Granted	(499)	361	$3.43	337	$4.03
Vested	—	—	$—	(71)	$4.54
Forfeited	37	—	$—	(13)	$4.53
Canceled	1	(1)	$278.32	—	$—
Balance at June 30, 2015	434	548	$11.34	478	$4.18

No options were exercised during the six months ended June 30, 2015 or 2014. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2015, was nil, based on our common stock closing price of $3.15. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted average grant date fair value of the options awarded in the six months ended June 30, 2015 and 2014, was estimated to be $2.56 and $9.86, respectively, using grant date closing stock prices ranging from $3.19 to $3.78 on award dates in 2015 and $14.00 on the award date in 2014, and based on the following assumptions:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43%
Expected remaining term	3.55 - 4.50 Years	4.75 Years
Expected volatility	106.11% - 119.36%	93.89%
Dividend yield	—%	—%

The amounts expensed for stock-based compensation totaled $213,000 and $688,000 for the three months ended June 30, 2015 and 2014, respectively, and $959,000 and $760,000 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $2,084,000. This cost is expected to be recognized over an estimated weighted average amortization period of 2.51 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of June 30, 2015, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date
	(in thousands, except per share amounts)
Common stock	4,600	—	$5.00	August 2019
Common stock	120	—	$6.25	August 2019
Common stock	613	111	$26.00	August and September 2018
Common stock	3	—	$1,540.55	July 2015
Total	5,336	111

In addition, there are 25.88 unit warrants outstanding, which expire in August and September 2018, 0.35 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 2,500 shares of common stock and 1,250 warrants to purchase one share of common stock at an exercise price of $26.00, expiring in August and September 2018.

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

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of June 30, 2015 and 2014 (including warrants which have subsequently expired or been reclassified as equity), was estimated to be $86,000 and $952,000, respectively, using a closing stock price of $3.15 and $12.50, respectively, and based on the following assumptions:

	June 30, 2015	June 30, 2014
Risk-free interest rate	0.95% - 0.98%	0.03% - 1.03%
Expected remaining term	2.84 - 2.93 Years	0.15 - 3.40 Years
Expected volatility	107.37% - 107.49%	103.32% - 123.85%
Dividend yield	—%	—%

The aggregate fair value of such warrants and unit warrants at December 31, 2014 and 2013, was estimated to be $126,000 and $9,147,000, respectively. During the six months ended June 30, 2015, the decrease in the fair value of the warrant derivative liability of $40,000 was recorded as a revaluation gain. During the six months ended June 30, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $1,374,000 was recorded as a revaluation gain (see Note 9).

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$86	$86
Contingent earn-out payments	—	—	302	302
Total liabilities	$—	$—	$388	$388

	Level 1	Level 2	Level 3	Total
December 31, 2014		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$126	$126
Contingent earn-out payments	—	—	279	279
Total liabilities	$—	$—	$405	$405

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(40)	—	(40)
Change in contingent earn-out adjustment included in interest expense	—	23	23
Settlements	—	—	—
Balance at June 30, 2015	$86	$302	$388
Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2015	$40	$(23)	$17

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2014	$9,147	$—	$9,147
Issuances	—	410	410
Gain on revaluation of warrant derivative liabilities, net	(1,374)	—	(1,374)
Settlements	(6,821)	—	(6,821)
Balance at June 30, 2014	$952	$410	$1,362
Total gains included in other income and expenses attributable to liabilities still held as of June 30, 2014	$776	$—	$776

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX a percentage of revenues of the Apollo Business acquired from IntegenX in January 2014, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. The Company initially estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. At December 31, 2014, the estimate of fair value was updated using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At June 30, 2015, the annual revenue estimates are unchanged, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2015 or 2014.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges related to MTDC Notes or Series 1 Convertible Preferred Stock, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Common share equivalents issuable upon exercise of common stock options	53	2	46	3
Shares issuable upon vesting of restricted stock	421	2	335	1
Shares issuable upon conversion of Series 1 Convertible Preferred Stock	—	731	—	736
Shares issuable upon conversion of MTDC Notes	1,343	398	1,343	398
Total common share equivalents excluded from denominator for diluted earnings per share computation	1,817	1,133	1,724	1,138

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at June 30, 2015, or December 31, 2014.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customers accounting for more than 10% of total revenues during the three or six months ended June 30, 2015 or 2014, are tabulated as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands, except percentages)				(in thousands, except percentages)
Customer A	$343	21%	$—	—%	$376	14%	$—	—%
Customer B	$199	12%	$25	1%	$408	15%	$25	1%
Customer C	$10	1%	$241	14%	$26	1%	$241	8%
Customer D	$4	—%	$224	13%	$23	1%	$225	7%
Customer E	$29	2%	$202	12%	$49	2%	$213	7%
Customer F	$146	9%	$182	11%	$252	9%	$279	9%

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and our quarterly report on Form 10-Q for the quarter ended March 31, 2015 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, we have incurred substantial operating losses. As of June 30, 2015, our accumulated deficit was approximately $100.2 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

In May 2015, we hired a new Chief Executive Officer, the former incumbent becoming our Executive Chairman. Following this transition, the role of Chief Operating Officer was eliminated in July 2015.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue:
Product	$1,485	$1,608	$2,506	$2,889
License and royalty	125	125	250	250
Total revenue	1,610	1,733	2,756	3,139
Cost of product revenue	676	758	1,090	1,365
Gross profit	934	975	1,666	1,774
Operating expenses:
Sales and marketing	1,232	1,364	2,465	2,637
Research and development	2,279	1,473	4,750	2,840
General and administrative	1,252	1,289	2,854	2,101
Total operating expenses	4,763	4,126	10,069	7,578
Operating loss	(3,829)	(3,151)	(8,403)	(5,804)
Other income and (expenses):
Interest expense, net	(107)	(109)	(213)	(212)
Gain on revaluation of warrant derivative liabilities, net	104	1,158	40	1,374
Miscellaneous income (expense)	11	(1)	(49)	(4)
Total other income and (expenses)	8	1,048	(222)	1,158
Net loss before provision for income taxes	(3,821)	(2,103)	(8,625)	(4,646)
Provision for income taxes	—	—	2	3
Net loss	$(3,821)	$(2,103)	$(8,627)	$(4,649)

Product Revenue

The following table presents our product revenue for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$1,485	$1,608	(8)%	$2,506	$2,889	(13)%

For the three months ended June 30, 2015, product revenue decreased by $123,000, or 8%, as compared to the three months ended June 30, 2014. The decrease is primarily due to a reduction in sales of SmartChip capital equipment in the three months ended June 30, 2015, with revenue of $271,000, down 63% from the comparable 2014 period. SmartChip capital equipment represented only 18% of our product revenue in the three months ended June 30, 2015, compared to 46% in the 2014 period. This was partially offset by an increase in sales of our Real-Time PCR Chip panels and services, which increased by 60% from the comparable 2014 period in dollar terms and represented 31% of revenue in the three months ended June 30, 2015, compared to 18% in the comparable 2014 period. Revenue from the Apollo Business increased by $170,000 from the comparable 2014 period due to an increase in capital equipment sales. The Apollo Business accounted for 51% of our product revenue in the three months ended June 30, 2015, compared to 36% in the comparable 2014 period.

For the six months ended June 30, 2015, product revenue decreased by $383,000, or 13%, as compared to the six months ended June 30, 2014. The decrease is primarily due to a reduction in sales of SmartChip capital equipment in the six months ended June 30, 2015, with revenue of $373,000, down 72% from the comparable 2014 period. SmartChip capital equipment represented only 15% of our product revenue in the six months ended June 30, 2015, compared to 47% in the 2014 period. This was partially offset by an increase in sales of our Real-Time PCR Chip panels and services, which increased by more than 100% from the comparable 2014 period in dollar terms and represented 38% of revenue in the six months ended June 30, 2015, compared to 16% in the comparable 2014 period. Revenue from the Apollo Business increased by $104,000 from the comparable 2014 period due to an increase in capital equipment sales. The Apollo Business accounted for 47% of our product revenue in the six months ended June 30, 2015, compared to 37% in the comparable 2014 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$125	$125	—%	$250	$250	—%

For the three and six months ended June 30, 2015, license and royalty revenue was unchanged from the three and six months ended June 30, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$676	$758	(11)%	$1,090	$1,365	(20)%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2015, cost of product revenue decreased by $82,000, or 11%, as compared to the three months ended June 30, 2014. The decrease related primarily to the decrease in product revenue in the three months ended June 30, 2015, with gross margin increasing from 53% to 54%.

For the six months ended June 30, 2015, cost of product revenue decreased by $275,000, or 20%, as compared to the six months ended June 30, 2014. The decrease related primarily to the decrease in product revenue and the increase in gross margin in the three months ended June 30, 2015, from 53% to 57%. The improved margin was primarily due to the higher percentage of consumables sold.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$1,232	$1,364	(10)%	$2,465	$2,637	(7)%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2015, sales and marketing expenses decreased by $132,000, or 10%, as compared to the three months ended June 30, 2014. This decrease resulted primarily from a decrease in product marketing and recruiting expenses, partially offset by an increase in personnel costs in Europe, mostly due to the absence of a matching grant (a governmental subsidy under which 50% of eligible costs were reimbursed) in the 2015 period.

For the six months ended June 30, 2015, sales and marketing expenses decreased by $172,000, or 7%, as compared to the six months ended June 30, 2014. This decrease resulted primarily from a decrease in product marketing expense, partially offset by increases in personnel costs in Europe, largely due to a decrease in the matching grant in the 2015 period.

We expect our sales and marketing expenses for the remainder of 2015 to remain at a similar level to that of the first six months.

Research and Development

The following table presents our research and development expenses for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$2,279	$1,473	55%	$4,750	$2,840	67%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2015, research and development expenses increased $806,000, or 55%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, research and development expenses increased $1,910,000, or 67%, as compared to the six months ended June 30, 2014. The increase in both periods resulted primarily from increased activities related to the development and commercialization of our single cell products, causing us to incur higher personnel costs (including accrued bonuses, none having been recorded in the comparable 2014 period, and stock compensation costs), facilities costs and expensed materials and reagents. This increase was partially offset by a reduction in activities related to the development of target enrichment products which are now established in the market.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level relative to total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$1,252	$1,289	(3)%	$2,854	$2,101	36%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2015, general and administrative expenses decreased $37,000, or 3%, as compared to the three months ended June 30, 2014. The decrease resulted primarily from a decrease in stock compensation expense, principally related to options awarded to our then Chief Executive Officer in May 2014, the majority of which vested in the 2014 period per his employment contract, and a reduction in consultancy costs as the CFO and controller functions are no longer outsourced. These decreases were substantially offset by the costs of our Chief Operating Officer and Chief Financial Officer, both hired in August 2014, and the costs of our Executive Chairman following the hiring of our new Chief Executive Officer in May 2015, along with accrued bonuses, none having been recorded in the comparable 2014 period. We also incurred one-off costs in the 2015 period for the recruitment of our Chief Executive Officer and severance costs related to the elimination of the position of Chief Operating Officer.

For the six months ended June 30, 2015, general and administrative expenses increased $753,000, or 36%, as compared to the six months ended June 30, 2014. The increase resulted primarily from an increase in personnel costs related to our Chief Operating Officer and Chief Financial Officer, both hired in August 2014, and the costs of our Executive Chairman following the hiring of our new Chief Executive Officer in May 2015, along with accrued bonuses, none having been recorded in the comparable 2014 period. We also incurred one-off costs in the 2015 period for the recruitment of our Chief Executive Officer and severance costs related to the elimination of the position of Chief Operating Officer. We also incurred higher investor relations costs, largely in conjunction with being Nasdaq-listed. These increases were partially offset by a reduction in consultancy costs as the CFO and controller functions are no longer outsourced and a reduction in professional fees, principally one-off costs in the 2014 period related to the IntegenX acquisition.

Interest Expense, Net

The following table presents interest expense, net for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$107	$109	(2)%	$213	$212	—%

For the three months ended June 30, 2015, interest expense decreased $2,000, or 2%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, interest expense was essentially flat, increasing by $1,000 as compared to the six months ended June 30, 2014. The increase was due to the higher cost of debt discount amortization related to the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $370,000 in 2015, rising each year up to $732,000 in 2019, the last full year before this debt matures. There was also an increase due to capital leases and our earn-out contingency. These increases were offset by the absence of the 8% interest and amortization charges on the IntegenX Note which we repaid in September 2014.

Gain on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the gain on revaluation of warrant derivative liabilities, net for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$104	$1,158	(91)%	$40	$1,374	(97)%

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of warrant derivative liabilities for the three months ended June 30, 2015, was $104,000, compared to a net gain of $1,158,000 for the three months ended June 30, 2014. The net gain from revaluation of warrant derivative liabilities for the six months ended June 30, 2015, was $40,000, compared to a net gain of $1,374,000 for the six months ended June 30, 2014. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $3.15 on June 30, 2015, compared to $4.53 on March 31, 2015 and $3.00 on December 31, 2014, and was $12.50 on June 30, 2014, compared to $20.00 on both March 31, 2014 and December 31, 2013. The gain in the three months ended June 30, 2015, arose principally due to the decrease in our stock price, whereas in the six months ended June 30, 2015, it arose due to decreases in expected volatility and remaining term. In the 2014 periods the gain was caused principally by the decrease in our stock price. The impact of changes in parameters was significantly reduced in the 2015 period as there were only 118,000 warrants accounted for as liabilities at the start of 2015, compared to 740,000 at the start of 2014. With the present number of outstanding warrants accounted for as liabilities, at our closing stock price of $3.15 on June 30, 2015, an increase in our share price of $1.00 would generate a revaluation loss of approximately $60,000; conversely, a decrease in our share price of $1.00 would generate a revaluation gain of approximately $50,000.

Future gains or losses on revaluation will result primarily from net decreases or increases, respectively, in our stock price during the reporting period. Derivative liabilities will also decrease as the remaining term of each instrument diminishes.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$11	$(1)	N/A	$(49)	$(4)	N/A

For the three months ended June 30, 2015, we recorded miscellaneous income of $11,000, compared to an expense of $1,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015, we recorded miscellaneous expense of $49,000, compared to an expense of $4,000 for the six months ended June 30, 2014. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the income in the three months ended June 30, 2015, is net assets of $500,000 being denominated in Euros, which increased in value against the U.S. dollar by 2% during the period, whereas in the six months ended June 30, 2015, they declined in value against the U.S. dollar by 10% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$2	$3	(33)%

We recorded no income tax expense in the three months ended June 30, 2015 or 2014. For the six months ended June 30, 2015 and 2014, we recorded a charge of $2,000 and $3,000, respectively, for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of August 6, 2015, comprised 51 regular employees, 50 of whom were employed full-time, compared to 46 regular employees as of December 31, 2014, 45 of whom were employed full-time.

Liquidity and Capital Resources

As of June 30, 2015, our principal source of liquidity was $7.4 million in cash and cash equivalents. We had working capital of $6.1 million. Our funding has primarily been generated by the issuance of equity securities, which includes $18.0 million and $13.4 million raised, net of offering costs, in 2014 and 2013, respectively. We also had, as of June 30, 2015, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2015 and 2014, in the amounts of $7,108,000 and $5,064,000, respectively. The cash used in operating activities in the six months ended June 30, 2015, was due to cash used to fund a net loss of $8,627,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision and amortization of debt discount totaling $1,546,000, and cash used by a change in working capital of $27,000. The cash used in operating activities in the six months ended June 30, 2014, was due to cash used to fund a net loss of $4,649,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision, interest converted to principal on long-term debt and amortization of debt discount totaling $611,000, and cash provided by a change in working capital of $196,000.

Net Cash Used in Investing Activities

We used $98,000 in the six months ended June 30, 2015, and $123,000 in the six months ended June 30, 2014, to acquire property and equipment. Further, in the six months ended June 30, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2015, we used $64,000 in repayments on capital leases for equipment and $94,000 to pay income taxes for restricted stock forfeited. There were no financing activities in the six months ended June 30, 2014.

Availability of Additional Funds

We believe funds available at June 30, 2015, along with our revenue, are sufficient to fund our operations into 2016. To continue our operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $662,000 and $697,000, net of estimated forfeitures, for the six months ended June 30, 2015 and 2014, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of the options awarded in the six months ended June 30, 2015 and 2014, was estimated to be $2.56 and $9.86, respectively, based on the following assumptions:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43%
Expected remaining term	3.55 - 4.50 Years	4.75 Years
Expected volatility	106.11% - 119.36%	93.89%
Dividend yield	—%	—%

The grant date fair values of options are estimated using the following assumptions:

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Remaining Term.  This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life, and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2015, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with his appointment and as an inducement to join the Company, on May 12, 2015, we granted to Dr. Rolland Carlson, our Chief Executive Officer, a nonstatutory option award to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.78 per share. This option will vest and become exercisable over a period of three (3) years as follows: one third on the first anniversary of the grant date and the remaining two thirds in eight equal quarterly installments over two years thereafter. Dr. Carlson also received an inducement restricted stock unit award covering 50,000 shares of our common stock. This restricted stock unit vests over a period of three (3) years in three equal installments on May 29 of each of 2016, 2017 and 2018 subject to Dr. Carlson’s continued employment with the Company through each vesting date. These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933. The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated:	August 7, 2015

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1 †	Carlson Employment Agreement, effective as of May 11, 2015, between the Company and Rolland Carlson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2015)

10.2 †
Amendment to Executive Employment Agreement, effective as of May 11, 2015, between the Company and Ivan Trifunovich (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2015)

10.3 †	Nonstatutory Stock Option issued May 12, 2015, to Rolland Carlson, filed herewith

10.4 †	Restricted Stock Unit Award issued May 12, 2015, to Rolland Carlson, filed herewith

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.

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