Form 10-Q
period 2015-09-30
WaferGen Bio-systems, Inc.
filed 2015-11-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Registrant had 14,456,653 shares of common stock outstanding as of November 10, 2015.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,672	$14,732
Accounts receivable	1,974	1,481
Inventories, net	1,534	813
Prepaid expenses and other current assets	436	380
Total current assets	7,616	17,406
Property and equipment, net	941	869
Goodwill	990	990
Intangible assets, net	1,025	1,362
Other assets	80	80
Total assets	$10,652	$20,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,022	$1,494
Accrued payroll and related costs	1,606	1,379
Current portion of long-term debt	178	117
Other current liabilities	965	832
Total current liabilities	4,771	3,822
Long-term debt, net of discount and current portion	2,516	2,235
Warrant derivative liabilities	18	126
Other liabilities	356	444
Total liabilities	7,661	6,627
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock: $0.001 par value; 300,000 shares authorized; 6,140 and 5,884 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	106,625	105,611
Accumulated deficit	(103,634)	(91,531)
Total stockholders’ equity	2,991	14,080
Total liabilities and stockholders’ equity	$10,652	$20,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$1,885	$1,125	$4,391	$4,014
License and royalty	125	125	375	375
Total revenue	2,010	1,250	4,766	4,389
Cost of product revenue	848	374	1,938	1,739
Gross profit	1,162	876	2,828	2,650
Operating expenses:
Sales and marketing	1,425	962	3,890	3,599
Research and development	2,387	1,909	7,137	4,749
General and administrative	781	1,133	3,635	3,234
Total operating expenses	4,593	4,004	14,662	11,582
Operating loss	(3,431)	(3,128)	(11,834)	(8,932)
Other income and (expenses):
Interest expense, net	(113)	(108)	(326)	(320)
Gain on revaluation of warrant derivative liabilities, net	68	589	108	1,963
Loss on extinguishment of debt	—	(129)	—	(129)
Miscellaneous expense	—	(5)	(49)	(9)
Total other income and (expenses)	(45)	347	(267)	1,505
Net loss before provision for income taxes	(3,476)	(2,781)	(12,101)	(7,427)
Provision for income taxes	—	—	2	3
Net loss	$(3,476)	$(2,781)	$(12,103)	$(7,430)
Net loss per share - basic and diluted	$(0.61)	$(1.02)	$(2.13)	$(4.87)
Shares used to compute net loss per share - basic and diluted	5,707	2,728	5,681	1,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,103)	$(7,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	633
Stock-based compensation	1,108	935
Gain on revaluation of warrant derivative liabilities, net	(108)	(1,963)
Provision for excess and obsolete inventory	(60)	(683)
Interest converted to principal on long-term debt	—	68
Amortization of debt discount	272	251
Loss on extinguishment of debt	—	129
Change in operating assets and liabilities:
Accounts receivable	(493)	(1,387)
Inventories	(719)	583
Prepaid expenses and other assets	(57)	(216)
Accounts payable	528	917
Accrued payroll and related costs	227	586
Other accrued expenses	46	(242)
Net cash used in operating activities	(10,712)	(7,819)
Cash flows from investing activities:
Purchase of property and equipment	(146)	(215)
Acquisition of business	—	(2,000)
Net cash used in investing activities	(146)	(2,215)
Cash flows from financing activities:
Repayment of capital lease obligations	(108)	—
Net proceeds from issuance of common stock and warrants	—	17,972
Repayment of promissory note	—	(1,318)
Payment of taxes for restricted stock forfeited	(94)	—
Net cash provided by (used in) financing activities	(202)	16,654
Net increase (decrease) in cash and cash equivalents	(11,060)	6,620
Cash and cash equivalents at beginning of the period	14,732	10,709
Cash and cash equivalents at end of the period	$3,672	$17,329

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$69
Cash paid for income taxes	$2	$3

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired with capital leases	$178	$—
Inventory transferred to property and equipment	$58	$45
Issuance of promissory note, net of debt discount, in business acquisition	$—	$1,100
Initial valuation of revenue earn-out contingency in business acquisition	$—	$410
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$—	$6,821
Issuance of warrants to underwriters	$—	$396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems for genomic technology solutions for single cell analysis and clinical research. The Company’s ICELL8™ Single Cell System is a cutting edge platform which can isolate thousands of single cells and processes specific cells for analysis, including Next Generation Sequencing ("NGS"). The Company’s SmartChip™ platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one-step target enrichment and library preparation for clinical NGS. The Company’s Apollo 324™ system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip and Apollo product lines, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

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

Inventory – Inventory is recorded at the lower of cost (first-in, first-out) or net realizable value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures and records provisions as needed.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized no governmental subsidies in the three months ended September 30, 2015, the balance of available matching funds having been fully used by March 31, 2015, and $162,000 in the three months ended September 30, 2014. The Company recognized governmental subsidies of $164,000 and $335,000 in the nine months ended September 30, 2015 and 2014, respectively, which were offset against operating expenses in the statement of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Further, ASU 2014-09 will require companies to make additional disclosures. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, and will become effective for the Company beginning on January 1, 2017, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective date” (“ASU 2015-14”),which permits deferral of the effective date of ASU 2014-09 by one year, so the Company may delay adopting the standard until January 1, 2018. ASU 2014-09 allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining both the timing and the method of adoption and its impact on the Company’s consolidated financial condition and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)” (“ASU 2015-15”). ASU 2015-15 notes that the SEC would permit the issuance costs related to a line-of-credit being deferred and the unamortized portion being presented as an asset, regardless of whether there are outstanding borrowings. The Company adopted ASU 2015-03 effective January 1, 2015 and ASU 2015-15 effective July 1, 2015 and, since it has no debt issuance costs recorded for any period that will be presented after the former date, neither adoption had any impact on the Company’s consolidated financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost and net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the existing requirement to measure such inventory at the lower of cost and market value. ASU 2015-11 is effective for annual periods beginning after

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective July 1, 2015, and its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$399	$55
Work in process	474	251
Finished goods	661	507
Inventories, net	$1,534	$813

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the nine months ended September 30, 2015, were as follows:

(in thousands)
Balance at January 1, 2015	$990

Additions	—

Balance at September 30, 2015	$990

Other intangible assets as of September 30, 2015, consist of:

	Gross Carrying Amount	Net Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$175	$185
Customer lists and trademarks	1,500	660	840
Total as of September 30, 2015	$1,860	$835	$1,025

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2015 (three months remaining)	$113
2016	421
2017	314
2018	148
2019	29

Total amortization	$1,025

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible asset amortization expense was $112,000 and $124,000 for the three months ended September 30, 2015 and 2014, respectively, and $337,000 and $373,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $611 and $339 at September 30, 2015 and December 31, 2014, respectively	2,932	3,204
Notes payable, net of debt discount	$2,268	$1,996

At any time prior to the MTDC Notes’ maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $1.6086 in the 30 days preceding September 30, 2015, the MTDC Notes could have been settled by issuing 3,233,000 shares of the Company’s common stock.

On January 6, 2014, the Company acquired substantially all of the assets of the product line of IntegenX Inc. (“IntegenX”) used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for NGS, including the Apollo 324™ instrument and the PrepX™ reagents (the “Apollo Business”). In connection with this acquisition, the Company issued a $1.25 million secured promissory note to IntegenX (the “IntegenX Note”), due on January 6, 2017 (the “Maturity Date”). The IntegenX Note earned simple interest at 8% per annum over its three year term, payable on the Maturity Date. It was repayable early without premium or penalty at the Company’s option at any time and it had to be repaid within 45 days of the closing of an equity offering yielding the Company net cash proceeds of at least $15,000,000. Such an equity offering closed on August 27, 2014, and the IntegenX Note was repaid on September 12, 2014.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also leases equipment under three capital leases that expire between December 2017 and May 2018. Aggregate future minimum obligations for capital leases in effect as of September 30, 2015, are as follows:

Capital Leases
(in thousands)
Year ending September 30,
2016	$192
2017	192
2018	63

Total minimum obligations	447

Amounts representing interest	(21)

Present value of future minimum payments	426

Current portion of long term obligations	(178)

Long term obligations, less current portion	$248

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

NOTE 7.  Stock Awards

The Company has awards outstanding under 3 plans: the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 178,000 inducement options and 50,000 inducement restricted stock units outstanding that were awarded to executive officers on August 27, 2014 and May 12, 2015, not covered by the Plans, with the same standard terms as non-qualified stock options or restricted stock units awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, nonqualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

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

A summary of stock option and restricted stock transactions in the nine months ended September 30, 2015, is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2015	895	188	$27.35	225	$4.54
Granted	(499)	361	$3.43	337	$4.03
Vested	—	—	$—	(71)	$4.54
Forfeited	81	(70)	$4.62	(57)	$4.25
Canceled	1	(1)	$365.81	—	$—
Balance at September 30, 2015	478	478	$12.22	434	$4.18

No options were exercised during the nine months ended September 30, 2015 or 2014. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2015, was nil, based on our common stock closing price of $1.36. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted average grant date fair value of the options awarded in the nine months ended September 30, 2015 and 2014, was estimated to be $2.56 and $6.33, respectively, using grant date closing stock prices ranging from $3.19 to $3.78 on award dates in 2015 and $4.60 to $14.00 on the award dates in 2014, and based on the following assumptions:

Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43% - 1.57%
Expected remaining term	3.55 - 4.50 Years	4.75 Years
Expected volatility	106.11% - 119.36%	93.89% - 105.97%
Dividend yield	—%	—%

The amounts expensed for stock-based compensation totaled $149,000 and $175,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,108,000 and $935,000 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,620,000. This cost is expected to be recognized over an estimated weighted average amortization period of 2.31 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of September 30, 2015, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date
	(in thousands, except per share amounts)
Common stock	4,600	—	$5.00	August 2019
Common stock	120	—	$6.25	August 2017
Common stock	613	111	$26.00	August and September 2018
Total	5,333	111

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

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of September 30, 2015 and 2014 (including warrants which have subsequently expired or been reclassified as equity), was estimated to be $18,000 and $363,000, respectively, using a closing stock price of $1.36 and $4.35, respectively, and based on the following assumptions:

	September 30, 2015	September 30, 2014
Risk-free interest rate	0.81% - 0.84%	0.02% - 1.28%
Expected remaining term	2.62 - 2.70 Years	0.23 - 3.60 Years
Expected volatility	106.20% - 109.95%	118.65% - 140.41%
Dividend yield	—%	—%

The aggregate fair value of such warrants and unit warrants at December 31, 2014 and 2013, was estimated to be $126,000 and $9,147,000, respectively. During the nine months ended September 30, 2015, the decrease in the fair value of the warrant derivative liability of $108,000 was recorded as a revaluation gain. During the nine months ended September 30, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $1,963,000 was recorded as a revaluation gain (see Note 9).

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

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$18	$18
Contingent earn-out payments	—	—	314	314
Total liabilities	$—	$—	$332	$332

	Level 1	Level 2	Level 3	Total
December 31, 2014		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$126	$126
Contingent earn-out payments	—	—	279	279
Total liabilities	$—	$—	$405	$405

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(108)	—	(108)
Change in contingent earn-out adjustment included in interest expense	—	35	35
Settlements	—	—	—
Balance at September 30, 2015	$18	$314	$332
Total gains (losses) included in other income and expenses attributable to liabilities still held as of September 30, 2015	$108	$(35)	$73

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2014	$9,147	$—	$9,147
Issuances	—	410	410
Gain on revaluation of warrant derivative liabilities, net	(1,963)	—	(1,963)
Settlements	(6,821)	—	(6,821)
Balance at September 30, 2014	$363	$410	$773
Total gains included in other income and expenses attributable to liabilities still held as of September 30, 2014	$1,277	$—	$1,277

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX a percentage of revenues of the Apollo Business acquired from IntegenX in January 2014, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. The Company initially estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. At December 31, 2014, the estimate of fair value was updated using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At September 30, 2015, the annual revenue estimates are unchanged, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges related to MTDC Notes or Series 1 Convertible Preferred Stock, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Common share equivalents issuable upon exercise of common stock options	—	22	6	13
Common share equivalents issuable upon exercise of warrants	—	995	—	432
Shares issuable upon vesting of restricted stock	441	88	371	30
Shares issuable upon conversion of Series 1 Convertible Preferred Stock	—	447	—	639
Shares issuable upon conversion of MTDC Notes	3,233	1,180	3,233	1,180
Total common share equivalents excluded from denominator for diluted earnings per share computation	3,674	2,732	3,610	2,294

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at September 30, 2015, or December 31, 2014.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customers accounting for more than 10% of total revenues during any of the three and nine month periods ended September 30, 2015 and 2014, as well as revenues in all corresponding periods, are tabulated as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands, except percentages)				(in thousands, except percentages)
Customer A	$291	14%	$—	—%	$291	6%	$—	—%
Customer B	$221	11%	$30	2%	$629	13%	$55	1%
Customer C	$—	—%	$167	13%	$6	—%	$167	4%
Customer D	$125	6%	$125	10%	$375	8%	$375	9%

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

NOTE 13.  Subsequent Events

In connection with a public offering on October 21, 2015, the Company received approximately $15.7 million, net of issuance costs of approximately $1.6 million, for the issuance of 6.17 million shares of its common stock (inclusive of 2.25 million shares sold from the full exercise of the overallotment option granted to the underwriters), 1,108 shares of its Series 2 Convertible Preferred Stock (convertible into 11.08 million shares of common stock, subject to ownership limitations) and warrants to purchase 17.25 million shares of its common stock (inclusive of 2.25 million warrants sold from the full exercise of the overallotment option of warrants granted to the underwriters). Subject to certain ownership limitations, the warrants are exercisable at any time within five years of the issuance date at an exercise price of $1.44 per share. The Company also issued warrants to purchase 450,000 shares of its common stock for $1.44 per share, expiring after three years, to the underwriters in connection with the public offering.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), and our quarterly reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 (the “First and Second Quarter Forms 10-Q”), all as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. These forward-looking statements include but are not limited to our plans for sales growth and expectations of gross margin, expenses, new product introduction, integration and potential benefits of our recent business acquisition, and our liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “contemplate,” “predict,” “project,” “potential” or “continue” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of genomic technology solutions for single cell analysis and clinical research. Our ICELL8 TM Single Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing ("NGS"). Our SmartChipTM platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one step target enrichment and library preparation for clinical NGS. Our Apollo 324TM system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. Most recently, our R&D efforts have been concentrated on the development and commercialization of our single cell products. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2015, our accumulated deficit was approximately $103.6 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue:
Product	$1,885	$1,125	$4,391	$4,014
License and royalty	125	125	375	375
Total revenue	2,010	1,250	4,766	4,389
Cost of product revenue	848	374	1,938	1,739
Gross profit	1,162	876	2,828	2,650
Operating expenses:
Sales and marketing	1,425	962	3,890	3,599
Research and development	2,387	1,909	7,137	4,749
General and administrative	781	1,133	3,635	3,234
Total operating expenses	4,593	4,004	14,662	11,582
Operating loss	(3,431)	(3,128)	(11,834)	(8,932)
Other income and (expenses):
Interest expense, net	(113)	(108)	(326)	(320)
Gain on revaluation of warrant derivative liabilities, net	68	589	108	1,963
Loss on extinguishment of debt	—	(129)	—	(129)
Miscellaneous expense	—	(5)	(49)	(9)
Total other income and (expenses)	(45)	347	(267)	1,505
Net loss before provision for income taxes	(3,476)	(2,781)	(12,101)	(7,427)
Provision for income taxes	—	—	2	3
Net loss	$(3,476)	$(2,781)	$(12,103)	$(7,430)

Product Revenue

The following table presents our product revenue for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$1,885	$1,125	68%	$4,391	$4,014	9%

For the three months ended September 30, 2015, product revenue increased by $760,000, or 68%, as compared to the three months ended September 30, 2014. The increase is primarily due to increases in sales of SmartChip capital equipment in the three months ended September 30, 2015, with revenue up 121% from the comparable 2014 period, and sales of our Real-Time PCR Chip panels and services, with revenue up 103% from the comparable 2014 period. SmartChip capital equipment represented 30% of our product revenue in the three months ended September 30, 2015, compared to 23% in the 2014 period, and Real-Time PCR Chip panels and services represented 37% of our product revenue in the three months ended September 30, 2015, compared to 31% in the 2014 period. Revenue from the Apollo Business also increased, up 17% from the comparable 2014 period due to an increase in sales of consumables. The Apollo Business accounted for 33% of our product revenue in the three months ended September 30, 2015, compared to 46% in the comparable 2014 period when overall revenue was lower.

For the nine months ended September 30, 2015, product revenue increased by $377,000, or 9%, as compared to the nine months ended September 30, 2014. The increase is primarily due to an increase in sales of our SmartChip Real-Time PCR Chip panels and services in the nine months ended September 30, 2015, with revenue up 103% from the comparable 2014 period, partially offset by a decrease in sales of SmartChip capital equipment, with revenue down 41% from the comparable 2014 period. SmartChip capital equipment represented 22% of our product revenue in the nine months ended September 30, 2015, compared to 40% in the 2014 period, and Real-Time PCR Chip panels and services represented 38% of our product revenue in the nine months ended September 30, 2015, compared to 21% in the 2014 period. Revenue from the Apollo Business also increased, up 12% from the comparable 2014 period, mainly due to an increase in capital equipment sales. The Apollo Business accounted for 40% of our product revenue in the nine months ended September 30, 2015, compared to 39% in the comparable 2014 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$125	$125	—%	$375	$375	—%

For the three and nine months ended September 30, 2015, license and royalty revenue was unchanged from the three and nine months ended September 30, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$848	$374	127%	$1,938	$1,739	11%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2015, cost of product revenue increased by $474,000, or 127%, as compared to the three months ended September 30, 2014. The increase related primarily to the increase in product revenue in the three months ended September 30, 2015, partially offset by a decrease in margins, primarily due to the higher percentage of revenue from capital equipment sales, which afford lower margins than sales of consumables.

For the nine months ended September 30, 2015, cost of product revenue increased by $199,000, or 11%, as compared to the nine months ended September 30, 2014. The increase related primarily to the increase in product revenue in the nine months ended September 30, 2015.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$1,425	$962	48%	$3,890	$3,599	8%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2015, sales and marketing expenses increased by $463,000, or 48%, as compared to the three months ended September 30, 2014. This increase resulted primarily from increases in personnel costs in the United States, where headcount is higher, and in Europe, mostly due to the conclusion of a matching grant (a governmental subsidy under which 50% of eligible costs were reimbursed, which was fully depleted by March 31, 2015) in the 2015 period, and higher recruitment costs, partially offset by a reduction in consulting costs as more activities have been performed in-house by the additional headcount.

For the nine months ended September 30, 2015, sales and marketing expenses increased by $291,000, or 8%, as compared to the nine months ended September 30, 2014. This increase resulted primarily from increases in personnel costs in the United States, where headcount is higher, and in Europe, mostly due to the depletion of the matching grant during the 2015 period, partially offset by a reduction in product marketing costs.

We expect our sales and marketing expenses for the remainder of 2015 to remain at a similar level to that of the third quarter.

Research and Development

The following table presents our research and development expenses for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$2,387	$1,909	25%	$7,137	$4,749	50%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2015, research and development expenses increased $478,000, or 25%, as compared to the three months ended September 30, 2014. The increase resulted primarily from increased activities related to the development and commercialization of our single cell products, along with higher stock compensation and facilities costs, partially offset by a reduction in recruiting costs and in accrued performance bonuses, because the comparable charge in 2014 represented nine months' expense, as no performance bonuses had been projected as of June 30, 2014.

For the nine months ended September 30, 2015, research and development expenses increased $2,388,000, or 50%, as compared to the nine months ended September 30, 2014. The increase resulted primarily from increased activities related to the development and commercialization of our single cell products, causing us to incur higher personnel costs (including accrued performance bonuses and stock compensation costs) and facilities costs. This increase was partially offset by a reduction in activities related to the development of target enrichment products which are now established in the market.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level relative to total expenditures for the foreseeable future.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$781	$1,133	(31)%	$3,635	$3,234	12%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2015, general and administrative expenses decreased $352,000, or 31%, as compared to the three months ended September 30, 2014. The decrease resulted primarily from reductions in consultancy costs, as the CFO and controller functions are no longer outsourced, accrued performance bonuses due to the comparable charge in 2014 representing nine months' expense because no performance bonuses had been projected as of June 30, 2014, and stock compensation expense, principally due to the reversal of expenses related to the elimination of the position of Chief Operating Officer.

For the nine months ended September 30, 2015, general and administrative expenses increased $401,000, or 12%, as compared to the nine months ended September 30, 2014. The increase resulted primarily from an increase in personnel costs related to our Chief Financial Officer and former Chief Operating Officer, both hired late in August 2014, and the costs of our Executive Chairman following the hiring of our new Chief Executive Officer in May 2015. In addition, we incurred one-off costs in the 2015 period for the recruitment of our Chief Executive Officer and severance costs related to the elimination of the position of Chief Operating Officer. We also incurred higher investor relations costs, largely in conjunction with being Nasdaq-listed. These increases were partially offset by reductions in consultancy costs, as the CFO and controller functions were outsourced for five months in the 2014 period, in professional fees, principally due to one-off costs in the 2014 period related to the IntegenX acquisition, and in stock compensation expense, mainly caused by a lower expense for options awarded to our former Chief Executive Officer per his employment contract.

Interest Expense, Net

The following table presents interest expense, net for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$113	$108	5%	$326	$320	2%

For the three months ended September 30, 2015, interest expense increased $5,000, or 5%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, interest expense increased by $6,000 as compared to the nine months ended September 30, 2014. The increase was due to the higher cost of debt discount amortization related to the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $370,000 in 2015, rising each year up to $732,000 in 2019, the last full year before this debt matures. There was also an increase due to capital leases and our earn-out contingency. These increases were offset by the absence of the 8% interest and amortization charges on the IntegenX Note which we repaid in September 2014.

Gain on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the gain on revaluation of warrant derivative liabilities, net for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$68	$589	(88)%	$108	$1,963	(94)%

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of warrant derivative liabilities for the three months ended September 30, 2015, was $68,000, compared to a net gain of $589,000 for the three months ended September 30, 2014. The net gain from revaluation of warrant derivative liabilities for the nine months ended September 30, 2015, was $108,000, compared to a net gain of $1,963,000 for the nine months ended September 30, 2014. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $1.36 on September 30, 2015, compared to $3.15 on June 30, 2015 and $3.00 on December 31, 2014, and was $4.35 on September 30, 2014, compared to $12.50 on June 30, 2014 and $20.00 on December 31, 2013. In all four periods, the gain was caused principally by the decrease in our stock price. The impact of changes in parameters was significantly reduced in the 2015 periods as there were only 118,000 warrants accounted for as liabilities at the start of 2015, compared to 740,000 at the start of 2014. The related derivative liability as of September 30, 2015, was only $18,000, so we do not expect future gains and losses to be material.

Loss on Extinguishment of Debt

The following table presents loss on extinguishment of debt for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$—	$129	N/A	$—	$129	N/A

There was no loss on extinguishment of debt in the three or nine months ended September 30, 2015. Loss on extinguishment of debt in the three and nine months ended September 30, 2014, is a one-time non-cash charge recorded as a result of the early repayment on September 12, 2014, of a promissory note with a face value of $1.25 million that was issued to IntegenX in conjunction with our acquisition of the Apollo Business in January 2014. No comparable costs are expected in the near future, although if the MTDC Notes had been repaid or exchanged for shares of our common stock on September 30, 2015, we would have recorded a one-time non-cash charge of approximately $2.9 million.

Miscellaneous Expense

The following table presents miscellaneous expense for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$—	$5	(100)%	$49	$9	444%

For the three months ended September 30, 2015, we recorded no miscellaneous income or expense, compared to an expense of $5,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recorded miscellaneous expense of $49,000, compared to an expense of $9,000 for the nine months ended September 30, 2014. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the expense in the nine months ended September 30, 2015, is net assets of $400,000 being denominated in Euros, which decreased in value against the U.S. dollar by 8% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and nine months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2015	2014	% Change	2015	2014	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$2	$3	(33)%

We recorded no income tax expense in the three months ended September 30, 2015 or 2014. For the nine months ended September 30, 2015 and 2014, we recorded a charge of $2,000 and $3,000, respectively, for U.S. state income taxes. We have provided a full valuation allowance against our net deferred tax assets.

Headcount

Our consolidated headcount as of November 10, 2015, comprised 52 regular employees, 51 of whom were employed full-time, compared to 46 regular employees as of December 31, 2014, 45 of whom were employed full-time.

Liquidity and Capital Resources

As of September 30, 2015, our principal source of liquidity was $3.7 million in cash and cash equivalents. We had working capital of $2.8 million. Our funding has primarily been generated by the issuance of equity securities, which includes $18.0 million and $13.4 million raised, net of offering costs, in 2014 and 2013, respectively. We also had, as of September 30, 2015, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2015 and 2014, in the amounts of $10,712,000 and $7,819,000, respectively. The cash used in operating activities in the nine months ended September 30, 2015, was due to cash used to fund a net loss of $12,103,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision and amortization of debt discount totaling $1,859,000, and cash used by a change in working capital of $468,000. The cash used in operating activities in the nine months ended September 30, 2014, was due to cash used to fund a net loss of $7,430,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision, interest converted to principal on long-term debt, amortization of debt discount and loss on extinguishment of debt totaling $630,000, and cash provided by a change in working capital of $241,000.

Net Cash Used in Investing Activities

We used $146,000 in the nine months ended September 30, 2015, and $215,000 in the nine months ended September 30, 2014, to acquire property and equipment. Further, in the nine months ended September 30, 2014, we used $2,000,000 to acquire the Apollo Business.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2015, we used $108,000 in repayments on capital leases for equipment and $94,000 to pay income taxes for restricted stock forfeited. Cash provided by financing activities in the nine months ended September 30, 2014, was $16,654,000, being $17,972,000 from the issuance of common stock and warrants in the 2014 Public Offering, offset by $1,318,000 used to repay the IntegenX Note.

Availability of Additional Funds

We believe funds available at September 30, 2015, along with our revenue and cash received from the sale of our equity securities in October 2015, are sufficient to fund our operations into 2017. To continue our operations thereafter, we may need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may need additional capital to maintain and expand our operations. We have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. The conversion of our MTDC Notes, and the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain additional capital as needed we may not be able to continue our efforts to develop and commercialize our products and services and may be forced to significantly curtail or suspend our operations.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $659,000 and $813,000, net of estimated forfeitures, for the nine months ended September 30, 2015 and 2014, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of the options awarded in the nine months ended September 30, 2015 and 2014, was estimated to be $2.56 and $6.33, respectively, based on the following assumptions:

Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43% - 1.57%
Expected remaining term	3.55 - 4.50 Years	4.75 Years
Expected volatility	106.11% - 119.36%	93.89% - 105.97%
Dividend yield	—%	—%

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2015, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Other than the factors set forth below, there have been no material changes to the risk factors described in that report.

We expect to make significant investments to research and develop SmartChip-based solutions for single cell genomics, which may not be successful.

We are currently focusing our R&D efforts on the development and commercialization of SmartChip-based solutions for single cell genomics. We have devoted, and expect to continue to devote, significant resources to the development of single cell products. Our efforts to develop single cell analysis products may not be successful, may cause us to incur significant expense and may distract our management from successfully commercializing existing products. We may not be able to introduce products for single cell genomics as quickly as anticipated. Any single cell analysis products we develop will be subject to significant research and testing, which may be a lengthy and expensive process. There can be no guarantee that we will develop any products that would be commercially viable. If we determine that our single cell analysis program, or any future development programs, is unlikely to succeed, we may abandon it without any return on our investment into the program.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell, and plan to market and sell, our products in a number of foreign countries, including Canada, European Union countries, Japan, China and other East Asian countries, and we are therefore subject to risks from failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S. as well as U.S. rules and regulations that govern foreign activities such as the U.S. Foreign Corrupt Practices Act. In addition, we may be adversely affected by other risks associated with operating in foreign countries. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in international operations include, but are not limited to, the following:

·	changes in general economic and political conditions in the countries in which we operate;

·	unexpected adverse changes in foreign and U.S. laws or regulatory requirements, including those with respect to permitting, export duties and quotas;

·	changes by foreign governments in their support of genetic analysis research;

·	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

·	differing local preferences and expectations for laboratory equipment and supplies;

·	differing approaches to genetic analysis research at pharmaceutical and biotech companies, academic and private research centers and other diagnostic companies;

·	fluctuations in exchange rates may affect demand for our products and may adversely affect our profitability;

·	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

·	differing labor regulations;

·	difficulty in establishing, staffing and managing non-U.S. operations;

·	potential changes in or interpretations of tax laws;

·	inability to obtain, maintain or enforce intellectual property rights; and

·	difficulty in enforcing agreements in foreign legal systems.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations.

There can be no assurance that we will continue to meet the requirements for our common stock to trade on the Nasdaq Capital Market.

Since becoming listed on the Nasdaq Capital Market on August 22, 2014, we are required to comply with certain Nasdaq listing requirements, including, without limitation, with respect to our corporate governance, finances and stock price. If we fail to meet any of these requirements, our shares could be delisted. In particular, Nasdaq rules include a $1.00 minimum bid price requirement. In October 2015 our common stock traded at a price as high as $2.68 and as low as $0.80. In the period October 23 to November 3, 2015, our common stock closed trading below $1.00 for 8 consecutive business days before closing above $1.00 on November 4, 2015. As of November 10, 2015, our common stock had closed below $1.00 for 4 consecutive business days. If our common stock closes trading below $1.00 for a period of 30 consecutive business days, we expect the Listing Qualification Department of The Nasdaq Stock Market will send us a letter indicating that we are not in compliance with the minimum bid price requirement and, subject to various conditions, giving us a period of 180 days to regain compliance with minimum bid price requirement. If at any time during this 180 day period the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive business days, we will regain compliance, although there can be no assurance that we would be able to stay in compliance. We may not be able to qualify for an extension of the 180 day period to regain compliance. In order to avoid being delisted, we may be forced to attempt to implement a reverse stock split, which would require approval from our stockholders.

If our common stock were delisted from the Nasdaq Capital Market, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 5.  Other Information

On October 21, 2015, we completed a public offering (the “Public Offering”) of an aggregate of 6,170,000 shares of our common stock, 17,250,000 warrants to purchase shares of our common stock (“Public Warrants”) and 1,108 shares of our Series 2 Convertible Preferred Stock, par value $0.001 per share (“Series 2 Shares”) (inclusive of 2,250,000 shares of our common stock and 2,250,000 Public Warrants from the full exercise of the overallotment option granted to the underwriters). The Public Warrants were issued under a warrant agreement by and between us and Continental Stock Transfer & Trust Company. Subject to certain ownership limitations and subject to adjustment in certain circumstances, each of the Series 2 Shares is convertible at any time into 10,000 shares of common stock. Subject to certain ownership limitations and subject to adjustment in certain circumstances, the Public Warrants are exercisable at any time within five years of their issuance date at an exercise price of $1.44 per share.

As part of the consideration to the underwriters for the Public Offering, we issued to Ladenburg Thalmann & Co., Inc., Chardan Capital Markets, LLC and Dougherty & Company, the underwriters for such offering, an aggregate of 450,000 warrants to purchase shares of our common stock, at an exercise price equal to $1.44 per share on or before October 21, 2018 (“Underwriter Warrants”). The exercise price and number of shares issuable upon exercise of the Underwriter Warrants are subject to adjustment in certain circumstances. The Underwriter Warrants were granted pursuant to Section 4(a)(2) of the Securities Act of 1933.

We did not receive any proceeds from the issuance of the Underwriter Warrants. However, from the Public Offering we received gross proceeds of $17.25 million and, after deducting underwriting discounts and commissions and estimated offering expenses, estimated net proceeds of $15.7 million. We intend to use the net proceeds from the Public Offering for research and development and commercialization activities for our single cell products, for sales and marketing activities and for general corporate and working capital purposes.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFERGEN BIO-SYSTEMS, INC.

Dated:	November 12, 2015

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as such articles have been amended, restated, supplemented or otherwise modified

4.1	Form of Warrant to purchase shares of Common Stock of the Company, issued October 21, 2015, to underwriters in the Company’s October 2015 public offering

4.2
Warrant Agreement dated October 21, 2015, by and between the Company and Continental Stock Transfer & Trust Company, relating to warrants to purchase shares of Common Stock of the Company issued to investors in the Company’s October 2015 public offering

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.

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