Form 10-K
period 2015-12-31
WaferGen Bio-systems, Inc.
filed 2016-03-25
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was $13,498,890. As of that date, 4,285,362 shares of the registrant’s common stock, $0.001 par value per share, were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were held by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates at that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2016, the registrant had a total of 18,753,615 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-K may contain forward-looking statements. Forward-looking statements relate to future events or our future financial performance. These forward-looking statements include but are not limited to statements we make regarding our plans for sales growth and expectations of gross margin, expenses, new product introduction, integration and potential benefits of our recent business acquisition, and our liquidity and capital needs. Forward-looking statements can generally be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and future conditions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that are difficult to predict, that may be outside of our control and may cause actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. Therefore you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those in the forward-looking statements include, among others, the following: our ability to successfully market our products; market acceptance of our new and relatively unproven technologies; our ability to raise additional capital on acceptable terms when, and in the amounts, needed to support our business; our ability to develop our research and development investments into commercially viable products; governmental, academic and corporate funding for genetic sequencing and analysis equipment and supplies; and other risks and uncertainties described in the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and other sections of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

Overview

We are engaged in the development, manufacture and sale of genomic technology solutions for single-cell analysis (“SCA”) and clinical research. Our ICELL8™ Single-Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing (“NGS”). We believe ICELL8s introduction into the rapidly growing SCA market will revolutionize biopharma, diagnostics and life science research. ICELL8 is based upon our SmartChip platform which is also used for profiling and validating molecular biomarkers. SmartChip can perform massively parallel singleplex PCR for one-step target enrichment and library preparation for clinical NGS. Our Apollo 324™ system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. Our SmartChip and Apollo product lines are aimed at researchers performing genetic analyses in the life sciences, pharmaceutical and biotech drug discovery, diagnostics and clinical laboratory industries. WaferGen’s technology solutions are potent tools for the discovery and validation of clinically relevant disease biomarkers, clinical tests and new drug therapies.

We are primarily focused on marketing a flexible, open format genetic analysis system, the WaferGen SmartChip System. SmartChip is a micro-fabricated chip composed of thousands of massively-parallel micro wells that are physically separated from each other. We have engineered a nano-dispenser called the MultiSample Nano-Dispenser (“MSND”) that can not only dispense but also aspirate nanoliter volumes of molecular testing reagents and samples, which provides a range of high throughput capabilities including SCA, differential gene expression measurement, genotyping and target enrichment for NGS testing. NGS refers to the current automated methods used to determine the order of nucleotide building blocks that make up the primary structure in Deoxyribonucleic acid (“DNA”) molecules. In 2010, we formally launched our first generation SmartChip 5K System, which was an innovative real-time Polymerase Chain Reaction (“PCR”) tool enabling scientists to study thousands of genes simultaneously. PCR is an enzymatic process designed to increase the number of copies of DNA for easier detection. Real-time PCR simultaneously amplifies and quantifies (as an absolute number of copies or relative amount) a targeted DNA molecule in real time. In 2012, we launched the SmartChip MyDesign System, which is a second-generation real time PCR instrument with significantly upgraded capabilities.

The SmartChip System’s high density, nanoliter-scale format can provide throughput levels that facilitate the development of life science and clinical research solutions at a fraction of the time and cost currently possible with existing competing systems. We believe that the SmartChip System is well suited for the large and growing genomics markets, including researchers seeking to confirm and expand on discoveries made with the growing use of NGS. The SmartChip and MSND were adapted for NGS library preparation and the SmartChip Target Enrichment (“TE”) System was launched in 2014. SmartChip TE™ is designed to perform a critical sample preparation step prior to targeted-DNA sequencing. Targeted sequencing is aimed at deciphering the nucleic acid sequence of a certain portion of the genome (the targets), for example a set of genes of interest, as opposed to the whole genome. In order to limit the sequencing to the targets of interest, scientists are using various techniques including PCR to treat the nucleic acid samples prior to sequencing. WaferGen is using its SmartChip consumable to conduct massively parallel individual PCR reactions for TE. This approach offers certain advantages over existing chemistries and platforms.

In October 2015 we launched the ICELL8 System for single cell isolation and individual cell genomic analysis. The ICELL8 Single-Cell System consists of a unique pairing of the SmartChip and MSND technologies with a powerful imaging station. Our CellSelect™ software bridges these technologies by automatic selection for cells of interest and provides user control over how best to process samples for downstream applications. This system-level solution for single-cell isolation results in a powerful and user-friendly research tool for discovery and clinical research. The ICELL8 System enhances single-cell research through the power of isolating thousands of cells of any type and size; controlling cell selection for down-stream processing; and, providing biological insight by investigating multiple samples on a single SmartChip. The SmartChip, along with the ability to dispense nanoliter volumes (using the MSND) into these wells, makes this an ideal platform for isolating and processing thousands of single cells for RNA-seq and/or qPCR based applications. The dispensing technology and automated imaging by the ICELL8 System ensures testing is performed only on single cells. This offers a significant advantage over capture technologies on the market which require manual methods for confirming true single cell isolation. In addition, the physical separation of wells in the SmartChip affords better protection against cross-contamination than the emulsion-based systems that which are being pursued by potential future competitors.

In January 2014, we acquired IntegenX Inc.’s product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324 instrument and the PrepX™ reagents. The fully automated Apollo 324 library prep solution has been a market leader in the low to medium throughput NGS market segment with an expanding installed base, serving a diverse set of clients from university research labs, pharmaceutical and agricultural companies, to diagnostic clinical labs. We believe customers favor the Apollo 324 library prep solution for its flexibility, turnaround and hands-on time, as well as sample quantity input requirement. We intend to build upon its success with innovative new applications and protocols for this system.

WaferGen employs a business model that primarily generates revenue from the sale of instruments (i.e. the ICELL8 System, SmartChip Systems and Apollo 324 instruments) and a recurring revenue stream from the sale of consumables (i.e. the ICELL8 Chip and Reagent Kit, SmartChip Panels and Apollo PrepX reagents), similar to the “razor and razor blade” business model.

Genomics Overview

Genes are segments of genomic DNA that encode discreet information that ultimately help synthesize individual biomolecules/proteins. This information is read when the two strands of DNA “unzip” and the series of bases representing a gene are copied into the related Ribonucleic acid (“RNA”). RNA is a polymeric molecule consisting of ribonucleotide building blocks. The three major types in cells are ribosomal RNA (“rRNA”), transfer RNA (“tRNA”), and messenger RNA (“mRNA”), each of which performs an essential role in protein synthesis. “RNAi”s are small RNA molecules that help regulate by turning genes on and off. Like DNA, RNA also has four types of bases that can bond as a pair with four types of bases in the DNA strand based on pairing rules that allow the DNA sequence of the gene to encode a specific RNA sequence. This decoding of DNA genes into RNA is called transcription. The transcribed RNA strand then separates from the DNA strand and acts either in a regulatory fashion to modulate cellular processes or as a template for the cell’s machinery to construct functional proteins. As gene expression (including translation into functional proteins) is dependent upon RNA levels present in the cell, interrogation of RNA levels has become the most widely adopted means for quantifying this process.

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

Gene expression studies and whole transcriptome analysis (“WTA”) are used to provide information on the more than 30,000 genes in the human genome. Life science researchers use gene expression profiling to study the differences in expression of genes in a normal versus a disease state. For example, a comparison of gene expression profile of breast cancer patients to those of normal patients will provide an indication of genes that are expressed differentially between the two populations. Such differences can lead to identifications of genes that may be indicative of a disease state. Furthermore, such differences can help physicians make treatment decisions. Researchers are conducting studies to identify single or multiple genes that play a role in a particular disease.

There are three primary technologies used to study gene expression: NGS, microarrays and real-time PCR.

Single-Cell Analysis Overview

NGS technologies have improved at a breathtaking pace this past decade and the costs of sequencing have decreased several orders of magnitude. The decrease in the price/base has made possible applications that were considered impossible even five years ago. RNA-sequencing (“RNA-Seq”) is increasingly being used to understand gene expression differences between normal and disease states in bulk samples. Another interesting NGS-based application is the ability to perform gene expression profiling at a single cell level for 1000s of cells and use the differences in transcriptional states of the individual cells to comprehend the various cell types that exist in heterogeneous cell populations and complex tissues. Most biological measurements to date have been performed on a population of cells or tissues. Such studies lack the ability to discriminate critical events occurring at an individual cell level and hence, would report results that reflect an average for the population under investigation. However, diseases such as cancer or diabetes start from a single cell that has acquired a deleterious mutation. Furthermore, SCA has already resulted in the identification of new cell types in neuronal and immune cell populations. Identifying and understanding such rare events amidst a population of normal cells is the challenge that SmartChip-based SCA aims to solve. Existing technology such as Fluidigm’s microfluidic cartridge can process at best 400 individual cells. These individual cells are selected based on different size cutoffs that introduce size bias in selecting cells. The size bias combined with low throughput has generated a need for technologies that can process thousands of cells in a cost-effective fashion and with minimal bias.

Even though RNA-Seq is becoming a mature NGS technique for evaluating global and single-cell gene expression patterns, many researchers continue to verify their NGS findings using real-time PCR. Furthermore, subsequent to sequencing based discovery and real-time PCR validation, interrogation of the expression pattern of identified target genes in large numbers of samples requires a more timely and cost-effective solution such as the ICELL8 System.

Gene Expression Technology Overview

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

Traditional PCR merely increases the number of DNA copies for easier detection. Real-time PCR permits quantitative analysis, rather than just a qualitative yes/no as to the presence of a gene. Real-time PCR can produce an absolute measurement, such as number of copies of mRNA or microRNA per nanoliter of sample, or a relative measurement in comparison to expression of the same gene in another sample. Real-time PCR chemistries allow for the detection of amplicon amounts in the exponential phase of these reactions where the amount of product can be extrapolated to accurately determine the amount of target in the sample prior to amplification.

Traditional real-time PCR does not measure thousands of genes simultaneously (like NGS or microarray analysis), resulting in limited throughput and relatively high cost, making it unfeasible for whole genome analysis or for very high throughput studies. Thus, in practice, researchers typically first use microarray or RNA Sequencing to identify which genes are over- or under-expressed in the whole genome and then apply real-time PCR to a specific set of those genes to accurately quantify gene expression. The process is referred to as discovery and validation.

Although all humans contain the same set of genes, the actual sequence of each gene may vary from one individual to another, as well as between cells in the same individual. This phenomenon is commonly referred to as genetic variation and can have important medical consequences. Genetic variation affects disease susceptibility, including predisposition to cancer, diabetes, cardiovascular disease and Alzheimer’s disease. In addition, genetic variation may cause people to respond differently to the same drug treatment. One common form of genetic variation is a single-nucleotide polymorphism (“SNP”).

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

Products

SmartChip System

Our SmartChip System provides a suite of gene expression and genome analysis technologies enabling both biomarker discovery and validation on a single platform with the sensitivity and accuracy of real-time PCR. WaferGen’s SmartChip Real-Time PCR System consists of two instrumentation components: a SmartChip MSND for applying sample, assay and reaction mix to the SmartChip Panels, and a SmartChip Cycler for thermal cycling and collecting data from the real-time PCR assays. For large studies, our SmartChips are provided with sub-nanoliter (one-billionth of a liter) oligonucleotide (a short nucleic acid polymer, typically with twenty or fewer bases) reagents of the customer’s choosing pre-loaded in the wells. For smaller projects, the user has the flexibility to purchase empty SmartChips and both samples and assays can be dispensed into the SmartChips at the customer’s site using the MSND. Sub-microliter (one-millionth of a liter) dispensing of samples into a 5,184-well chip enables high throughput real-time PCR amplification of pathway-based gene discovery. Our SmartChip Panels are designed with evaporation control measures that allow for the use of nanoliter volumes, thermal cycling and temperature control. Our software system also analyzes the high throughput data after the completion of the real-time PCR analysis. The user friendly, content-ready SmartChip System is designed to accept samples out of the box, incorporating many of the necessary substrates and chemicals.

The SmartChip System is engineered to deliver superior performance with the combination of high sensitivity and high throughput on a single chip, enabling scientists to broadly view gene expression patterns over a large dynamic range. The SmartChip System requires only a couple of days to perform genetic analyses that took several months to perform utilizing traditional methods, which involved discovery of the gene expression signature with microarrays, followed by verification of the signature with real time PCR. As more clinical studies are carried out using validated gene sets, we believe the market will require, and demand, higher throughput solutions to process large numbers of clinical samples. Today’s solutions typically allow only a few patients’ samples to be processed. We offer a throughput capability that allows hundreds of samples on a single chip.

We believe our SmartChip System is also capable of saving time compared to existing technologies. Research analyzing the whole genome utilizing currently available real-time PCR technology takes weeks to months due to multiple plates and hundreds of pipetting steps required. Our SmartChip System has the ability to quantitatively analyze the gene specific pathways or whole genome with the performance of real-time PCR technology in as short as a single day, and represents a significant advancement. In addition, our development of the SmartChip System seeks to allow 5,184 data points per chip, which could enable a large number of reactions to run in parallel, thus addressing unmet needs of the clinical trial market, compared to today’s leading technologies, which are limited in throughput to 96 wells, 384 wells and 1,536 wells. Competitors in the market place that offer high throughput, like the Fluidigm Biomark, which offers a maximum throughput of 9,216 assays per chip, limit the market by offering only fixed sample and assay formats which may not be optimal for the application.

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

SmartChip Single-Cell Isolation System

The ICELL8 Single-Cell System can isolate thousands of single cells and processes specific cells for analysis, including NGS. The system has demonstrated unbiased isolation, regardless of cell size, of up to 1,800 single cells, ranging from 5-100 micrometers in size on a single chip including single cells from solid tumors, brain cells, pulmonary airway cells, and multiple cell lines. ICELL8 comprises the SmartChip and MSND, already in the market, which have now been modified for single cell isolation and analysis. The ICELL8 Chip technology is developed for single-cell isolation through individual nanowell barcoding for cell registration and reagent optimization to enhance cell separation and viability. In addition, the CellSelect software images cells, identifies wells that contain a single cell and then directs dispensing of reagents only to wells that contain single cells. A Poisson distribution method dispenses 1,000 to 2,000 individual cells per 5,184 nanowell chip. The MSND can also be used to process hundreds of cells from multiple samples in the same SmartChip. We collaborated with the Broad Institute to obtain proof of concept for cell isolation processes and RNA-Seq analysis that we used to develop the products designed for SCA. In mid-2015, we signed on four early access partners for our SmartChip SCA products - Karolinska Institutet, National Jewish Hospital, Genentech and MD Anderson Cancer Center. We have collaborated with our early access partners to show that we can reproducibly sequence thousands of cells. Feedback on various aspects of the product from these early access partners was overwhelmingly positive - researchers particularly like the workflow ease, the ability to handle multiple cell types including human patient samples such as freshly operated tumors, and the ensuing data quality. Thus, the ICELL8 single-cell system, which was commercially launched in October 2015, is the only system on the market that can span the gamut of hundreds to thousands of cells and have the ability to process diverse cell types in a cost-effective fashion.

SmartChip Target Enrichment (TE) System

The SmartChip TE and Seq-Ready TE Systems use the SmartChip consumable for amplifying the targets of interest via PCR. Researchers then remove the resulting amplified material for further processing prior to sequencing. The key purported advantage of our approach is that we conduct massively parallel individual PCR reactions for target enrichment, whereas other PCR-based techniques use highly multiplexed PCR, which means that they conduct hundreds, if not thousands of PCR reactions in a single tube. By separating PCR reactions into individual wells, our SmartChip TE System offers a much better controlled chemo-enzymatic process that might ultimately translate into higher quality sequencing results. This should be especially important in clinical sequencing, where assays of a high sensitivity and specificity are required. We offer multiple consumable formats of different densities (number of nano-wells) so that, depending on the number of targets required for a particular study, samples can be dispensed over the whole chip in flexible configurations. This enables the system to enrich targets without cross-contamination with other samples and provides the flexibility to customize targets. This system includes:

Custom Target Enrichment. Targets of interest can vary greatly based on the area of research and the needs of individual laboratories. The Seq-Ready TE System offers the ability to design amplicons which can be customized to enrich only specific targets identified by the researcher.

Seq-Ready TE MultiSample BRCA1/2 Panel. A pre-designed target enrichment panel containing 139 unique primer pairs targeting all of the coding regions in BRCA1 and BRCA2 genes, which are key genes identified for breast cancer research, is available as an off the shelf product.

Apollo 324 Library Preparation

In January 2014, we acquired from IntegenX Inc. (“IntegenX”) substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for NGS, including the Apollo 324 instrument and the PrepX reagents (the “Apollo Business”).

The Apollo 324 System is a compact, walk-away automation platform offering DNA, RNA-Seq, and ChIP-Seq library preparation kits for analysis on popular NGS platforms from Illumina, Inc. (“Illumina”) (GA, HiSeq and MiSeq), Thermo Fisher Scientific, Inc. (“Thermo”) (Ion Proton and Ion Torrent PGM), and the Roche family of companies (“Roche”) (GS Junior and GS FLX+). The intuitive and easy-to-use PrepX automation protocols and reagent kits enable the set-up of a run with as little as 15 minutes of hands-on time. The user can return in about 90 minutes for sequencer-ready DNA or ChIP-Seq libraries, or about 5 hours for RNA-seq libraries. The system offers the flexibility to start a run with a single library without wasting reagents.

The fully automated Apollo 324 library prep solution has been a market leader in the low to medium throughput NGS market segment with an expanding installed base, serving a diverse set of clients from university research labs, pharmaceutical and agricultural companies, to diagnostic clinical labs. We believe customers favor the Apollo 324 library prep solution for its reliability, turnaround and hands-on time, as well as sample quantity input requirement.

The Apollo Business is highly synergistic with our existing products, especially our SmartChip TE System offerings. Serving the same customer base, the two products together address a wide spectrum of customer needs in sample preparation for NGS and enable one-stop shopping for laboratories performing targeted sequencing.

Market Applications of the SmartChip System and the ICell8 Single-Cell System

We believe the ICELL8 and SmartChip Systems, with their advantages of higher throughput, lower cost, superior sensitivity and genomic analysis capabilities, can address the following markets:

Biomarker Discovery and Validation. New targets for drugs can be identified through the analysis of gene profile expression (biomarkers) in diseased cells via PCR or RNA-Seq. Potential applications include multiple cancers, neurological, immunological, arthritic and lung diseases.

Drug Efficacy and Optimization. Genetic analysis is being used to determine the likely toxicity (toxicogenomics) of new drugs and the likelihood of therapeutic response to a specific genetic profile (pharmacogenomics). Federal Drug Administration (“FDA”) guidance calls for drug companies to voluntarily submit pharmacogenomic data to support their drug development programs.

Drug Response Monitoring. Patient outcomes can be improved by evaluation of a proposed drug’s potency and specificity in order to determine individualized patient dosing, thereby decreasing adverse drug reactions, and improving drug efficacy.

Detection of Rare Mutations. The Cancer Genome Project is using the human genome sequence and high throughput mutation detection techniques to identify somatically acquired     sequence variants/mutations (which arise in individual cells in the body outside the “germ-line” (sperm and egg) cells that created the individual, and hence not present in all of a person’s cells) and hence identify genes critical in the development of human cancers.

Clinical NGS Applications. Key discoveries enabled by Next Generation Sequencing, in addition to continued cost and workflow efficiencies, are resulting in the widespread adoption of NGS in clinical research and routine diagnostic applications. Leading areas driving clinical NGS include constitutional and complex diseases.

Biomarker Discovery and Validation: Gene expression patterns (biomarkers) related to specific diseases are becoming increasingly important in drug development. Comparison of gene expression patterns between normal and diseased tissues or single cells, expression profiles in the presence or absence of drugs can lead to discovery of genes or a set of genes that can be used in drug development. This requires monitoring of tens, hundreds or thousands of mRNAs in large numbers. A typical genetic analysis currently involves the use of NGS or microarrays to identify genes, which are either over-expressed or under-expressed in a small subset of patients. After detailed bioinformatics analysis, a number of differentially expressed genes (two to 200) are evaluated using real-time PCR or targeted NGS in a different subset of patients (50 to 100). The differentially expressed genes in a patient group are then validated using a larger patient group. Real-time PCR techniques, which offer significantly increased sensitivity, are limited in throughput and are cost prohibitive for whole genome analysis. Biomarker investigation requires multiples of such analyses to confirm discovery.

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

Clinical NGS Applications: Recent advances in sequencing technology have resulted in dramatically lower sequencing costs and highly efficient workflows, enabling NGS to be used for routine clinical applications. In combination with key discoveries of clinically relevant targets enabled by NGS, this has resulted in the need for the efficient interrogation of multiple targets simultaneously. This need has been well demonstrated for key complex diseases, such as cancer, where targeted NGS panels are now used widely. Existing methods, including Sanger sequencing and traditional PCR, are limited because of inherent challenges with multiplexing, workflows, and turnaround times for large numbers of targets.

Future Applications - From Research to Diagnostics: Newly discovered biomarkers from NGS, gene expression and genotyping studies are rapidly being adopted by practicing physicians to identify the right drug for the right patients and are leading to new ways of diagnosing and monitoring diseases. Biomarkers and platforms that are being used in clinical trials for a particular therapy are expected to become a standard for molecular diagnostics. This personalized medicine market requiring personalized genomic analysis is rapidly growing and will become a new standard in healthcare.

Competition

We believe the industry leaders in the markets in which WaferGen competes are Fluidigm Corporation (“Fluidigm”), Illumina, Thermo, Agilent Technologies, Inc., 10X Genomics, Inc. and PerkinElmer, Inc. Other companies known to be currently serving the genetic analysis market include Affymetrix, Inc., Becton Dickinson and Company, , Bio-Rad Laboratories, Inc., Eppendorf AG, Beckman Coulter, Inc., Luminex Corporation, Cepheid, Pacific Biosciences of California, Inc., NanoString Technologies, Inc., Sequenom, Inc., RainDance Technologies, Inc., Qiagen N.V., Biometra Biomedizinische Analytik GmbH, Enzo Biochem,

Inc., Biomerieux, Inc. and Roche. The marketplace for gene expression technologies is highly competitive, with many of the major players already controlling significant market share, many of which have significantly greater financial, technological and other resources than we do. Illumina is the leader in NGS and Thermo is the market leader for real-time PCR and is second in the NGS market. We believe gene expression is a growing market and this market is driven by the need for RNA-Seq and higher throughput real-time PCR platforms, to overcome the real time low plex PCR technologies that are currently used for discovery and validation. WaferGen’s SmartChip Real Time PCR System is presently the only platform that offers a single solution for both biomarker discovery and validation with low running costs, simplified workflow and fast results. In single-cell, Fluidigm is the established market leader and Becton Dickinson Genomics is integrating FAC-Seq with SCA. WaferGen’s ICELL8 SCA System is presently the only platform that has the ability to analyze cells of any size with unbiased cell isolation coupled with the ability to choose and analyze specific cells utilizing automated imaging. Our competitors could compete with us by developing new products similar to our SmartChip or the ICELL8 Systems. Even though we believe that we have created a unique solution, this does not mean that our competitors will not develop effective products to compete with our products.

Sales and Marketing

During 2014 and 2015, we ramped up our investment in sales and marketing activities to service the academic and medical research market, pharmaceutical and biotech companies and clinical testing laboratories. By the end of 2015, we had a direct sales force of more than a dozen employees in the United States and Europe, plus select distribution partners in other regions of the world.

Despite the increased investment, WaferGen still has limited sales and marketing resources compared to some of our competitors. We will need to increase investment in our sales and marketing infrastructure in order to be competitive in the marketplace.

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

Research and Development

Our research and development efforts are aimed at developing new products and new applications, improving existing products, improving product quality and reducing production costs. Our research and development expenses were approximately $9.28 million for the year ended December 31, 2015 and $6.72 million for the year ended December 31, 2014.

Intellectual Property and Other Proprietary Rights

We are pursuing an intellectual property portfolio, including filing a number of U.S. and international patent applications and in-licensing certain patents covering products, methodologies, integration and applications. We presently have six patents issued and twelve pending in the U.S. with respect to our SmartChip products and technologies, and a number of pending SmartChip-related patent applications worldwide. In addition to our patents, we rely on trade secrets, know-how, and copyright and trademark protection. Our success may depend on our ability to protect our intellectual property rights.

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

Regulation by governmental authorities in the United States and other countries is not currently a significant factor in the manufacturing, labeling, distribution and marketing of our products and systems. However, developments in FDA regulations, as well as the emergence of clinical NGS applications, may result in our products becoming subject to FDA regulation, particularly if, in the future, potential clinical NGS applications cause our products to become subject to FDA medical device regulations.

Corporate History

Wafergen, Inc. was incorporated in the state of Delaware in October 2002. On May 31, 2007, Wafergen, Inc. was acquired by WaferGen Bio-systems, Inc., a Nevada corporation. In the transaction, Wafergen, Inc. merged with a subsidiary of WaferGen Bio-systems, Inc. and became a wholly owned subsidiary of WaferGen Bio-systems, Inc.

Employees

We have assembled a team of highly qualified scientists, engineers and business managers to support our product development and commercialization activities. Their efforts will continue to focus on expanding, improving and commercializing our core technologies. As of December 31, 2015, we had 54 regular employees, 53 of whom were employed full-time, compared to 46 regular employees as of December 31, 2014, 45 of whom were employed full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $15.3 million for the year ended December 31, 2015. As of December 31, 2015, our accumulated deficit was $106.8 million. We have not achieved operating profitability on a quarterly or annual basis.

Historically, there have been limited sales of any of our products. Our revenues were $2.2 million for the year ended December 31, 2010, $0.5 million for the year ended December 31, 2011, $0.6 million for the year ended December 31, 2012, $1.3 million for the year ended December 31, 2013, $6.0 million for the year ended December 31, 2014 and $7.2 million for the year ended December 31, 2015. We will need to significantly grow our revenues to become profitable.

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

If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in Part II, Item 7 in this Annual Report. Further, if we do not generate sufficient revenues from operations, we may not be able to stay in business.

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

Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell, including the SmartChip System and Apollo instruments. We may not possess all of the resources, capability and intellectual property rights necessary to develop and commercialize all of the products or services that may result from our technologies. Our long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the SmartChip System incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of our products could significantly delay or ultimately preclude commercialization of our technology. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face seeking to develop and manufacture a new product in a relatively new and rapidly changing market. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price of our products and services compared to our competitors’;

•	the functionality of our products and services, and whether they address market requirements;

•	the timing of introduction of our products and services as compared to our competitors’;

•	the existence of product defects; and

•	scientists’ and customers’ opinions of our products and services and our ability to incorporate their feedback into future products and services.

Our business is dependent on our ability to improve our existing products, to develop new products that serve existing markets, and to develop new products that create new markets and applications that were previously not practical with existing systems. We currently have fewer resources available for research and development activities than many of our competitors. We may not be able to develop or launch new products in a timely manner, or at all, or they may not meet customer requirements or be of sufficient quality or at a price that enables us to compete effectively in the marketplace. Challenges frequently encountered in connection with the development or early commercialization of products and services using new and relatively unproven technologies might limit our ability to develop and successfully commercialize these products and services. If our research and product development efforts do not result in commercially viable products within anticipated timelines, if at all, our business and results of operations may be adversely affected.

We expect to make significant investments to research and develop Smart Chip-based solutions for single-cell genomics, which may not be successful.

We are currently focusing our R&D efforts on the development and commercialization of Smart Chip-based solutions for single-cell genomics. We have devoted, and expect to continue to devote, significant resources to the development of single-cell products. Our efforts to develop single-cell analysis products may not be successful, may cause us to incur significant expense and may distract our management from successfully commercializing existing products. We may not be able to introduce products for single-cell genomics as quickly as anticipated. Any single-cell analysis products we develop will be subject to significant research and testing, which may be a lengthy and expensive process. There can be no guarantee that we will develop any products that would be commercially viable. If we determine that our single-cell analysis programs, or any future development programs, are unlikely to succeed, we may abandon them without any return on our investment into those programs.

Because our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions, our success and our operating results will substantially depend on these customers.

We expect that much of our revenue in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital or operating expenditures by these customers may result in lower than expected instrumentation sales and similarly, reductions in operating expenditures by these customers could result in lower than expected sales by us. A number of our customers and potential customers rely on government funding for their research and development expenditures. A significant or prolonged decrease in government funding for academic or scientific research may significantly impact our customers’ and potential customers’ research and development expenditures, which could have an adverse impact on future revenues and results of operations.

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

We are highly dependent on our management and scientific personnel. The loss of their services could adversely impact our ability to achieve our business objectives. We compete for qualified management and scientific personnel with other life science companies, universities and research institutions, particularly those focusing on genomics. Competition for these individuals, particularly in the San Francisco Bay area, is intense, and the turnover rate can be high. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. Failure to attract and retain management and scientific personnel could materially adversely affect our business, financial condition and results of operations.

Our results may be impacted by changes in foreign currency exchange rates.

Since we sell and source products in many different countries, changes in exchange rates could adversely affect our cash flows and results of operations in the future. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. We cannot predict the effect of exchange rate fluctuations on future sales and operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2015, we concluded that our disclosure controls and procedures were effective as of December 31, 2015, however, we have identified material weaknesses in the past and may do so again in the future. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

Third parties may assert that we are employing their proprietary technology without authorization even if we are not. As we enter new markets, we expect that competitors will likely assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may have obtained, and may in the future obtain, patents and claim that our products or activities infringe these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against these claims even if we are eventually successful in defending ourselves against these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, manufacture, use and sell methods and products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from making, using or selling certain methods and/or products. We may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and to attain profitability.

Our proprietary intellectual property rights may not adequately protect our products and technologies.

Although we have filed a number of United States and international patent applications, we presently have six patents issued in the United States, which do not cover all of our products and technologies. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our products and technologies. Patent law relating to claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have, or may obtain in future, will be valuable or enforceable. We may only be able to protect products and technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.

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

We face intense competition in our target markets, which could render our products and/or technologies obsolete, result in significant price reductions or substantially limit the volume of products that we sell. If we cannot continuously develop and commercialize new products better than our competitors, our revenue may not grow as intended and we may not be able to become or remain profitable.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information, such as next generation sequencing. Some of our competitors have various products and/or methodologies for gene detection, expression, characterization, and/or analyses that may be competitive with our products and/or methodologies. For example, companies such as 10X Genomics, Inc., Agilent Technologies, Inc., Fluidigm Corporation, Illumina, Inc., PerkinElmer, Inc. and Thermo Fisher Scientific, Inc. have products for genetic analysis that are directly competitive with certain of our products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well-established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

The market for genetic research and molecular diagnostic products is highly competitive, with several large companies already having significant market share. Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases, well developed and productive collaborative arrangements with key companies and academic researchers and access to proprietary genetic content. Established genetic research and diagnostic companies have an installed base of instruments in several markets, including clinical and reference laboratories. These companies have formed alliances with genomics companies that provide them access to genetic information that may be incorporated into their diagnostic tests. We may not be able to compete effectively with these companies.

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

If demand for our products is reduced, our manufacturing capacity could be under-utilized and some of our long-lived assets, including facilities and equipment, may be impaired, which would increase our expenses. Changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, or lower our gross margin percentage.

We may lose customers or sales if we are unable to meet customer demand for our products on a timely and cost-effective basis, or if we are unable to ensure the proper performance and quality of our products.

We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We may encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may experience delays in the manufacture of our products or fail to ensure their proper performance or quality. As we develop new and enhanced products, we must be able to resolve in a timely, cost-effective manner manufacturing issues that may arise from time to time.

If product sale quantities or the mix of products sold differs materially from our expectations, this could adversely impact our financial results. Difficulties in meeting customer, collaborator and internal demand could also cause us to lose customers or require us to delay new product introductions, which could in turn result in reduced demand for our products.

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that products that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers' performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our products. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

Our reliance on outside manufacturers and suppliers to provide certain instruments could subject us to risks that may harm our business.

We outsource the manufacturing of our instruments to a limited number of suppliers. From time to time we may change manufacturers, and any new manufacturer engaged by us may not perform as expected. If our vendors experience shortages or delays in their manufacture of our instruments, or if we experience quality problems with our vendors, then our shipment schedules could be significantly delayed or costs significantly increased. Certain of our instruments may be manufactured or supplied by a single vendor, which could magnify the risk of shortages or delays. If supplies from our vendors do not meet our requirements or were delayed or interrupted for any reason, we would not be able to commercialize our products successfully or in a timely fashion, and our business could be adversely impacted.

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

Consolidation trends in both our market and many of our customers' markets have increased competition.

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could harm our business.

In addition, there has been a trend toward consolidation in many of the customer markets we sell to, in particular the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts, and larger consolidated customers may be able to exert increased pricing pressure on companies in our market.

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

Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign and U.S. laws or regulatory requirements, including those with respect to permitting, export duties and quotas;

•	changes by foreign governments in their support of genetic analysis research;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

•	differing local preferences and expectations for laboratory equipment and supplies;

•	differing approaches to genetic analysis research at pharmaceutical and biotech companies, academic and private research centers and other diagnostic companies;

•	fluctuations in exchange rates, which may affect demand for our products and may adversely affect our profitability;

•	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

•	differing labor regulations;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	potential changes in or interpretations of tax laws;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

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

If we fail to maintain or monitor our information systems our business could be adversely affected.

We depend on information systems to control our manufacturing, customer service, distribution, website and the processes for managing inventory, fulfilling orders, responding to inquiries, contributing to our overall internal control processes, maintaining records of our property, plant and equipment, and recording and paying amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Security breaches, including with respect to cybersecurity, and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and that of our customers, and personally identifiable information of our customers and employees. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our systems and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

In January 2014, we acquired from IntegenX Inc. (“IntegenX”) substantially all of the assets of its product line used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for next generation sequencing, including the Apollo 324 instrument and the PrepX reagents (the “Apollo Business”). In the future we may acquire additional companies, product lines, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition and any acquisition has numerous risks. These risks include the following: difficulty in assimilating the operations and personnel of the acquired company; difficulty in effectively integrating the acquired technologies or products with our current technologies and products; difficulty in maintaining controls, procedures, and policies during the transition and integration; disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues; difficulty integrating the acquired company’s accounting, management information, and other administrative systems; inability to retain key technical and sales personnel of the acquired business; inability to retain key customers, vendors, and other business partners of the acquired business; inability to achieve the financial and strategic goals for the acquired and combined businesses; incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results; potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things; potential inability to assert that internal controls over financial reporting are effective. Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of the acquired business successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

We may pursue acquisitions and other strategic transactions, which may be very risky and may not be successful.

Our strategy envisions, if an opportunistic target is identified, future growth from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Failure to implement successfully our acquisition strategy would limit our potential growth. Furthermore, if we enter into strategic discussions with a potential acquisition candidate whose business is competitive to ours, we must be very careful to prevent the acquisition target from obtaining sensitive, proprietary information about us that it could use to our detriment if a deal is not completed.

We may consider acquisitions or strategic transactions that could result in the target’s shareholders receiving a substantial amount, or even a majority of our voting securities. If we completed such a transaction, our current shareholders would have a reduced influence on our operations, and there may be significant changes in our management and board of directors. Any acquisition we may pursue also involves the risk of diverting our management’s attention from the normal daily operations of our business. Also, there is always a risk that an acquisition may not be profitable. Any strategic transaction that we pursue may involve substantial integration costs and risks. Many resources and assets of the proposed strategic partner may be duplicative of our own resources and assets. We may assume liabilities in connection with acquisitions that we may not fully understand or which may be more significant than we anticipate. We may also anticipate that strategic transactions will provide cost savings or growth opportunities that may never be realized.

An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials due to a catastrophic disaster or infrastructure could adversely affect our business.

We currently manufacture in a single location. Our manufacturing facility is located in the San Francisco Bay Area in California. This area is subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage our facility significantly or if other events were to cause our operations to fail, we may be unable to manufacture our products, provide our services, or develop new products. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture our products.

There is no assurance that we will be able to move to new headquarters upon the termination of the lease for our current headquarters without any effect to our business.

The Company conducts its operations from leased premises. We have received written notice from the landlord for our headquarters at 7400 Paseo Padre Drive, Fremont, California, that our lease will be terminated effective April 12, 2016. We use this location as our corporate headquarters, laboratory and manufacturing facility. Effective March 1, 2016, we entered into a new lease for a facility located at 34700 Campus Drive, Fremont, California, to replace the terminated lease. If we do not vacate our present premises by April 12, 2016, we may become liable for significant damages, along with a substantial increase in rent. There is no assurance that we will be able to move into our new headquarters without any material interruption to our business.

Risks Related to Our Industry

Our success depends upon the continued emergence and growth of markets for analysis of genetic variation and biological function.

We design our products primarily for applications in the life sciences and pharmaceutical industries. The usefulness of our technology depends in part upon the availability of genetic data and its usefulness in identifying or treating disease. We are focusing on markets for analysis of genetic variation and biological function, namely gene expression profiling. This market is new and emerging, and may not develop as quickly as we anticipate, or reach its full potential. Other methods of analysis of genetic variation and biological function may emerge and displace the methods we are developing. Also, researchers may not seek or be able to convert raw genetic data into medically valuable information through the analysis of genetic variation and biological function. In addition, factors affecting research and development spending generally, such as changes in the regulatory environment affecting life sciences and pharmaceutical companies, and changes in government programs that provide funding to companies and research institutions, could harm our business. If useful genetic data is not available or if our target markets do not develop in a timely manner, demand for our products may grow at a slower rate than we expect, and we may not be able to achieve or sustain profitability.

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

Our products and services, or the products and services of our customers, could become subject to regulation by the FDA or other regulatory agencies in the future.

Our products are currently labeled, promoted and sold to academic institutions, private research institutions, and pharmaceutical,

biotechnology and diagnostics companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled, promoted and intended for research use only (“RUO”), they are not subject to regulation as medical devices by the FDA. Products labeled and intended for research use are not currently subject to regulation as medical devices by comparable agencies of other countries. However, the FDA or other regulators in the U.S. or elsewhere could disagree with our conclusion that our products are for research use only or deem our current marketing and promotional efforts as being inconsistent with RUO products. In addition, if we change the labeling or promotion of our products in the future to include indications for human diagnostic applications or medical uses, including treatment of diseases or medical conditions, or we have knowledge that our customers are using our products for clinical diagnostic or therapeutic purposes, our products or related applications could be subject to additional regulation as in vitro diagnostic devices, such as under the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label, promote or advertise our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval (depending on any product’s specific intended use and any such modified labeling claims), unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

Further, the FDA may expand its regulatory oversight of our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”), for clinical diagnostic use. However, the market for LDTs could shrink significantly if the FDA decides to actively regulate LDTs. Historically, the FDA has generally not regulated LDTs, which are currently regulated under the Clinical Laboratory Improvement Amendments (“CLIA”). However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The guidance documents, if and when finalized, may significantly impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled and intended for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In addition, if the FDA determined that our products labeled for research use only were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall or other enforcement action.

We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation (“QSR”), as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to QSR requirements. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through pre-approved inspections and periodic unannounced inspections of registered manufacturing facilities. If we are subject to QSR requirements, the failure to comply with those requirements or take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter or an untitled letter, a delay in approving or clearing, or a refusal to approve or clear, our products, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

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

Risks Related to Our Common Stock

Our stock price could be volatile.

The market price of the common stock has fluctuated significantly since it was first quoted on the OTC Bulletin Board on June 6, 2007. Since this date, through December 31, 2015, the intra-day trading price has fluctuated from a low of $0.70 to a high of $3,130.79. The price of our common stock may continue to fluctuate significantly in response to factors, some of which are beyond our control, including the following:

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

Since becoming listed on the Nasdaq Capital Market on August 22, 2014, we have been required to comply with certain Nasdaq listing requirements, including, without limitation, with respect to our corporate governance, finances and stock price. If we fail to meet any of these requirements, our shares could be delisted. In particular, Nasdaq rules include a $1.00 minimum bid price requirement.

On December 21, 2015, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement. In accordance with Nasdaq listing rules, we have 180 calendar days, or until June 20, 2016, to regain compliance with minimum bid price requirement. To regain compliance, the bid price of our common stock must close at or above $1.00 for a minimum of ten consecutive business days at any time before June 20, 2016. On June 20, 2016, if we meet the Nasdaq Capital Market initial listing criteria, except for the minimum bid price requirement, we may be provided with an additional 180 calendar-day compliance period. If we are not eligible for an additional compliance period at that time, Nasdaq staff will provide us with written notification that our common stock will be delisted. Upon such notice, we may appeal the Nasdaq staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable Nasdaq Marketplace Rules. There can be no assurance that, if we appeal any such determination of the Nasdaq staff, such appeal would be successful.

There can be no assurances that we will regain compliance with Nasdaq’s minimum bid price requirement, or, even if we do regain compliance, that we will be able to maintain our Nasdaq listing.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock, par value $0.001 per share, of which 18,712,631 shares were issued and outstanding as of December 31, 2015, and 10,000,000 shares of preferred stock, par value $0.001 per share, of which 430 (each convertible into 10,000 shares of common stock, subject to certain ownership limitations) were issued and outstanding as of December 31, 2015. The Series 2 Convertible Preferred Stock has no voting rights. Future issuances of preferred stock will have preferences and rights as may be determined by our board of directors at the time of issuance. Specifically, our board of directors has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

In addition, as of December 31, 2015, we had notes in favor of Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”) outstanding with a face value of $5.2 million which we could have settled by issuing an aggregate of 6,550,768 shares of our common stock, and we had 450,676 outstanding restricted stock units, outstanding options to purchase an aggregate of 477,438 shares of our common stock, outstanding unit warrants to purchase 64,700 shares of our common stock and 32,350 warrants to purchase shares of our common stock, and outstanding warrants to purchase an aggregate of 23,032,838 shares of our common stock. The future vesting or exercise of these securities will subject our existing stockholders to experience dilution of their ownership interests.

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

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Stockholders should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2015, are as follows:

Location	Square Feet	Primary Use	Lease Terms

Fremont, CA	19,186 sq ft	Corporate Office, Laboratory and Manufacturing	Landlord exercised right to terminate effective April 12, 2016

Luxembourg	560 sq ft	Office	Lease expires February 18, 2018

Luxembourg	274 sq ft	Laboratory	Lease expires June 30, 2017

Management believes that these facilities are adequate and suitable for current needs. On February 11, 2016, we received notice that the landlord for our 7400 Paseo Padre Parkway, Fremont, California facility exercised its right to terminate our lease effective April 12, 2016. Effective March 1, 2016, we entered into a new lease for a 28,866 square foot facility located at 34700 Campus Drive, Fremont, California, to replace the terminated lease. The lease provides for a term of three years, commencing on March 1, 2016 and expiring on February 28, 2019. We have the option to extend the term for an additional two years. We expect to use the newly leased space for corporate office, laboratory and manufacturing purposes.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Since August 22, 2014, our common stock has been traded on the Nasdaq Capital Market under the symbol WGBS. Prior to that, our common stock was quoted on the OTCQB Marketplace maintained by the NASD. The transfer agent for our common stock is Continental Stock Transfer and Trust Company at 17 Battery Place, New York, New York 10004.

The following table sets forth the high and low sales prices (for periods when our common stock traded on the Nasdaq Capital Market) and high and low intra-day bid information (for periods when our common stock traded on the OTCQB Marketplace) for our common stock for the fiscal quarters indicated as reported on the Nasdaq Capital Market or the OTCQB Marketplace, as applicable. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, adjusted for reverse stock splits, and may not represent actual transactions.

2014	High	Low
First Quarter ended March 31, 2014	30.00	15.00
Second Quarter ended June 30, 2014	20.00	7.90
Third Quarter ended September 30, 2014	25.00	4.00
Fourth Quarter ended December 31, 2014	5.25	2.85
2015
First Quarter ended March 31, 2015	5.89	2.95
Second Quarter ended June 30, 2015	4.93	2.95
Third Quarter ended September 30, 2015	3.47	0.97
Fourth Quarter ended December 31, 2015	2.68	0.70

Particularly prior to our listing on the Nasdaq Capital Market, our common stock has been thinly traded. Any reported sale prices may not be a true market-based valuation of our common stock. On December 31, 2015, the closing bid price of our common stock, as reported on the Nasdaq Capital Market, was $0.73.

As of March 23, 2016, there were approximately 334 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees as of December 31, 2015:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	299,172	(1)	$15.91	437,444
Equity compensation plans not approved by security holders	178,266	(2)	$3.91	—
Total	477,438		$11.43	437,444

(1)	Does not reflect 400,676 restricted stock units that do not have an exercise price.

(2)
In connection with our entrance into an employment agreement in August 2014 with Michael P. Henighan, our chief financial officer, we granted Mr. Henighan certain inducement option awards. Subject to certain adjustments, Mr. Henighan’s award agreement grants him options to purchase up to 28,266 shares of our common stock at a price of $4.60 per share. In connection with our entrance into an employment agreement in May 2015 with Rolland Carlson, our chief executive officer, we granted Mr. Carlson certain inducement option awards. Subject to certain adjustments, Mr. Carlson’s award agreement grants him options to purchase up to 150,000 shares of our common stock at a price of $3.78 per share. Both options vest over three years, with one-third of the options vesting on the first anniversary of the grant date and the remaining two-thirds vesting in eight quarterly installments over the following two years, subject to the applicable employee’s continued employment with the Company through each vesting date. Does not reflect 50,000 inducement restricted stock units that do not have an exercise price that were awarded to Mr. Carlson in connection with our entrance into an employment agreement in May 2015.

Additional information regarding our equity compensation plans is provided in Note 9 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report.

Recent Sales of Unregistered Securities

In November 2015, we entered into an agreement with Acorn Management Partners, L.L.C. (“Acorn”) and, as part of the consideration payable to Acorn, issued Acorn 32,468 shares of common stock.

The securities sold to Acorn were not, prior to their issuance, registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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

Company Overview

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of systems for genomic technology solutions for single-cell analysis and clinical research. Our ICELL8 Single-Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing (“NGS”). Our SmartChip platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one step target enrichment and library preparation for clinical NGS. Our Apollo 324 system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. Most recently, our R&D efforts have been concentrated on the development and commercialization of our single-cell products. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of December 31, 2015, our accumulated deficit was approximately $106.8 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

In May 2015, we hired a new Chief Executive Officer, the former incumbent becoming our Executive Chairman. Following this transition, the role of Chief Operating Officer was eliminated in July 2015.

We expect that the cash we have available will fund our operations into 2017. We are currently considering several different financing alternatives to support our operations thereafter. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Liquidity and Capital Resources” below.

2015 Public Offering

On October 21, 2015, we completed a public offering (the “2015 Public Offering”) of 392 Class A Units and 1,108 Class B Units for $10,000 per Class A Unit or Class B Unit. Each Class A Unit consisted of 10,000 shares of our common stock and 10,000 warrants to purchase one share of our common stock. Each Class B Unit consisted of one share of Series 2 Convertible Preferred Stock, par value $0.001 per share, convertible into 10,000 shares of common stock, and 10,000 warrants to purchase shares of common stock. In aggregate, we issued 6,170,000 shares of our common stock (inclusive of 2,250,000 shares issued upon exercise of the overallotment option granted to the underwriters), 1,108 shares of Series 2 Convertible Preferred Stock (each convertible into 10,000 shares of common stock, subject to certain ownership limitations) and 17,250,000 warrants to purchase shares of our common stock (inclusive of 2,250,000 warrants issued upon exercise of the overallotment option granted to the underwriters). Subject to certain ownership limitations, the warrants are exercisable at any time within five years of their issuance date at an exercise price of $1.44 per share. Our total gross proceeds from the offering were $17,250,000. After deducting underwriting discounts, commissions and offering expenses payable by us, we received aggregate net proceeds totaling approximately $15.7 million.

We retained underwriters in connection with the 2015 Public Offering, and pursuant to the terms of an underwriting agreement, we paid the underwriters an aggregate fee totaling approximately $1,283,000. In addition, we issued the underwriters 450,000 warrants at the closing of the 2015 Public Offering, each warrant entitling the holder to purchase one share of our common stock for $1.44 at any time within three years of their issuance date.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents selected items in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
	(in thousands)
Revenue:
Product	$6,667	$5,501
License and royalty	500	500
Total revenue	7,167	6,001
Cost of product revenue	3,220	2,572
Gross profit	3,947	3,429
Operating expenses:
Sales and marketing	5,359	4,740
Research and development	9,280	6,717
General and administrative	4,400	4,422
Total operating expenses	19,039	15,879
Operating loss	(15,092)	(12,450)
Other income and (expenses):
Interest expense, net	(463)	(503)
Contingent earn-out adjustment	304	229
Gain on revaluation of derivative liabilities, net	122	2,200
Loss on extinguishment of debt	—	(129)
Miscellaneous expense	(54)	(37)
Total other income and (expenses)	(91)	1,760
Net loss before provision for income taxes	(15,183)	(10,690)
Provision for income taxes	132	3
Net loss	$(15,315)	$(10,693)

Product Revenue

The following table represents our product revenue for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$6,667	$5,501	21%

For the year ended December 31, 2015, product revenue increased by $1,166,000, or 21%, as compared to the year ended December 31, 2014. The increase is primarily due to an increase in sales of our Real-Time PCR Chip panels and other projects and services, which represented 39% of product revenue in the year ended December 31, 2015, an increase of 124% over the revenue in the year ended December 31, 2014, when it represented 21% of product revenue. We also increased sales of Apollo Business, which represented 34% of our product revenue in the year ended December 31, 2015, an increase of 9% over the year ended December 31, 2014, when it represented 38% of the lower total product revenue. These increases were offset by a decrease of 20% in sales of SmartChip Systems, which represented 27% of our product revenue in the year ended December 31, 2015, compared to 41% in the year ended December 31, 2014. 2015 SmartChip Systems sales included the first two sales of ICELL8, the SmartChip Single-Cell System launched in October 2015.

License and Royalty Revenue

The following table represents our license and royalty revenue for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$500	$500	—%

For the year ended December 31, 2015, license and royalty revenue was unchanged from the year ended December 31, 2014. This revenue was generated by an agreement signed at the beginning of February 2013, expected to generate revenue of $500,000 annually for three years. This agreement terminated at the end of January 2016 and will only generate license and royalty revenue of $42,000 in the year ending December 31, 2016.

Cost of Product Revenue

The following table represents our cost of product revenue for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$3,220	$2,572	25%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the year ended December 31, 2015, cost of product revenue increased by $648,000, or 25%, as compared to the year ended December 31, 2014. The increase related primarily to an increase in units sold, which also increased our product revenue, and a decrease in the reduction in the provision for excess inventory, for which the reserve was largely written back into income in the year ended December 31, 2014. This was partially offset by an increase in the percentage of revenue from consumables, which generate higher margins than system sales.

Sales and Marketing

The following table represents our sales and marketing expenses for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$5,359	$4,740	13%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions and the costs associated with various marketing programs.

For the year ended December 31, 2015, sales and marketing expenses increased by $619,000, or 13%, as compared to the year ended December 31, 2014. The increase resulted primarily from increases in personnel costs in the United States, including commission expense, due to an increase in headcount, and in Europe, mostly due to the depletion of the matching grant during the 2015 period, partially offset by a reduction in consulting fees and product marketing costs.

We expect sales and marketing expenses will increase during 2016 as we project a sales and marketing headcount at the December 31, 2015 level for the full year and an increase sales-based commission expense.

Research and Development

The following table represents our research and development expenses for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$9,280	$6,717	38%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the year ended December 31, 2015, research and development expenses increased by $2,563,000, or 38%, as compared to the year ended December 31, 2014. The increase resulted primarily from increased activities related to the development and commercialization of our ICELL8 single-cell products, causing us to incur higher personnel costs (including stock compensation costs and consulting fees) and facilities costs, along with fees for patent applications. This increase was partially offset by a reduction in activities related to the development of target enrichment products which are now established in the market.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level of total expenditures for the foreseeable future, although we expect these expenses will decline as a percentage of revenue.

General and Administrative

The following table represents our general and administrative expenses for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$4,400	$4,422	—%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, investor relations and general management, as well as professional fees, such as expenses for legal and accounting services.

For the year ended December 31, 2015, general and administrative expenses were essentially flat, decreasing by $22,000 as compared to the year ended December 31, 2014. The decrease resulted primarily from reductions in consultancy costs, as the CFO and controller functions were outsourced for five months in the 2014 period, in professional fees, principally due to one-off costs in the 2014 period related to our acquisition of the Apollo Business, and in stock compensation expense, mainly caused by a lower expense for options awarded to our former Chief Executive Officer per his employment contract. These decreases were offset by increases in personnel costs related to our Chief Financial Officer and former Chief Operating Officer, both hired late in August 2014, and the costs of our Executive Chairman following the hiring of our new Chief Executive Officer in May 2015. In addition, we incurred one-off costs in the 2015 period for the recruitment of our Chief Executive Officer and severance costs related to the elimination of the position of Chief Operating Officer. We also incurred higher investor relations costs, largely in conjunction with being Nasdaq-listed.

We expect our general and administrative expenses to remain at a similar level in 2016.

Interest Expense, net

The following table represents our interest expense, net for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$463	$503	(8)%

For the year ended December 31, 2015, net interest expense decreased by $40,000, or 8%, as compared to the year ended December 31, 2014. The decrease was primarily due to the absence of the 8% interest and amortization charges on a promissory note to IntegenX, which we repaid in September 2014, and a reduction in the interest expense related to our earn-out contingency. These decreases were partially offset by the higher cost of debt discount amortization related to the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”). The MTDC Notes are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $440,000 in 2016, rising each year up to $732,000 in 2019, the last full year before this debt matures. There was also an increase related to capital leases.

Contingent Earn-out Adjustment

The following table represents income recorded from our contingent earn-out adjustment for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$304	$229	33%

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

As a result of the assessment of actual and projected revenue scenarios, during the year ended December 31, 2015, we determined that revenues were expected to be below the amounts estimated at December 31, 2014, and during the year ended December 31, 2014, the Company determined that revenues were expected to be below the amounts estimated at the time of the acquisition. No amounts were payable with respect to 2015 or 2014 revenue, and the probability-weighted estimates of revenue in 2016 have been reassessed downwards, resulting in adjustments of $304,000 and $229,000 (before the interest expense offset) in the years ended December 31, 2015 and 2014, respectively. Should actual Covered Revenues in 2016 exceed our estimates, a charge will be recorded, whereas if they fall short of our latest estimates, additional non-operating income will be reported.

Gain on Revaluation of Warrant Derivative Liabilities, net

The following table represents the gain on revaluation of warrant derivative liabilities, net for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$122	$2,200	(94)%

Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiration, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of derivative liabilities for the year ended December 31, 2015, was $122,000, compared to a net gain of $2,200,000 for the year ended December 31, 2014. Gains and losses are directly attributable to revaluations of our warrant derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.73 on December 31, 2015, compared to $3.00 on December 31, 2014 and $20.00 on December 31, 2013. In both the year ended December 31, 2015 and the year ended December 31, 2014, the gain was caused principally by the decrease in our stock price. The impact of changes in parameters was significantly reduced in 2015 as there were only 118,000 warrants accounted for as liabilities at the start the year, compared to 740,000 at the start of 2014. The related derivative liability as of December 31, 2015, was only $4,000, so we do not expect future gains and losses to be material.

Loss on Extinguishment of Debt

The following table presents the loss on extinguishment of debt we recognized for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$—	$129	(100)%

Loss on extinguishment of debt in the year ended December 31, 2014, is a one-time non-cash charge recorded as a result of the early repayment of a promissory note to IntegenX on September 12, 2014. No comparable costs are expected in the near future, although if the MTDC Notes had been repaid or exchanged for shares of our common stock on December 31, 2015, we would have recorded a one-time non-cash charge of approximately $2.8 million.

Miscellaneous Expense

The following table represents our miscellaneous expense for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$54	$37	46%

For the year ended December 31, 2015, we recorded miscellaneous expense of $54,000, compared an expense of $37,000 for the year ended December 31, 2014. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the expense in both years is net assets being denominated in Euros, which decreased in value against the U.S. dollar.

Provision for Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2015 and 2014:

Year Ended December 31,
2015	2014	% Change
(dollars in thousands)
$132	$3	4,300%

For the years ended December 31, 2015 and 2014, we recorded a charge of $2,000 and $3,000, respectively, for U.S. state income taxes. In addition, in the year ended December 31, 2015, we recorded a charge of $2,000 for foreign income taxes and $128,000 for deferred income taxes related to goodwill. We have recorded a liability to the extent that our deferred tax liabilities arise from assets with indefinite lives and have provided a full valuation allowance against the remainder of our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2015, our principal source of liquidity was $15.2 million in cash and cash equivalents. We had working capital of $15.5 million as of December 31, 2015. Our funding has primarily been generated by the issuance of equity securities, which includes $15.7 million and $18.0 million raised, net of offering costs, in 2015 and 2014, respectively. We also had, as of December 31, 2015, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2015 and 2014, in the amounts of $14,638,000 and $10,288,000, respectively. The cash used in operating activities in the year ended December 31, 2015, was due to cash used to fund a net loss of $15,315,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net gain on revaluation of warrant derivative liabilities, inventory provision, amortization of debt discount and deferred income taxes totaling $2,529,000, and cash used by a change in working capital of $1,852,000. The cash used in operating activities in the year ended December 31, 2014, was due to cash used to fund a net loss of $10,693,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, net loss on revaluation of warrant derivative liabilities, interest converted to principal on long-term debt, inventory provision, amortization of debt discount and loss on extinguishment of debt totaling $494,000, and cash provided by a change in working capital of $899,000. The increase of $4,350,000 in cash used in the year ended December 31, 2015, compared to 2014, was driven primarily by the increase in the net operating loss from $12,450,000 to $15,092,000 and cash consumed in acquiring inventory and by an increase in accounts receivable.

Net Cash Used in Investing Activities

We used $308,000 and $335,000 in the years ended December 31, 2015 and 2014, respectively, to acquire property and equipment. Further, we used $2,000,000 in the year ended December 31, 2014, to acquire the Apollo Business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2015, was $15,450,000, being $15,695,000 from the issuance of common stock, Series 2 Convertible Preferred Stock and warrants in the 2015 Public Offering, offset by $151,000 to repay capital leases and $94,000 to pay income taxes for restricted stock forfeited. Cash provided by financing activities in the year ended December 31, 2014, was $16,646,000, being $17,972,000 from the issuance of common stock and warrants in a public offering of equity securities, offset by $1,318,000 used to repay a promissory note to IntegenX and by $8,000 to repay capital leases.

Availability of Additional Funds

We believe funds available at December 31, 2015, along with our revenue, are sufficient to fund our operations into 2017. To continue our operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditure. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance.  We believe substantial uncertainties exist regarding the future realization of deferred tax assets, and, accordingly, to the extent that it does not relate to a liability related to indefinite-lived assets, a full valuation allowance is required, amounting to approximately $41 million at December 31, 2015. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Stock-Based Compensation.  We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options were $699,000 and $943,000, net of estimated forfeitures, for the years ended December 31, 2015 and 2014, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted-average grant date fair value of options awarded in the years ended December 31, 2015 and 2014, respectively, were $2.56 and $6.33. These fair values were estimated using the following assumptions:

Year Ended December 31,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43% - 1.57%
Expected term	3.55 - 4.50 Years	4.75 years
Expected volatility	106.11% - 119.36%	93.89% - 105.79%
Dividend yield	—%	—%

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected term of the options on the measurement date. We apply a reduced weighting to our own historic volatility in the period prior to August 27, 2013, when we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the related compensation expense.

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

Warrrant Derivative Liabilities.  Our derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection. We evaluate the liability for those warrants for which no anti-dilution adjustment is projected prior to the expiration date using the Black-Scholes valuation model, and all other derivatives using a Monte Carlo Simulation approach, using critical assumptions provided by management reflecting conditions at the valuation dates.

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

Expected Volatility.  This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We apply 50% weighting to our own historic volatility and 50% to the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. We apply a reduced weighting to our own historic volatility in the period prior to August 27, 2013, when we were highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

Contractual Obligations

In October, 2009, we signed an operating lease for 19,186 square feet of office and laboratory space for our headquarters at 7400 Paseo Padre Parkway, Fremont, California, covering the period November 1, 2009 through April 30, 2015, which was amended in June 2012 and again in June 2014, extending the period of the lease until April 30, 2018. The remaining expenditure commitment as of December 31, 2015, was approximately $1.1 million, plus maintenance fees. In February 2016, our Fremont, California landlord exercised its option to terminate the lease effective April 12, 2016. In March 2016, we entered into a new operating lease for a 28,866 square foot facility located at 34700 Campus Drive, Fremont, California, covering the period from March 1, 2016, through February 28, 2019. The expenditure commitment under this new lease, as of March 23, 2016, was approximately $2.1 million, plus maintenance fees and a proportionate share of operating expenses for the premises, including real estate taxes. In addition, we have obligations under three capital leases for equipment totaling approximately $0.4 million.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2015, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
WaferGen Bio-systems, Inc.

We have audited the accompanying consolidated balance sheets of WaferGen Bio-systems, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaferGen Bio-systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

San Jose, California
March 25, 2016

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except par value)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$15,236	$14,732
Accounts receivable	2,201	1,481
Inventories, net	1,998	813
Prepaid expenses and other current assets	404	380
Total current assets	19,839	17,406
Property and equipment, net	1,052	869
Goodwill	990	990
Intangible assets, net	912	1,362
Other assets	80	80
Total assets	$22,873	$20,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,029	$1,494
Accrued payroll and related costs	1,200	1,379
Current portion of long-term debt	180	117
Other accrued expenses	917	832
Total current liabilities	4,326	3,822
Long-term debt, net of discount and current portion	2,570	2,235
Warrant derivative liabilities	4	126
Deferred income taxes	128	—
Other liabilities	148	444
Total liabilities	7,176	6,627
Commitments and contingencies (Notes 7 and 16)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; 1.108 and 0.430 shares of Series 2 Convertible Preferred Stock issued and outstanding, respectively, at December 31, 2015; none at December 31, 2014	2,214	—
Common Stock: $0.001 par value; 300,000 shares authorized; 19,163 and 5,884 shares issued and outstanding at December 31, 2015 and 2014, respectively	120,329	105,611
Accumulated deficit	(106,846)	(91,531)
Total stockholders’ equity	15,697	14,080
Total liabilities and stockholders’ equity	$22,873	$20,707

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenue:
Product	$6,667	$5,501
License and royalty	500	500
Total revenue	7,167	6,001
Cost of revenue	3,220	2,572
Gross profit	3,947	3,429
Operating expenses:
Sales and marketing	5,359	4,740
Research and development	9,280	6,717
General and administrative	4,400	4,422
Total operating expenses	19,039	15,879
Operating loss	(15,092)	(12,450)
Other income and (expenses):
Interest expense, net	(463)	(503)
Contingent earn-out adjustment	304	229
Gain on revaluation of warrant derivative liabilities, net	122	2,200
Loss on extinguishment of debt	—	(129)
Miscellaneous expense	(54)	(37)
Total other income and (expenses)	(91)	1,760
Net loss before provision for income taxes	(15,183)	(10,690)
Provision for income taxes	132	3
Net loss	(15,315)	(10,693)
Accretion on Series 2 convertible preferred stock associated with beneficial conversion feature	(4,678)	—
Net loss attributable to common stockholders	$(19,993)	$(10,693)
Net loss per share - basic and diluted	$(2.58)	$(4.17)
Shares used to compute net loss per share - basic and diluted	7,735	2,567

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Preferred Stock
	Series 1	Series 2		Common Stock		Accumulated
	Shares	Shares	Amount	Shares	Amount	Deficit	Total
Balances as of January 1, 2014	2.945	—	$13,595	911	$66,029	$(80,838)	$(1,214)
Issuance of common stock and warrants for cash, net of offering costs of $2,424	—	—	—	4,000	17,576	—	17,576
Issuance of warrants to underwriters	—	—	—	—	396	—	396
Conversion of Series 1 Convertible Preferred Stock into common stock	(2.945)	—	(13,595)	741	13,595	—	—
Reclassification of warrants following change of terms to remove cash settlement provision	—	—	—	—	6,821	—	6,821
Restricted stock units issued for services, net of forfeitures	—	—	—	232	—	—	—
Stock-based compensation	—	—	—	—	1,194	—	1,194
Net loss	—	—	—	—	—	(10,693)	(10,693)
Balances as of December 31, 2014	—	—	$—	5,884	$105,611	$(91,531)	$14,080
Issuance of common stock and warrants for cash, net of allocated offering costs of $1,116	—	—	—	6,170	9,732	—	9,732
Issuance of Series 2 Convertible Preferred Stock for cash, net of allocated offering costs of $698	—	1.108	5,704	—	4,678	—	10,382
Issuance of warrants to underwriters	—		—	—	259	—	259
Conversion of Series 2 Convertible Preferred Stock into common stock	—	(0.678)	(3,490)	6,780	3,490	—	—
Accretion on Series 2 Convertible Preferred Stock associated with beneficial conversion feature	—	—	—	—	(4,678)	—	(4,678)
Restricted stock units issued for services, net of forfeitures	—	—	—	353	—	—	—
Restricted stock forfeited to pay income taxes on vesting	—	—	—	(24)	(94)	—	(94)
Stock-based compensation	—	—	—	—	1,331	—	1,331
Net loss	—	—	—	—	—	(15,315)	(15,315)
Balances as of December 31, 2015	—	0.430	$2,214	19,163	$120,329	$(106,846)	$15,697

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,315)	$(10,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	881	822
Stock-based compensation	1,331	1,194
Gain on revaluation of warrant derivative liabilities, net	(122)	(2,200)
Interest converted to principal on long-term debt	—	68
Provision for excess and obsolete inventory	(60)	(841)
Amortization of debt discount	371	334
Loss on extinguishment of debt	—	129
Deferred income taxes	128	—
Change in operating assets and liabilities:
Accounts receivable	(720)	(1,114)
Inventories	(1,253)	819
Prepaid expenses and other assets	(25)	(67)
Accounts payable	535	513
Accrued payroll and related costs	(179)	1,026
Other accrued expenses	(210)	(278)
Net cash used in operating activities	(14,638)	(10,288)
Cash flows from investing activities:
Purchase of property and equipment	(308)	(335)
Acquisition of business	—	(2,000)
Net cash used in investing activities	(308)	(2,335)
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants (and Series 2 Convertible Preferred Stock in 2015 only)	15,695	17,972
Repayment of capital lease obligations	(151)	(8)
Repayment of promissory note	—	(1,318)
Payment of taxes for restricted stock forfeited	(94)	—
Net cash provided by financing activities	15,450	16,646
Net increase in cash and cash equivalents	504	4,023
Cash and cash equivalents at beginning of the period	14,732	10,709
Cash and cash equivalents at end of the period	$15,236	$14,732

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$71
Cash paid for income taxes	$2	$3
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired with capital leases	$178	$364
Warrant derivative liabilities transferred to equity on waiver of potential cash settlement provisions	$—	$6,821
Inventory transferred to property and equipment	$158	$107
Property and equipment transferred to inventory	$30	$—
Issuance of promissory note, net of debt discount, in business acquisition	$—	$1,100
Initial valuation of revenue earn-out contingency in business acquisition	$—	$410
Issuance of warrants to underwriters and placement agents	$259	$396
Accretion on Series 2 convertible preferred stock associated with beneficial conversion feature	$4,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1.  The Company

General.  WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems for genomic technology solutions for single-cell analysis and clinical research. The Company’s ICELL8 Single-Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing (“NGS”). The Company’s SmartChip platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one-step target enrichment and library preparation for clinical NGS. The Company’s Apollo 324 system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip and Apollo product lines, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology, and clinical research.

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On August 30, 2011, the Company formed a wholly owned subsidiary in Luxembourg, WaferGen Biosystems Europe S.a.r.l., to establish a presence for its marketing and research activities in Europe.

On January 6, 2014, the Company acquired substantially all of the assets of the product line of IntegenX Inc. (“IntegenX”) used in connection with developing, manufacturing, marketing and selling instruments and reagents relating to library preparation for NGS, including the Apollo 324 instrument and the PrepX reagents (the “Apollo Business”). See Note 3 below.

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

The 2014 Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the 2008 Stock Incentive Plan. All of the information in these financial statements has been presented to reflect the impact of the 2014 Reverse Split on a retroactive basis.

On August 27, 2014, the Company completed a public offering (the “2014 Public Offering”) of 2,000 Units (the “Units”) for $10,000 per Unit, with each Unit consisting of 2,000 shares of the Company’s common stock and 2,000 warrants to purchase one share of common stock. In aggregate, the Company issued 4,000,000 shares of its common stock (excluding 600,000 shares of common stock sold by certain stockholders to the underwriters) and 4,600,000 warrants to purchase shares of its common stock (inclusive of 600,000 shares of common stock sold by the Company from the full exercise of the overallotment option of warrants granted to the underwriters). Subject to certain ownership limitations, the warrants are exercisable at any time within five years of their issuance date at an exercise price of $5.00 per share. The total gross proceeds from the offering to the Company were $20,000,000. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $18.0 million.

The Company retained underwriters in connection with the 2014 Public Offering, and pursuant to the terms of an underwriting agreement, the Company paid the underwriters an aggregate fee totaling approximately $1,675,000. In addition, the Company issued the underwriters 120,000 warrants at the closing of the 2014 Public Offering, each warrant entitling the holder to purchase one share of common stock for $6.25 at any time within three years of their issuance date. The aggregate fair value of these warrants when they were issued on August 27, 2014, was estimated to be $396,000, using a closing stock price of $4.60 and assumptions including estimated volatility of 108.07%, a risk-free interest rate of 1.48%, a zero dividend rate and an estimated remaining term of 4.5 years. This estimated fair value was recorded in offering costs.

On October 21, 2015, the Company completed a public offering (the “2015 Public Offering”) of 392 Class A Units and 1,108 Class B Units for $10,000 per Unit. Each Class A Unit consisted of 10,000 shares of the Company’s common stock and 10,000 warrants

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

to purchase one share of common stock, and each Class B Unit consisted of one share of Series 2 Convertible Preferred Stock (each convertible into 10,000 shares of the Company’s common stock, subject to certain ownership limitations) and 10,000 warrants to purchase one share of common stock. In addition, the Company sold 2.25 million shares of common stock and 2.25 million warrants to purchase one share of common stock pursuant to the full exercise of the overallotment option granted to the underwriters.

In aggregate, the Company issued 6.17 million shares of its common stock (inclusive of 2.25 million shares of common stock sold by the Company from the full exercise of the overallotment option granted to the underwriters), 1,108 shares of Series 2 Convertible Preferred Stock and warrants to purchase 17.25 million shares of common stock (inclusive of 2.25 million warrants to purchase shares of common stock sold by the Company from the full exercise of the overallotment option of warrants granted to the underwriters) in the 2015 Public Offering. Subject to certain ownership limitations, the warrants are exercisable at any time within five years of their issuance date at an exercise price of $1.44. The total gross proceeds from the offering to the Company were $17,250,000. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $15.7 million.

The Company incurred issuance costs in connection with the 2015 Public Offering totaling $1,814,000 (including the fair value of warrants issued to the underwriters of approximately $259,000, as discussed below). The following reflects the allocation of these proceeds to the new securities issued:

Security / Account	Allocated Fair Value	Issuance Costs	Final Allocation
		(in thousands)
Common stock and warrants	$10,848	$(1,116)	$9,732
Series 2 Convertible Preferred Stock	6,402	(698)	5,704
Total	$17,250	$(1,814)	$15,436

The Company retained underwriters in connection with the 2015 Public Offering, and pursuant to the terms of an underwriting agreement, the Company paid the underwriters an aggregate fee totaling approximately $1,283,000. In addition, the Company issued the underwriters 450,000 warrants at the closing of the 2015 Public Offering, each warrant entitling the holder to purchase one share of common stock for $1.44 at any time within three years of their issuance date. The aggregate fair value of these warrants when they were issued on October 21, 2015, was estimated to be $259,000, using a closing stock price of $1.00 and assumptions including estimated volatility of 111.20%, a risk-free interest rate of 0.83%, a zero dividend rate and an estimated remaining term of 2.7 years. This estimated fair value was recorded in offering costs.

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

Notes to the Consolidated Financial Statements

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

Advertising Costs.  Advertising costs of nil were expensed as incurred in the years ended December 31, 2015 and 2014.

Deferred Financing Costs.  Costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense using the effective interest method. The unamortized amounts are offset against the debt to the extent that a liability is recorded. Absent outstanding borrowings, they are included in other assets.

Impairment of Long-Lived Assets.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows do not exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. No assets were determined to be impaired in 2015 and 2014.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Governmental Subsidies.  Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized governmental subsidies of $164,000 (the balance of available matching funds having been fully used by March 31, 2015) and $559,000 in the years ended December 31, 2015 and 2014, respectively, which were offset against operating expenses in the statement of operations.

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 will add guidance to U.S. GAAP that is presently available only in auditing standards, and provide clarification of such guidance. Further, an assessment of going concern will be required at each interim reporting period (in addition to the existing auditing guideline of an annual assessment), and will require a look-forward period of one year from the date of issuance (as opposed to the existing auditing guideline of one year from the balance sheet date). ASU 2014-15 is effective for annual periods ending after December 15, 2016, with early adoption permitted, and will become effective for the Company for the year ending December 31, 2016, and for each interim period thereafter. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires issuance costs related to a recognized debt liability to be presented in the balance sheet as an offset against the recorded liability, similar to debt discounts. Such issuance costs were previously recorded as assets. The recognition and measurement guidance for debt issuance costs are unchanged. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” (“ASU 2015-15”). ASU 2015-15 notes that the SEC would permit the issuance costs related to a line-of-credit being deferred and the unamortized portion being presented as an asset, regardless of whether there are outstanding borrowings. The Company adopted ASU 2015-03 effective January 1, 2015 and ASU 2015-15 effective July 1, 2015 and, since it has no debt issuance costs recorded for any period that will be presented after the former date, neither adoption had any impact on the Company’s consolidated financial condition or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-
11”). ASU 2015-11 requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost and net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the previous requirement to measure such inventory at the lower of cost and market value. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective July 1, 2015, and its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations. In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that, in the event of a business acquisition, the

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will need to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual periods beginning after December 15, 2015, with early adoption permitted only with respect to periods for which financial statements have not been issued. The Company adopted this standard effective October 1, 2015, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position (superseding the previous requirement that they be apportioned between current and noncurrent). ASU 2015-17 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective October 1, 2015, and its adoption had no impact on the Company’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets (representing the value of the right to use the property over the lease term) and lease liabilities (representing the present value of future liabilities) by lessees for those leases presently classified as operating leases (superseding the previous requirement that they be expensed over the lease term, without recognition of assets and liabilities). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and will become effective for the Company beginning on January 1, 2019. The Company is in the process of determining the impact on the Company’s consolidated financial condition and results of operations.

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

(in thousands)
Cash	$2,000
Promissory note (see Note 7)	1,100
Contingent earn-out payments	410

Total	$3,510

The contingent consideration arrangement requires the Company to pay IntegenX a percentage of revenues, on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including annual revenues ranging from $4.0 million to $9.9 million and a discount rate of 14%. This is measured as a Level 3 fair value liability (see Note 12).

In connection with the Apollo Business acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table summarizes the allocation of the purchase price to the fair value of the respective assets and liabilities acquired:

(in thousands)
Inventory	$606
Property and equipment	118
Intangible assets:
Customer lists and trademarks	1,500
Purchased technology	360
Goodwill (1)	990
Total assets	3,574
Liabilities – accrued vacation	(64)
Total purchase price	$3,510
__________

(1)
Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is attributable primarily to expected synergies and the assembled workforce. All of the goodwill is expected to be deductible for income tax purposes except to the extent that it arose due to an over-estimate of contingent earn-out payments.

NOTE 4.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$630	$55
Work in process	288	251
Finished goods	1,080	507
Inventories, net	$1,998	$813

NOTE 5.  Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Equipment	$3,484	$3,081
Tools and molds	27	11
Leasehold improvements	92	86
Furniture and fixtures	95	95
Total property and equipment	3,698	3,273
Less accumulated depreciation and amortization	(2,646)	(2,404)
Property and equipment, net	$1,052	$869

Depreciation and amortization expense related to property and equipment totaled $431,000 and $324,000 for the years ended December 31, 2015 and 2014, respectively.

Equipment includes the following amounts under leases at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Cost	$598	$455
Accumulated depreciation	(180)	—
Total	$418	$455

NOTE 6.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the year ended December 31, 2015, were as follows:

(in thousands)
Balance at January 1, 2015	$990
Additions	—
Balance at December 31, 2015	$990

Other intangible assets as of December 31, 2015, consist of:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$200	$160
Customer lists and trademarks	1,500	748	752
Total as of December 31, 2015	$1,860	$948	$912

The estimated future amortization expenses by fiscal year are as follows:

Year ending December 31,	(in thousands)
2016	$421
2017	314
2018	148
2019	29
Total amortization	$912

Intangible asset amortization expense for the years ended December 31, 2015 and 2014, was $450,000 and $498,000, respectively.

NOTE 7.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation (“MTDC”, a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”).

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
MTDC Notes Payable:	(in thousands)
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $710 and $339 at December 31, 2015 and 2014, respectively	2,833	3,204
Notes payable, net of debt discount	$2,367	$1,996

At any time prior to the MTDC Notes’ maturity date, the Company may issue MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $0.7938 in the 30 days preceding December 31, 2015, the MTDC Notes could have been settled by issuing 6,551,000 shares of the Company’s common stock.

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

The IntegenX Note was recorded using an effective interest rate of 11.60% and is summarized as follows at December 31 and January 6, 2014:

	December 31, 2014	January 6, 2014
IntegenX Notes Payable:	(in thousands)
Face value	$1,250	$1,250
Interest added to principal	68	—
Stated value	1,318	1,250
Debt discount, net of accumulated amortization of $21 and nil at September 12 and January 6, 2014, respectively	129	150
Notes payable, net of debt discount, prior to repayment	1,189	1,100
Loss on extinguishment of debt	129	—
Balance repaid to IntegenX	(1,318)	—
Notes payable, net of debt discount	$—	$1,100

The Company recorded a loss on early extinguishment of debt of $129,000 as a result of the repayment of the IntegenX Note on September 12, 2014.

As of December 31, 2015, the Company leased office space for use in its operations under three operating leases that were not cancellable by the Company and had expiration dates between June 2017 and April 2018 (See Note 18, Subsequent Events). The Company also leases equipment under three capital leases that expire between December 2017 and May 2018.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Aggregate future minimum obligations for leases in effect as of December 31, 2015, are as follows:

	Operating Leases	Capital Leases
Year ending December 31,	(in thousands)
2016	477	192
2017	486	183
2018	162	25
Total minimum obligations	$1,125	400
Amounts representing interest		(17)
Present value of future minimum payments		383
Current portion of long term obligations		(180)
Long term obligations, less current portion		$203

Rent expense totaled $535,000 and $366,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 8.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective August 27, 2013, the Company designated 3,663 shares of its authorized preferred stock as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock had no voting rights, and holders were entitled to a liquidation preference equal to $0.001 per share. Each share of Series 1 Convertible Preferred Stock was convertible into 251.53436 shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.98% of the common stock following conversion.

On August 27, 2013, the Company issued 2,987 shares of Series 1 Convertible Preferred Stock in exchange for previously-issued securities and sold 646 shares of Series 1 Convertible Preferred Stock in a private placement. As of December 31, 2013, 688 shares of Series 1 Convertible Preferred Stock had been converted into 173,000 shares of common stock, and in the year ended December 31, 2014, all the remaining 2,945 shares of Series 1 Convertible Preferred Stock were converted into 741,000 shares of common stock. The Company subsequently retired all of the Series 1 Convertible Preferred Stock, none of which remains issued and outstanding and none will be issued in the future.

Effective October 20, 2015, the Company designated 1,108 shares of its authorized preferred stock as Series 2 Convertible Preferred Stock. Each share of Series 2 Convertible Preferred Stock was convertible into 10,000 shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.98% of the common stock following conversion. The Series 2 Convertible Preferred Stock has no voting rights and is on a par with common stock on an as-converted basis with respect to dividend rights and distributions of assets in the event of liquidation, without regard to the ownership cap.

On October 21, 2015, the Company sold 1,108 shares of Series 2 Convertible Preferred Stock in the 2015 Public Offering (see Note 1). The Company recognized a beneficial conversion feature calculated as the number of potential conversion shares multiplied by the excess of the market price of the common stock on the issuance date over the price per conversion share based on the valuation allocated to the Series 2 Convertible Preferred Stock. Since this preferred stock was immediately convertible and not redeemable, this non-contingent beneficial conversion feature of $4,678,000 was recorded as a one-time accretion expense. As of December 31, 2015, 678 shares of Series 2 Convertible Preferred Stock had been converted into 6,780,000 shares of common stock and 430 shares of Series 2 Convertible Preferred Stock remained outstanding.

NOTE 9.  Stock Awards

The Company has awards outstanding under three plans - the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 178,000 inducement options and 50,000 inducement restricted stock units outstanding that were awarded to executive officers on August 27, 2014 and May 12, 2015, not covered by the Plans, with the same standard terms as non-qualified stock options or restricted stock units awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, non-qualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

these plans have been frozen, resulting in no further shares being available for grant. The Company presently issues most of its awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. This includes amendments adopted by the Company’s stockholders on May 29, 2014, which increased the total number of shares authorized for issuance from 15,000 to 315,000, and on November 17, 2014, which further increased the total number of shares authorized for issuance from 315,000 to 1,215,000. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success.

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

A summary of stock option and restricted stock transactions in the two years ended December 31, 2015, is as follows:

		Stock Options		Restricted Stock
	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Awards Outstanding	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Balance at January 1, 2014	3	12	$353.92	—	$—
2008 Plan Amendments	1,200	—	$—	—	$—
Granted	(321)	179	$8.79	242	$4.80
Vested	—	—	$—	(7)	$14.00
Forfeited	11	(1)	$80.10	(10)	$4.57
Canceled	2	(2)	$204.66	—	$—
Balance at December 31, 2014	895	188	$27.35	225	$4.54
Granted	(562)	361	$3.43	400	$3.54
Vested	—	—	$—	(95)	$4.21
Forfeited	104	(71)	$4.62	(79)	$4.28
Canceled	1	(1)	$765.96	—	$—
Balance at December 31, 2015	438	477	$11.43	451	$3.77

The following table summarizes information concerning outstanding options as of December 31, 2015:

Options	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding	477	5.95	$11.43	$—
Vested and expected to vest	457	5.93	$11.77	$—
Exercisable	311	5.76	$15.48	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2015, based on the Company’s common stock

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

closing price of $0.73, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the years ended December 31, 2015 and 2014, was $2.56 and $6.33, respectively. These fair values were estimated using the following assumptions (see also Note 12):

Year Ended December 31,
	2015	2014
Risk-free interest rate	1.25% - 1.44%	1.43% - 1.57%
Expected term	3.55 - 4.50 Years	4.75 years
Expected volatility	106.11% - 119.36%	93.89% - 105.79%
Dividend yield	—%	—%

The grant date fair value of options vested in the years ended December 31, 2015 and 2014, was $677,000 and $899,000, respectively. No options were exercised during the two years ended December 31, 2015. The total fair value of restricted stock vested in the years ended December 31, 2015 and 2014, was $292,000 and $19,000, respectively.

The amounts expensed for stock-based compensation totaled $1,331,000 and $1,194,000 for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,444,000. This cost is expected to be recognized over an estimated weighted average amortization period of 2.10 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its deferred taxes.

NOTE 10.  Warrants

A summary of outstanding common stock warrants as of December 31, 2015, is as follows:

Securities Into Which	Total Warrants	Warrants Recorded	Exercise	Expiration
Warrants are Convertible	Outstanding	as Liabilities	Price	Date
	(in thousands, except per share amounts)
Common stock	17,250	—	$1.44	October 2020
Common stock	450	—	$1.44	October 2018
Common stock	4,600	—	$5.00	August 2019
Common stock	120	—	$6.25	August 2017
Common stock	613	111	$26.00	August and September 2018

Total	23,033	111

In addition, there are 25.88 unit warrants outstanding which expire in August and September 2018, 0.35 of which are recorded as liabilities, each entitling the holder to purchase, for $50,000, 2,500 shares of common stock and 1,250 warrants to purchase one share of common stock at an exercise price of $26.00, expiring in August and September 2018.

The warrants expiring in October 2020 and October 2018 were issued to investors and underwriters, respectively, in the 2015 Public Offering, and the warrants expiring in August 2019 and August 2017 were issued to investors and underwriters, respectively, in the 2014 Public Offering (see Note 1).

The Company records warrants and unit warrants with certain anti-dilution protection or certain cash settlement provisions as liabilities, with the estimated fair value of those warrants for which no anti-dilution adjustment is projected prior to the expiration

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

date being calculated using the Black-Scholes valuation model, with all others being calculated using a Monte Carlo Simulation approach, using key input variables provided by management, at each reporting date. Changes in fair value are recorded as gains or losses on revaluation in non-operating income (expense).

On March 31, 2014, the Company amended the terms of 413,000 warrants and 22.54 unit warrants expiring in August and September 2018 to eliminate certain potential cash settlement provisions such that the liability was settled, having received consent from their holders. The fair value of the securities settled and reclassified as equity on March 31, 2014, was estimated to be $6,109,000. On June 30, 2014, the Company similarly amended the terms of a further 89,000 warrants and 2.99 unit warrants such that the liability was settled, having received consent from their holders after March 31, 2014. The fair value of the securities settled and reclassified as equity on June 30, 2014, was estimated to be $712,000. There have been no such reclassifications since June 30, 2014.

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of December 31, 2015 and 2014 (including warrants which have subsequently expired), was estimated to be $4,000 and $126,000, respectively, using a closing stock price of $0.73 and $3.00, respectively, and, other than those warrants with a de minimis value on the valuation date, based on the following assumptions:

	December 31, 2015	December 31, 2014
Risk-free interest rate	1.16% - 1.18%	1.18% - 1.20%
Expected remaining term	2.39 - 2.47 Years	3.29 - 3.37 Years
Expected volatility	108.49% - 108.51%	118.75% - 118.93%
Dividend yield	—%	—%

The aggregate fair value of such warrants at December 31, 2013, was estimated to be $9,147,000. During the year ended December 31, 2015, the decrease in the fair value of the warrant derivative liability of $122,000 was recorded as a revaluation gain, and during the year ended December 31, 2014, to the extent that it did not arise from settlements, the decrease in the fair value of the warrant derivative liability of $2,200,000 was recorded as a revaluation gain (see Note 12).

NOTE 11.  Benefit Plan

The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 50 percent of their annual compensation to the plan, subject to certain limitations. Each employee directs their contributions, which vest immediately, across a series of mutual funds. The Company made no matching contributions in the years ended December 31, 2015 and 2014, and the costs of administering the 401(k) plan are not significant.

NOTE 12.  Fair Value of Financial Instruments

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value at December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$4	$4
Contingent earn-out payments	—	—	44	44
Total liabilities	$—	$—	$48	$48

	Level 1	Level 2	Level 3	Total
December 31, 2014		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$126	$126
Contingent earn-out payments	—	—	279	279
Total liabilities	$—	$—	$405	$405

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(122)	—	(122)
Change in undiscounted contingent earn-out liability	—	(304)	(304)
Change in contingent earn-out adjustment included in interest expense	—	69	69
Settlements	—	—	—
Balance at December 31, 2015	$4	$44	$48
Total gains included in other income and expenses attributable to liabilities still held as of December 31, 2015	$122	$235	$357

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2014	$9,147	$—	$9,147
Issuances	—	410	410
Gain on revaluation of warrant derivative liabilities, net	(2,200)	—	(2,200)
Change in undiscounted contingent earn-out liability	—	(229)	(229)
Change in contingent earn-out adjustment included in interest expense	—	98	98
Settlements	(6,821)	—	(6,821)
Balance at December 31, 2014	$126	$279	$405
Total gains included in other income and expenses attributable to liabilities still held as of December 31, 2014	$1,240	$131	$1,371

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX a percentage of revenues of the Apollo Business acquired from IntegenX in January 2014 (see Notes 1 and 3), on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. At December 31, 2015, the Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including future annual revenues ranging from $3.1 million to $5.0 million and a discount rate of 14%. At December 31, 2014, the Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model based on key assumptions including future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%.

Assumptions used in evaluating the warrant derivative liabilities are discussed in Note 10. The principal assumptions used, and their impact on valuations, are as follows:

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

Expected Volatility.  This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. The Company applies equal weighting to the Company’s own historic volatility and the historic volatility of a group of publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. The Company applies a reduced weighting to its own historic volatility in the period prior to August 27, 2013, when it was highly leveraged. The group of publicly traded companies is selected from the same industry or market index, with extra weighting attached to those companies most similar in terms of business activity, size and financial leverage. An increase in the expected volatility will increase the fair value and the associated derivative liability.

Dividend Yield.  The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value and the associated derivative liability.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2015 or 2014.

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

Revenue by geographic areas for the years ended December 31, 2015 and 2014, are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
United States	$4,835	$3,559
International:
Canada	157	234
Asia Pacific(1)	1,562	1,287
Europe	613	921
Total revenue	$7,167	$6,001
__________

(1)	Sales to Asia Pacific included approximately $910,000 and $457,000 to China in 2015 and 2014, respectively, and $505,000 and $665,000 to Japan in 2015 and 2014, respectively.

Revenues are attributed to geographical areas based on where the Company’s products are shipped.

One customer accounted for more than 10% of total revenues during either of the years ended December 31, 2015 or 2014. This customer accounted for 14% and 4% of revenue in the years ended December 31, 2015 and 2014, respectively.

Long-lived assets by geographic areas as of December 31, 2015 and 2014, are as follows:

	2015	2014
	(in thousands)
United States	$922	$856
Europe	130	13
		—
Total long-lived assets	$1,052	$869

NOTE 14.  Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are shown on the Statements of Operations.

No adjustment has been made to the net loss for charges related to MTDC Notes or accretion related to Series 2 Convertible Preferred Stock, as the effect would be anti-dilutive due to the net loss.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 1 and 2 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Common share equivalents issuable upon exercise of common stock options	—	22
Common share equivalents issuable upon exercise of common stock warrants	1,629	1,031
Shares issuable upon vesting of restricted stock	392	79
Shares issuable upon conversion of Series 1 Convertible Preferred Stock	—	478
Shares issuable upon conversion of Series 2 Convertible Preferred Stock	1,359	—
Shares issuable upon settlement of MTDC Notes	6,551	1,529
Total common share equivalents excluded from denominator for diluted earnings per share computation	9,931	3,139

NOTE 15.  Income Taxes

The Company’s net loss before provision for income taxes comprises the following for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
U.S	$(14,250)	$(10,375)
Foreign	(933)	(315)
Net loss before provision for income taxes	$(15,183)	$(10,690)

The provision for income taxes consists of the following for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Current:
Federal	$—	$—
State	2	3
Foreign	2	—
Total Current	$4	$3
Deferred:
Federal	$106	$—
State	22	—
Foreign	—	—
Total Deferred	$128	$—
Provision for income taxes	$132	$3

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Provision for income taxes at federal statutory rate	$(5,162)	$(3,635)
Federal research and development tax credits	(195)	(153)
Derivative revaluations and settlements	(42)	(748)
Deferred tax on indefinite-lived assets	79	—
Expenses not deductible, income not taxable and other	12	(9)
Foreign loss taxed at lower rates	315	107
Change in federal valuation allowance	5,125	4,441
Provision for income taxes	$132	$3

The components of the deferred tax assets and liabilities as of December 31, 2015 and 2014, are as follows:

	December 31,	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$37,719	$32,741
Capitalized research and development cost	347	446
Goodwill and intangible assets	281	133
Research and development tax credit	2,149	1,820
Depreciation on property and equipment	20	52
Stock-based compensation	1,069	812
Reserves and accruals	722	725
Total deferred tax assets	42,307	36,729
Valuation allowance	(41,235)	(35,453)
Deferred tax assets net of valuation allowance	1,072	1,276
Deferred tax liabilities:
Contingent earn-out	(128)	—
Discount on debt issuance	(1,072)	(1,276)
Total deferred tax liabilities	(1,200)	(1,276)
Net deferred tax liability	$(128)	$—

Management believes that, based on a number of factors, it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, to the extent that they are not exceeded by a deferred tax liability related to indefinite-lived assets, the Company has provided a full valuation allowance against its net deferred tax assets. At December 31, 2015, the Company had federal and state net operating loss carry-forwards (“NOLs”) of approximately $97.9 million and $76.0 million, respectively, and foreign operating loss carry-forwards of approximately $1.9 million. The federal and state NOLs will expire in various periods from 2026 through 2035.

At December 31, 2015, the Company had research and development tax credits of approximately $1.3 million and $1.3 million available to offset future income taxes, if any, for federal and California state purposes, respectively. These federal tax credits will expire in various periods from 2027 through 2035 and the California state tax credits can be carried forward indefinitely.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Utilization of NOLs and tax credit carry-forwards is subject to substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, respectively, and similar state provisions. The Company has determined that there was a substantial ownership change on August 27, 2013, resulting in forfeitures in 2013. On August 27, 2014 and October 21, 2015, there were further substantial ownership changes due to the 2014 Public Offering and 2015 Public Offering (see Note 1), resulting in further forfeitures in 2014 and 2015. The annual limitation may result in the expiration of further NOLs and tax credits before utilization. The Company has not yet evaluated the impact of the IRC Sections 382 and 383 limitations on its recorded NOLs and tax credits in 2013, 2014 and 2015, nor has it determined whether there have been any other substantial ownership changes in 2011 or prior years, so the recognized amount of deferred tax assets (and related 100% valuation allowance) has not been adjusted, although management estimates that a significant majority of the recorded NOLs and tax credits have already been effected and will need to be written off. This has no impact on the income tax expense due to the provision of a full valuation allowance against all net deferred tax assets.

The net valuation allowance increased by approximately $5.8 million and $5.1 million during the years ended December 31, 2015 and 2014, respectively, primarily due to the generation of net operating loss and credit carry-forwards.

The Company files U.S. federal and various state income tax returns. There are no prior year tax returns under audit by taxing authorities, and management is not aware of any impending audits. As a result of the Company’s NOL carry-forwards, all tax years from 2006 through 2015 remain subject to federal and state tax examination.

The Company has established tax reserves for uncertain tax positions totaling $1,116,000 and $945,000 as of December 31, 2015 and 2014, respectively. A reconciliation of the change in unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning Balance	$945	$810
Additions based on tax positions related to the current year	171	135
Ending Balance	$1,116	$945

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 17.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2015 and 2014 is as follows:

	Year Ended December 31, 2015
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Revenue	$1,146	$1,610	$2,010	$2,401
Gross profit	$732	$934	$1,162	$1,119
Net gains (losses) on derivative revaluations	$(64)	$104	$68	$318
Non-recurring gains, credits and (charges) related to restructuring	$—	$—	$—	$—
Net loss	$(4,806)	$(3,821)	$(3,476)	$(3,212)
Net loss attributable to common stockholders	$(4,806)	$(3,821)	$(3,476)	$(7,890)
Net loss per share – basic and diluted	$(0.85)	$(0.67)	$(0.61)	$(0.57)

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Revenue	$1,405	$1,734	$1,250	$1,612
Gross profit	$799	$975	$876	$779
Net gains (losses) on derivative revaluations	$216	$1,158	$589	$466
Non-recurring gains, credits and (charges) related to restructuring	$—	$—	$(129)	$—
Net loss	$(2,546)	$(2,103)	$(2,781)	$(3,263)
Net loss attributable to common stockholders	$(2,546)	$(2,103)	$(2,781)	$(3,263)
Net loss per share – basic and diluted	$(2.79)	$(2.28)	$(1.02)	$(0.58)

NOTE 18.  Subsequent Events

On February 11, 2016, the Company received written notice from the landlord for its headquarters located at 7400 Paseo Padre Parkway, Fremont, California, that the Company’s lease will be terminated effective April 12, 2016 (see Note 7). Effective March 1, 2016, the Company entered into a new lease for 28,866 square feet facility located at 34700 Campus Drive, Fremont, California, to replace the terminated lease. The new lease provides for a term of three years, commencing on March 1, 2016 and expiring on February 28, 2019, with an option to extend the term for an additional two years.

As of December 31, 2015, aggregate future minimum obligations for all operating leases in effect in March 2016 are as follows:

	As Disclosed in Note 7	As Updated for New Lease
Year ending December 31,	(in thousands)
2016	477	664
2017	486	771
2018	162	776
2019	—	130
Total minimum obligations	$1,125	$2,341

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are those designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework while utilizing the additional guidance contained in COSO’s Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2015.

Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2015.

Item 14.  Principal Accounting Fees and Services

Information with respect to this item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2015.

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

WAFERGEN BIO-SYSTEMS, INC.
		By:	/s/ ROLLAND CARLSON
Date:	March 25, 2016		Rolland Carlson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ROLLAND CARLSON
Rolland Carlson	Chief Executive Officer and President (principal executive officer)	March 25, 2016
/s/ MICHAEL P. HENIGHAN
Michael P. Henighan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2016
/s/ IVAN TRIFUNOVICH
Ivan Trifunovich	Executive Chairman of the Board	March 25, 2016
/s/ DR. R. DEAN HAUTAMAKI
Dr. R. Dean Hautamaki	Director	March 25, 2016
/s/ MAKOTO KANESHIRO
Makoto Kaneshiro	Director	March 25, 2016
/s/ JOEL KANTER
Joel Kanter	Director	March 25, 2016
/s/ WILLIAM McKENZIE
William McKenzie	Director	March 25, 2016
/s/ ROBERT SCHUEREN
Robert Schueren	Director	March 25, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated January 6, 2014 by and between Wafergen, Inc. and IntegenX Inc.		S-1/A		2.1	1/27/2014
3.1	Amended and Restated Articles of Incorporation of WaferGen Bio-systems, Inc., as such articles have been amended, restated, supplemented or otherwise modified		10-Q	9/30/2015	3.1	11/12/2015
3.2	Certificate of Designation of the Series 2 Convertible Preferred Stock		8-K		3.1	10/21/2015
3.3	Amended and Restated Bylaws of WaferGen Bio-systems, Inc.		8-K		3.1	11/18/2014
4.1	Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2013, to investors in the Company’s August 2013 exchange offering		8-K		4.1	8/28/2013
4.2	Form of Warrant to purchase shares of Common Stock of the Company issued to investors in the Company’s August and September 2013 private placement offering of units of securities		8-K		4.1	8/28/2013
4.3	Form of Warrant to purchase shares of Common Stock of the Company issued to the placement agent and certain related parties in connection with the Company’s August and September 2013 private placement offering of units of securities		8-K		4.2	8/28/2013
4.4	Form of Promissory Note in favor of WaferGen Biosystems (M) Sdn. Bhd. dated August 15, 2013		S-1		4.10	10/9/2013
4.5	Form of Amendment to Common Stock Purchase Warrant (Exchange Transaction) issued August 27, 2013, to investors in the Company’s August 2013 exchange offering		S-1		4.11	5/28/2014
4.6	Form of Amendment to Common Stock Purchase Warrant (Private Placement Transaction) issued to investors in the Company’s August and September 2013 private placement offering of units of securities		S-1		4.12	5/28/2014
4.7	Form of Amendment to Common Stock Purchase Warrant (Placement Agent Warrants) issued to the placement agent and certain related parties in connection with the Company’s August and September 2013 private placement offering of units of securities		S-1		4.13	5/28/2014
4.8	Form of Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to investors in the Company’s August 2014 public offering		S-1/A		4.15	8/19/2014
4.9	Form of Underwriter Warrant to purchase shares of Common Stock of the Company, issued August 27, 2014, to underwriters and certain related parties in the Company’s August 2014 public offering		S-1/A		4.16	7/18/2014
4.10	Form of Warrant to purchase shares of Common Stock of the Company, issued October 21, 2015, to underwriters in the Company’s October 2015 public offering		10-Q	9/30/2015	4.1	11/12/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.11	Warrant Agreement dated October 21, 2015, by and between the Company and Continental Stock Transfer & Trust Company, relating to warrants to purchase shares of Common Stock of the Company issued to investors in the Company’s October 2015 public offering		10-Q	9/30/2015	4.2	11/12/2015
4.12	Form of Common Stock Certificate		S-1/A		4.14	7/18/2014
10.1 †	Form of Non-Qualified Stock Option award under 2008 Stock Incentive Plan		10-K	12/31/2008	10.35	3/27/2009
10.2 †	Form of RSU award under 2008 Stock Incentive Plan	X
10.3 †	Form of Incentive Stock Option award under 2008 Stock Incentive Plan	X
10.4	Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2009	10.6	11/13/2009
10.5 †	Executive Employment Agreement, dated as of March 8, 2012, by and between the Company and Ivan Trifunovich		8-K		10.1	3/9/2012
10.6	Amendment dated as of June 26, 2012, to Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		10-Q	9/30/2012	10.1	11/9/2012
10.7	Exchange Agreement dated August 27, 2013		8-K		10.1	8/27/2013
10.8	Form of Registration Rights Agreement dated August 27, 2013, by and among the parties to the Securities Purchase Agreement dated August 27, 2013		8-K		10.2	8/27/2013
10.9	Agreement dated October 25, 2013, by and among WaferGen Biosystems (M) Sdn. Bhd., WaferGen Bio-systems, Inc. and Malaysian Technology Development Corporation Sdn. Bhd.		S-1		10.30	10/31/2013
10.10	Amendment dated as of June 27, 2014, to Lease Agreement by and between the Company and LBA Realty Fund III-Company VII, LLC dated October 22, 2009		S-1		10.17	7/18/2014
10.11	Letter Agreement, dated as of July 17, 2014, by and among certain affiliates of Great Point Partners, LLC and the Company		S-1		10.18	7/18/2014
10.12 †	Executive Employment Agreement, dated as of August 12, 2014, by and between the Company and Michael Henighan		8-K		10.1	8/18/2014
10.13 †	Executive Employment Agreement, dated as of August 13, 2014, by and between the Company and Keith Warner		8-K		10.2	8/18/2014
10.14 †	Nonstatutory Stock Option issued August 27, 2014, to Keith Warner		10-Q	9/30/2014	10.4	11/12/2014
10.15 †	Nonstatutory Stock Option issued August 27, 2014, to Michael P. Henighan		10-Q	9/30/2014	10.5	11/12/2014
10.16 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended		DEF-14A		Appendix B	10/8/2014
10.17 †	Carlson Employment Agreement, effective as of May 11, 2015, between the Company and Rolland Carlson		8-K		10.1	5/11/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.18 †	Amendment to Executive Employment Agreement, effective as of May 11, 2015, between the Company and Ivan Trifunovich		8-K		10.1	5/11/2015
10.19 †	Nonstatutory Stock Option issued May 12, 2015, to Rolland Carlson		10-Q	6/30/2015	10.3	8/7/2015
10.20 †	Restricted Stock Unit Award issued May 12, 2015, to Rolland Carlson		10-Q	6/30/2015	10.4	8/7/2015
10.21	Lease Agreement, effective as of March 1, 2016, between Wafergen, Inc. and John Arrillaga, as trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, as trustee of the Richard T. Peery Separate Property Trust		8-K		10.1	3/9/2016
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer	X
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
		X
101 §
The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements
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