Form 10-Q
period 2016-03-31
WaferGen Bio-systems, Inc.
filed 2016-05-12
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53252

WaferGen Bio-systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0416683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

34700 Campus Drive, Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

(510) 651-4450	7400 Paseo Padre Parkway, Fremont, CA 94555
(Registrant’s telephone number, including area code)	(Former address of principal executive offices)

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

The Registrant had 18,753,615 shares of common stock outstanding as of May 10, 2016.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,882	$15,236
Accounts receivable	2,280	2,201
Inventories	1,864	1,998
Prepaid expenses and other current assets	532	404
Total current assets	15,558	19,839
Property and equipment, net	1,173	1,052
Goodwill	990	990
Intangible assets, net	807	912
Other assets	138	80
Total assets	$18,666	$22,873
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,705	$2,029
Accrued payroll and related costs	1,573	1,200
Current portion of long-term debt	182	180
Other current liabilities	897	917
Total current liabilities	4,357	4,326
Long-term debt, net of discount and current portion	2,626	2,570
Deferred income taxes	128	128
Other liabilities	2	152
Total liabilities	7,113	7,176
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; 1.108 and 0.430 shares of Series 2 Convertible Preferred Stock issued and outstanding, respectively, at March 31, 2016 and December 31, 2015	2,214	2,214
Common Stock: $0.001 par value; 300,000 shares authorized; 19,332 and 19,163 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	120,593	120,329
Accumulated deficit	(111,254)	(106,846)
Total stockholders’ equity	11,553	15,697
Total liabilities and stockholders’ equity	$18,666	$22,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$1,888	$1,021
License and royalty	42	125
Total revenue	1,930	1,146
Cost of product revenue	854	414
Gross profit	1,076	732
Operating expenses:
Sales and marketing	1,774	1,233
Research and development	2,272	2,471
General and administrative	1,340	1,602
Total operating expenses	5,386	5,306
Operating loss	(4,310)	(4,574)
Other income and (expenses):
Interest expense, net	(107)	(106)
Gain (loss) on revaluation of warrant derivative liabilities, net	2	(64)
Miscellaneous income (expense)	21	(60)
Total other income and (expenses)	(84)	(230)
Net loss before provision for income taxes	(4,394)	(4,804)
Provision for income taxes	14	2
Net loss	$(4,408)	$(4,806)
Net loss per share - basic and diluted	$(0.24)	$(0.85)
Shares used to compute net loss per share - basic and diluted	18,732	5,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,408)	$(4,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	216
Equity-classified stock-based compensation	264	746
(Gain) loss on revaluation of warrant derivative liabilities, net	(2)	64
Provision for excess and obsolete inventory	(25)	—
Amortization of debt discount	103	87
Change in operating assets and liabilities:
Accounts receivable	(79)	447
Inventories	57	(43)
Prepaid expenses and other assets	(186)	90
Accounts payable	(324)	130
Accrued payroll and related costs	373	(426)
Other accrued expenses	(168)	18
Net cash used in operating activities	(4,152)	(3,477)
Cash flows from investing activities:
Purchase of property and equipment	(157)	(47)
Net cash used in investing activities	(157)	(47)
Cash flows from financing activities:
Repayment of capital lease obligations	(45)	(26)
Net cash used in financing activities	(45)	(26)
Net decrease in cash and cash equivalents	(4,354)	(3,550)
Cash and cash equivalents at beginning of the period	15,236	14,732
Cash and cash equivalents at end of the period	$10,882	$11,182

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$8
Cash paid for income taxes	$11	$2

Supplemental disclosure of non-cash investing and financing activities:
Inventory transferred to property and equipment	$102	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  The Company

General – WaferGen Bio-systems, Inc. and its subsidiaries (the “Company”) are engaged in the development, manufacture and sale of systems for genomic technology solutions for single-cell analysis and clinical research. The Company’s ICELL8™ Single-Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing (“NGS”). The Company’s SmartChip™ platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one-step target enrichment and library preparation for clinical NGS. The Company’s Apollo 324™ system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. The Company’s products are aimed at researchers who perform genetic analysis, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker discovery and genetic research. Through the SmartChip and Apollo product lines, the Company plans to provide new performance standards with significant savings in time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research.

Wafergen, Inc. was incorporated in the State of Delaware on October 22, 2002, and was acquired by WaferGen Bio-systems, Inc. in a reverse merger on May 31, 2007.

On August 30, 2011, the Company formed a new wholly owned subsidiary in Luxembourg to establish a presence for its marketing and research activities in Europe.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized no governmental subsidies in the three months ended March 31, 2016, the balance of available matching funds having been fully used by March 31, 2015, and $164,000 in the three months ended March 31, 2015, which was offset against operating expenses in the statement of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Further, ASU 2014-09 will require companies to make additional disclosures. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, and will become effective for the Company beginning on January 1, 2017, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective date” (“ASU 2015-14”),which permits deferral of the effective date of ASU 2014-09 by one year, so the Company may delay adopting the standard until January 1, 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and in May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 all update and clarify the guidance previously issued in ASU 2014-09 and will become effective for the Company when it adopts ASU 2014-09. ASU 2014-09, as amended, allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining both the timing and the method of adoption and its impact on the Company’s consolidated financial condition and results of operations.

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

In April 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 permits entities to make an accounting policy election to account for forfeitures as they occur when recognizing the expense of share-based compensation (as opposed to the existing requirement to use estimated forfeitures), reduces the tax withholding threshold at which equity accounting is permitted for shares withheld on vesting and requires that payments by an employer when withholding shares for tax-withholding purposes be reported as financing activities within the statement of cash flows, along with guidance related to excess tax benefits. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2016, without electing to change its existing accounting policy of accounting for forfeitures based on expected vesting, and its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$303	$630
Work in process	319	288
Finished goods	1,242	1,080
Inventories, net	$1,864	$1,998

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the three months ended March 31, 2016, were as follows:

(in thousands)
Balance at January 1, 2016	$990
Additions	—
Balance at March 31, 2016	$990

Other intangible assets as of March 31, 2016, consist of:

	Gross Carrying Amount	Net Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$225	$135
Customer lists and trademarks	1,500	828	672
Total as of March 31, 2016	$1,860	$1,053	$807

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2016 (nine months remaining)	$316
2017	314
2018	148
2019	29

Total amortization	$807

Intangible asset amortization expense was $105,000 and $112,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $813 and $710 at March 31, 2016 and December 31, 2015, respectively	2,730	2,833
Notes payable, net of debt discount	$2,470	$2,367

At any time prior to the MTDC Notes’ maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $0.6590 in the 30 days preceding March 31, 2016, the MTDC Notes could have been settled by issuing 7,891,000 shares of the Company’s common stock.

The Company also leases equipment under three capital leases that expire between December 2017 and May 2018. Aggregate future minimum obligations for capital leases in effect as of March 31, 2016, are as follows:

Capital Leases
(in thousands)
Year ending March 31,
2017	$192
2018	154
2019	5

Total minimum obligations	351

Amounts representing interest	(13)

Present value of future minimum payments	338

Current portion of long term obligations	(182)

Long term obligations, less current portion	$156

NOTE 6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Effective October 20, 2015, the Company designated 1,108 shares as Series 2 Convertible Preferred Stock. Each share of Series 2 Convertible Preferred Stock was convertible into 10,000 shares of common stock, subject to an ownership cap whereby conversion may not occur to the extent the holder would own more than 9.98% of the common stock following conversion. The Series 2 Convertible Preferred Stock has no voting rights and is on a par with common stock on an as-converted basis with respect to dividend rights and distributions of assets in the event of liquidation, without regard to the ownership cap.

On October 21, 2015, the Company sold 1,108 shares of Series 2 Convertible Preferred Stock in a public offering. As of March 31, 2016, 678 shares of Series 2 Convertible Preferred Stock issued had been converted into 6,780,000 shares of common stock and 430 shares of Series 2 Convertible Preferred Stock remained outstanding.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Stock Awards

The Company has awards outstanding under 3 plans: the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 178,000 inducement options and 50,000 inducement restricted stock units outstanding that were awarded to executive officers on August 27, 2014 and May 12, 2015, not covered by the Plans, with the same standard terms as non-qualified stock options or restricted stock units awarded under the 2008 Plan. In addition, there are 292,000 conditional options issued to the Company’s executive chairman on January 22, 2016 (the “January 2016 Conditional Award”), not presently covered by the Plans. The January 2016 Conditional Award is conditional on the Company obtaining stockholder approval to amend the 2008 Plan to authorize at least 2,000,000 additional shares. In the event of failure to receive such stockholder approval by June 30, 2016, the January 2016 Conditional Award would convert into a cash-settled stock appreciation right. Since the possibility of cash settlement remains, the January 2016 Conditional Award is presently recorded as a liability at its fair value as of March 31, 2016.

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

A summary of stock option (including conditional options) and restricted stock transactions in the three months ended March 31, 2016, is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2016	438	477	$11.43	451	$3.77
Granted	(434)	593	$0.56	133	$0.69
Forfeited	5	—	$—	(5)	$0.95
Balance at March 31, 2016	9	1,070	$5.26	579	$3.09

No options were exercised during the three months ended March 31, 2016 or 2015. The aggregate intrinsic value of options (including conditional options) outstanding and exercisable at March 31, 2016, was $47,000 and $23,000, respectively, based on the Company’s common stock closing price of $0.64. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of the options (including conditional options) awarded in the three months ended March 31, 2016 and 2015, was estimated to be $0.41 and $2.38, respectively, using a grant date closing stock price of $0.56 and $3.19 on the award dates in 2016 and 2015, respectively, and based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.23% - 1.40%	1.25%
Expected remaining term	3.50 - 4.50 Years	3.55 Years
Expected volatility	110.45% - 111.44%	119.36%
Dividend yield	—%	—%

The amounts expensed for equity-classified stock-based compensation totaled $264,000 and $746,000 for the three months ended March 31, 2016 and 2015, respectively, and for liability-classified stock-based compensation totaled $132,000 and nil for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,450,000. This cost is expected to be recognized over an estimated weighted average amortization period of 1.89 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its related deferred taxes.

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of March 31, 2016, is as follows:

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

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of March 31, 2016 and 2015, was estimated to be $2,000 and $190,000, respectively, using a closing stock price of $0.64 and $4.53, respectively, and based on the following assumptions:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2016	March 31, 2015
Risk-free interest rate	0.75% - 0.76%	0.91% - 0.93%
Expected remaining term	2.17 - 2.25 Years	3.07 - 3.15 Years
Expected volatility	104.57% - 105.89%	112.92% - 113.14%
Dividend yield	—%	—%

The aggregate fair value of such warrants and unit warrants at December 31, 2015 and 2014, was estimated to be $4,000 and $126,000, respectively. During the three months ended March 31, 2016, the decrease in the fair value of the warrant derivative liability of $2,000 was recorded as a revaluation gain. During the three months ended March 31, 2015, the increase in the fair value of the warrant derivative liability of $64,000 was recorded as a revaluation loss (see Note 9).

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$2	$2
Contingent earn-out payments	—	—	45	45
Total liabilities	$—	$—	$47	$47

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$4	$4
Contingent earn-out payments	—	—	44	44
Total liabilities	$—	$—	$48	$48

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2016	$4	$44	$48
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(2)	—	(2)
Change in contingent earn-out adjustment included in interest expense	—	1	1
Settlements	—	—	—
Balance at March 31, 2016	$2	$45	$47
Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2016	$2	$(1)	$1

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Loss on revaluation of warrant derivative liabilities, net	64	—	64
Change in contingent earn-out adjustment included in interest expense	—	12	12
Settlements	—	—	—
Balance at March 31, 2015	$190	$291	$481
Total gains (losses) included in other income and expenses attributable to liabilities still held as of March 31, 2015	$(64)	$(12)	$(76)

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX Inc. (“IntegenX”) a percentage of revenues of the product line that the Company acquired from IntegenX in January 2014 (the “Apollo Business”), on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. At December 31, 2014, the fair value was estimated using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At March 31, 2015, the annual revenue estimates were unchanged from the estimates at December 31, 2014, the liability increasing due to a reduction in the amount of discount, which was expensed as interest. At December 31, 2015, the estimate of fair value was updated using future annual revenue ranging from $3.1 million to $5.0 million and a discount rate of 14%. At March 31, 2016, the annual revenue estimates are unchanged from the estimates at December 31, 2015, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2016 or 2015.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges related to MTDC Notes, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 2 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Common share equivalents issuable upon exercise of common stock options	57	41
Shares issuable upon vesting of restricted stock	572	248
Shares issuable upon conversion of Series 2 Convertible Preferred Stock	4,300	—
Shares issuable upon conversion of MTDC Notes	7,891	1,157
Total common share equivalents excluded from denominator for diluted earnings per share computation	12,820	1,446

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

The Company generally requires no collateral from its customers. No provision was made for doubtful accounts at March 31, 2016, or December 31, 2015.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Customers accounting for more than 10% of total revenues during either the three months ended March 31, 2016 or 2015, as well as revenues in the corresponding period, are tabulated as follows:

	Three Months Ended March 31,
	2016		2015
	(in thousands, except percentages)
Customer A	$275	14%	$—	—%
Customer B	$223	12%	$209	18%
Customer C	$217	11%	$—	—%
Customer D	$42	2%	$125	11%

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. These forward-looking statements include but are not limited to our plans for sales growth and expectations of gross margin, expenses, new product introduction, and our liquidity and capital needs. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “contemplate,” “predict,” “project,” “potential” or “continue” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview and Background

Since beginning operations in 2003, we have been engaged in the development, manufacture and sale of genomic technology solutions for single-cell analysis and clinical research. Our ICELL8 Single-Cell System is a cutting edge platform that can isolate thousands of single cells and process specific cells for analysis, including Next Generation Sequencing (“NGS”). Our SmartChip platform can be used for profiling and validating molecular biomarkers, and can perform massively parallel singleplex PCR for one step target enrichment and library preparation for clinical NGS. Our Apollo 324 system can be used to process DNA and RNA from clinical samples to NGS-ready libraries. Most recently, our R&D efforts have been concentrated on the development and commercialization of our single-cell products. Our products are aimed at researchers who perform genetic analysis and cell biology, primarily at pharmaceutical and biotech companies, academic and private research centers and diagnostics companies involved in biomarker research. We plan to provide new performance standards with significant savings of time and cost for professionals in the field of gene expression research and to facilitate biomarker discovery, toxicology and clinical research through the SmartChip products and services.

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

Since inception, we have incurred substantial operating losses. As of March 31, 2016, our accumulated deficit was approximately $111.3 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue:
Product	$1,888	$1,021
License and royalty	42	125
Total revenue	1,930	1,146
Cost of product revenue	854	414
Gross profit	1,076	732
Operating expenses:
Sales and marketing	1,774	1,233
Research and development	2,272	2,471
General and administrative	1,340	1,602
Total operating expenses	5,386	5,306
Operating loss	(4,310)	(4,574)
Other income and (expenses):
Interest expense, net	(107)	(106)
Gain (loss) on revaluation of warrant derivative liabilities, net	2	(64)
Miscellaneous income (expense)	21	(60)
Total other income and (expenses)	(84)	(230)
Net loss before provision for income taxes	(4,394)	(4,804)
Provision for income taxes	14	2
Net loss	$(4,408)	$(4,806)

Product Revenue

The following table presents our product revenue for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$1,888	$1,021	85%

For the three months ended March 31, 2016, product revenue increased by $867,000, or 85%, as compared to the three months ended March 31, 2015. The increase is primarily due to increases in sales of SmartChip capital equipment in the three months ended March 31, 2016, with revenue up 465% from the comparable 2015 period, and revenue from the Apollo Business (our line of instruments and reagents relating to library preparation for NGS, including the Apollo 324 instrument and the PrepX reagents), up 85% from the comparable 2015 period, primarily due to an increase in instrument sales. SmartChip capital equipment represented 31% of our product revenue in the three months ended March 31, 2016, compared to 10% in the 2015 period, and the Apollo Business remained at 41% of our product revenue in the three months ended March 31, 2016, the same as in the 2015 period. Revenue from SmartChip Real-Time PCR Chip panels and services also increased, up 8% from the comparable 2015 period, and accounted for 28% of product revenue, compared to 49% in the comparable 2015 period when overall revenue was lower.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$42	$125	(66)%

For the three months ended March 31, 2016, license and royalty revenue decreased by $83,000, or 66%, as compared to the three months ended March 31, 2015. This revenue was generated by an agreement signed at the beginning of February 2013, which generated revenue of $500,000 annually for three years until the agreement was terminated at the end of January 2016.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$854	$414	106%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended March 31, 2016, cost of product revenue increased by $440,000, or 106%, as compared to the three months ended March 31, 2015. The increase related primarily to the increase in product revenue in the three months ended March 31, 2016, and also to a decrease in margins from 59% to 55%, primarily due to the higher percentage of revenue from capital equipment sales, which afford lower margins than sales of consumables.

Sales and Marketing

The following table presents our sales and marketing expenses for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$1,774	$1,233	44%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended March 31, 2016, sales and marketing expenses increased by $541,000, or 44%, as compared to the three months ended March 31, 2015. This increase resulted primarily from increases in personnel costs in the United States, due to an increase in headcount, and in Europe, mostly due to the conclusion of a matching grant (a governmental subsidy under which 50% of eligible costs were reimbursed, which was fully depleted by March 31, 2015) in the 2015 period.

We expect our sales and marketing expenses for the remainder of 2016 to remain at a similar level to that of the first quarter.

Research and Development

The following table presents our research and development expenses for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$2,272	$2,471	(8)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended March 31, 2016, research and development expenses decreased $199,000, or 8%, as compared to the three months ended March 31, 2015. The decrease resulted primarily from reductions in consumables and facilities allocation (due to a reduction in accrued rent following early termination of our office lease), partially offset by an increase in consultancy costs.

We believe a substantial investment in research and development is essential in the long term to remain competitive and expand into additional markets. Accordingly, we expect our research and development expenses to remain at a high level relative to total expenditures for the foreseeable future. However, if revenues grow as forecast by management, research and development expenses should decrease as a percentage of revenues.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$1,340	$1,602	(16)%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended March 31, 2016, general and administrative expenses decreased $262,000, or 16%, as compared to the three months ended March 31, 2015. The decrease resulted primarily from a decrease in stock compensation expense due to a decrease in the value of options (including the January 2016 Conditional Award) awarded to our executive chairman (formerly our chief executive officer), all of which vested in the three months ended March 31 in both 2016 and 2015 per his employment contract, and in recruiting expenses. These decreases were partially offset by increases in legal fees and investor relations costs.

Interest Expense, Net

The following table presents interest expense, net for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$107	$106	1%

For the three months ended March 31, 2016, interest expense increased $1,000, or 1%, as compared to the three months ended March 31, 2015. The increase was due to the higher cost of debt discount amortization related to the $5,200,000 in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be approximately $439,000 in 2016, rising each year up to $732,000 in 2019, the last full year before this debt matures. This increase was partially offset by a reduction in expense related to our earn-out contingency.

Gain (Loss) on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the gain (loss) on revaluation of warrant derivative liabilities, net for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$2	$(64)	N/A

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of warrant derivative liabilities for the three months ended March 31, 2016, was $2,000, compared to a net loss of $64,000 for the three months ended March 31, 2015. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.64 on March 31, 2016, compared to $0.73 on December 31, 2015, and was $4.53 on March 31, 2015, compared to $3.00 on December 31, 2014. The gain in the three months ended March 31, 2016 and the loss in the three months ended March 31, 2015, were caused principally by the decrease and increase, respectively, in our stock price. The related derivative liability as of March 31, 2016, was only $2,000, so we do not expect future gains and losses to be material.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$21	$(60)	N/A

For the three months ended March 31, 2016, we recorded miscellaneous income of $21,000, compared to an expense of $60,000 for the three months ended March 31, 2015. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the income in the three months ended March 31, 2016, is net assets of $1,100,000 being denominated in Euros, which increased in value against the U.S. dollar by 4% during the period, whereas the expense in the three months ended March 31, 2015, is primarily due to net assets of $700,000 being denominated in Euros, which decreased in value against the U.S. dollar by 12% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three months ended March 31, 2016 and 2015, respectively:

Three Months Ended March 31,
2016	2015	% Change
(dollars in thousands)
$14	$2	600%

For the three months ended March 31, 2016 and 2015, we recorded a charge of $13,000 and $2,000, respectively, for U.S. state income taxes. We also recorded a charge of $1,000 in the three months ended March 31, 2016, for foreign taxes. We have recorded a liability to the extent that our deferred tax liabilities arise from assets with indefinite lives and have provided a full valuation allowance against the remainder of our net deferred tax assets.

Headcount

Our consolidated headcount as of May 10, 2016, comprised 59 regular employees, 58 of whom were employed full-time, compared to 54 regular employees as of December 31, 2015, 53 of whom were employed full-time.

Liquidity and Capital Resources

As of March 31, 2016, our principal source of liquidity was $10.9 million in cash and cash equivalents. We had working capital of $11.2 million. Our funding has primarily been generated by the issuance of equity securities, which includes $15.7 million and $18.0 million raised, net of offering costs, in 2015 and 2014, respectively. We also had, as of March 31, 2016, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2016 and 2015, in the amounts of $4,152,000 and $3,477,000, respectively. The cash used in operating activities in the three months ended March 31, 2016, was due to cash used to fund a net loss of $4,408,000, adjusted for non-cash expenses related to depreciation and amortization, equity-classified stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision and amortization of debt discount totaling $583,000, and cash used by a change in working capital of $327,000. The cash used in operating activities in the three months ended March 31, 2015, was due to cash used to fund a net loss of $4,806,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, loss on revaluation of warrant derivative liabilities and amortization of debt discount totaling $1,113,000, and cash provided by a change in working capital of $216,000.

Net Cash Used in Investing Activities

We used $157,000 and $47,000 in the three months ended March 31, 2016 and 2015, respectively, to acquire property and equipment.

Net Cash Used in Financing Activities

We used $45,000 and $26,000 in the three months ended March 31, 2016 and 2015, respectively, in repayments on capital leases for equipment.

Availability of Additional Funds

We believe funds available at March 31, 2016, along with our revenue, are sufficient to fund our operations into 2017. To continue our operations thereafter, we may need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options (including the January 2016 Conditional Award) were $177,000 and $611,000, net of estimated forfeitures, for the three months ended March 31, 2016 and 2015, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of the options awarded in the three months ended March 31, 2016 and 2015, was estimated to be $0.41 and $2.38, respectively, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.23% - 1.40%	0.0125
Expected remaining term	3.50 - 4.50 Years	3.55 Years
Expected volatility	110.45% - 111.44%	1.1936
Dividend yield	—%	—%

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first three months of 2016, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on March 25, 2016, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In November 2015, we entered into an agreement with Acorn Management Partners, L.L.C. (“Acorn”). As part of the consideration payable to Acorn, we issued Acorn 40,984 shares of our common stock in February 2016.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated:	May 12, 2016

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1
Lease Agreement, effective as of March 1, 2016, between Wafergen, Inc. and John Arrillaga, as trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, as trustee of the Richard T. Peery Separate Property Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 9, 2016)

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

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