Form 10-Q
period 2016-06-30
WaferGen Bio-systems, Inc.
filed 2016-08-11
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant had 18,927,726 shares of common stock outstanding as of August 10, 2016.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,351	$15,236
Accounts receivable, net of allowance ($30 in 2016, none in 2015)	2,770	2,201
Inventories	1,437	1,998
Prepaid expenses and other current assets	539	404
Total current assets	12,097	19,839
Property and equipment, net	1,112	1,052
Goodwill	990	990
Intangible assets, net	702	912
Other assets	138	80
Total assets	$15,039	$22,873
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,610	$2,029
Accrued payroll and related costs	1,295	1,200
Current portion of long-term debt	184	180
Other current liabilities	986	917
Total current liabilities	5,075	4,326
Long-term debt, net of discount and current portion	2,687	2,570
Deferred income taxes	128	128
Other liabilities	35	152
Total liabilities	7,925	7,176
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; 1.108 and 0.430 shares of Series 2 Convertible Preferred Stock issued and outstanding, respectively, at June 30, 2016 and December 31, 2015	2,214	2,214
Common Stock: $0.001 par value; 300,000 shares authorized; 19,326 and 19,163 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	121,041	120,329
Accumulated deficit	(116,141)	(106,846)
Total stockholders’ equity	7,114	15,697
Total liabilities and stockholders’ equity	$15,039	$22,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$2,517	$1,485	$4,405	$2,506
License and royalty	—	125	42	250
Total revenue	2,517	1,610	4,447	2,756
Cost of product revenue	1,399	676	2,253	1,090
Gross profit	1,118	934	2,194	1,666
Operating expenses:
Sales and marketing	1,831	1,232	3,605	2,465
Research and development	2,390	2,279	4,662	4,750
General and administrative	1,653	1,252	2,993	2,854
Total operating expenses	5,874	4,763	11,260	10,069
Operating loss	(4,756)	(3,829)	(9,066)	(8,403)
Other income and (expenses):
Interest expense, net	(113)	(107)	(220)	(213)
Gain on revaluation of warrant derivative liabilities, net	1	104	3	40
Miscellaneous income (expense)	(18)	11	3	(49)
Total other income and (expenses)	(130)	8	(214)	(222)
Net loss before provision for income taxes	(4,886)	(3,821)	(9,280)	(8,625)
Provision for income taxes	1	—	15	2
Net loss	$(4,887)	$(3,821)	$(9,295)	$(8,627)
Net loss per share - basic and diluted	$(0.26)	$(0.67)	$(0.50)	$(1.52)
Shares used to compute net loss per share - basic and diluted	18,817	5,677	18,775	5,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,295)	$(8,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	426
Stock-based compensation	754	959
Gain on revaluation of warrant derivative liabilities, net	(3)	(40)
Allowance for doubtful accounts	30	—
Provision for excess and obsolete inventory	3	23
Amortization of debt discount	210	178
Change in operating assets and liabilities:
Accounts receivable	(599)	109
Inventories	458	(63)
Prepaid expenses and other assets	(193)	(154)
Accounts payable	581	9
Accrued payroll and related costs	95	119
Other accrued expenses	(45)	(47)
Net cash used in operating activities	(7,496)	(7,108)
Cash flows from investing activities:
Purchase of property and equipment	(258)	(98)
Net cash used in investing activities	(258)	(98)
Cash flows from financing activities:
Repayment of capital lease obligations	(89)	(64)
Payment of taxes for restricted stock forfeited, net	(42)	(94)
Net cash used in financing activities	(131)	(158)
Net decrease in cash and cash equivalents	(7,885)	(7,364)
Cash and cash equivalents at beginning of the period	15,236	14,732
Cash and cash equivalents at end of the period	$7,351	$7,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$12
Cash paid for income taxes	$12	$2

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired with capital leases	$—	$178
Inventory transferred to property and equipment	$102	$19
Property and equipment transferred to inventory	$2	$—

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized no governmental subsidies in the three months ended June 30, 2016 or 2015, or in the six months ended June 30, 2016, the balance of available matching funds having been fully used by March 31, 2015, and recognized $164,000 in the six months ended June 30, 2015, which was offset against operating expenses in the statement of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 permits entities to make an accounting policy election to account for forfeitures as they occur when recognizing the expense of share-based compensation (as opposed to the existing requirement to use estimated forfeitures), reduces the tax withholding threshold at which equity accounting is permitted for shares withheld on vesting and requires that payments by an employer when withholding shares for tax-withholding purposes be reported as financing activities within the statement of cash flows, along with guidance related to excess tax benefits. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective January 1, 2016, without electing to change its existing accounting policy of accounting for forfeitures based on expected vesting, and its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$308	$630
Work in process	102	288
Finished goods	1,027	1,080
Inventories, net	$1,437	$1,998

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the six months ended June 30, 2016, were as follows:

(in thousands)
Balance at January 1, 2016	$990
Additions	—
Balance at June 30, 2016	$990

Other intangible assets as of June 30, 2016, consist of:

	Gross Carrying Amount	Net Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$250	$110
Customer lists and trademarks	1,500	908	592
Total as of June 30, 2016	$1,860	$1,158	$702

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2016 (six months remaining)	$211
2017	314
2018	148
2019	29

Total amortization	$702

Intangible asset amortization expense was $105,000 and $113,000 for the three months ended June 30, 2016 and 2015, respectively, and $210,000 and $225,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $920 and $710 at June 30, 2016 and December 31, 2015, respectively	2,623	2,833
Notes payable, net of debt discount	$2,577	$2,367

At any time prior to the MTDC Notes’ maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $0.8573 in the 30 days preceding June 30, 2016, the MTDC Notes could have been settled by issuing 6,066,000 shares of the Company’s common stock.

The Company also leases equipment under three capital leases that expire between December 2017 and May 2018. Aggregate future minimum obligations for capital leases in effect as of June 30, 2016, are as follows:

Capital Leases
(in thousands)
Year ending June 30,
2017	$192
2018	112
thereafter	—

Total minimum obligations	304

Amounts representing interest	(10)

Present value of future minimum payments	294

Current portion of long term obligations	(184)

Long term obligations, less current portion	$110

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

On October 21, 2015, the Company sold 1,108 shares of Series 2 Convertible Preferred Stock in a public offering. As of June 30, 2016, 678 shares of Series 2 Convertible Preferred Stock issued had been converted into 6,780,000 shares of common stock and 430 shares of Series 2 Convertible Preferred Stock remained outstanding.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Stock Awards

The Company has awards outstanding under 3 plans: the 2003 Incentive Stock Plan (the “2003 Plan”), the 2007 Stock Option Plan (the “2007 Plan”) and the 2008 Stock Incentive Plan (the “2008 Plan”) (collectively, the “Plans”). In addition, there are 178,000 inducement options and 33,000 inducement restricted stock units outstanding that were awarded to executive officers on August 27, 2014 and May 12, 2015, not covered by the Plans, with the same standard terms as non-qualified stock options or restricted stock units awarded under the 2008 Plan. Under the 2003 Plan and 2007 Plan, incentive stock options, nonqualified stock options, restricted stock and restricted stock units could be granted. Awards vested over varying periods, as specified by the Company’s Board of Directors for each grant, and are exercisable for a maximum period of ten years after date of grant. Both of these plans have been frozen, resulting in no further shares being available for grant.

The Company presently issues most of its awards under the 2008 Plan, initially adopted by the Company’s stockholders on June 5, 2008, and subsequently amended to authorize the issuance of additional shares of the Company’s common stock. This includes an amendment adopted by the Company’s stockholders on May 25, 2016, which increased the total number of shares authorized for issuance from 1,215,000 to 3,715,000. The purpose of the 2008 Plan is to provide an incentive to retain the employment of directors, officers, consultants, advisors and employees of the Company, to attract new personnel whose training, experience and ability are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in the Company’s development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options, non-qualified stock options, restricted stock and restricted stock units. Awards that expire or are canceled generally become available for issuance again under the 2008 Plan. The number of shares of the Company’s common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards may vest over varying periods, as specified by the Company’s Board of Directors for each grant, and have a maximum term of seven years from the grant date. The 2008 Plan is administered by the Company’s Board of Directors.

On January 22, 2016, 292,000 conditional options were issued to the Company’s executive chairman (the “January 2016 Conditional Award”). The January 2016 Conditional Award was not covered by the Plans at the time of issuance and was conditional on the Company obtaining stockholder approval to amend the 2008 Plan to authorize at least 2,000,000 additional shares. In the event of failure to receive such stockholder approval by June 30, 2016, the January 2016 Conditional Award would convert into a cash-settled stock appreciation right. Due to the possibility of cash settlement, the January 2016 Conditional Award was initially recorded as a liability, with its fair value updated at each balance sheet date. When stockholder approval to authorize an additional 2,500,000 shares was obtained on May 25, 2016, the January 2016 Conditional Award was revalued at its fair value on that date, since when it has been reflected as an option awarded under the 2008 Plan and has not been subject to revaluation.

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

A summary of stock option (including conditional options) and restricted stock transactions in the six months ended June 30, 2016, is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2016	438	477	$11.43	451	$3.77
2008 Plan Amendment	2,500	—	$—	—	$—
Granted	(726)	592	$0.56	133	$0.69
Vested	—	—	$—	(174)	$3.81
Forfeited	11	—	$—	(11)	$1.53
Balance at June 30, 2016	2,223	1,069	$5.26	399	$2.79

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

No options were exercised during the six months ended June 30, 2016 or 2015. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2016, was $154,000 and $76,000, respectively, based on the Company’s common stock closing price of $0.82. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The weighted average grant date fair value of the options awarded in the six months ended June 30, 2016 and 2015, measured on the date on which potential cash settlement provisions were eliminated, was estimated to be $0.59 and $2.56, respectively, using grant date closing stock prices ranging from $0.56 to $0.99 on the valuation dates in 2016 and $3.19 to $3.78 on the award dates in 2015, respectively, and based on the following assumptions:

Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.13% - 1.40%	1.25% - 1.44%
Expected remaining term	3.33 - 4.50 Years	3.55 - 4.50 Years
Expected volatility	105.05% - 111.44%	106.11% - 119.36%
Dividend yield	—%	—%

The amounts expensed for stock-based compensation totaled $358,000 and $213,000 for the three months ended June 30, 2016 and 2015, respectively, and $754,000 and $959,000 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,225,000. This cost is expected to be recognized over an estimated weighted average amortization period of 1.69 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its related deferred taxes.

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of June 30, 2016, is as follows:

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of June 30, 2016 and 2015, was estimated to be $1,000 and $86,000, respectively, using a closing stock price of $0.82 and $3.15, respectively, and based on the following assumptions:

	June 30, 2016	June 30, 2015
Risk-free interest rate	0.57% - 0.58%	0.95% - 0.98%
Expected remaining term	1.94 - 2.03 Years	2.84 - 2.93 Years
Expected volatility	92.76% - 102.98%	107.37% - 107.49%
Dividend yield	—%	—%

The aggregate fair value of such warrants and unit warrants at December 31, 2015 and 2014, was estimated to be $4,000 and $126,000, respectively. During the six months ended June 30, 2016, the decrease in the fair value of the warrant derivative liability of $3,000 was recorded as a revaluation gain. During the six months ended June 30, 2015, the decrease in the fair value of the warrant derivative liability of $40,000 was recorded as a revaluation gain (see Note 9).

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$1	$1
Contingent earn-out payments	—	—	47	47
Total liabilities	$—	$—	$48	$48

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$4	$4
Contingent earn-out payments	—	—	44	44
Total liabilities	$—	$—	$48	$48

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2016	$4	$44	$48
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(3)	—	(3)
Change in contingent earn-out adjustment included in interest expense	—	3	3
Settlements	—	—	—
Balance at June 30, 2016	$1	$47	$48
Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2016	$3	$(3)	$—

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(40)	—	(40)
Change in contingent earn-out adjustment included in interest expense	—	23	23
Settlements	—	—	—
Balance at June 30, 2015	$86	$302	$388
Total gains (losses) included in other income and expenses attributable to liabilities still held as of June 30, 2015	$40	$(23)	$17

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX Inc. (“IntegenX”) a percentage of revenues of the product line that the Company acquired from IntegenX in January 2014 (the “Apollo Business”), on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a probability-weighted revenue approach. At December 31, 2014, the fair value was estimated using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At June 30, 2015, the annual revenue estimates were unchanged from the estimates at December 31, 2014, the liability increasing due to a reduction in the amount of discount, which was expensed as interest. At December 31, 2015, the estimate of fair value was updated using future annual revenue ranging from $3.1 million to $5.0 million and a discount rate of 14%. At June 30, 2016, the annual revenue estimates are unchanged from the estimates at December 31, 2015, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2016 or 2015.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations.

No adjustment has been made to the net loss for charges related to MTDC Notes, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 2 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Common share equivalents issuable upon exercise of common stock options	150	53	105	46
Shares issuable upon vesting of restricted stock	510	421	541	335
Shares issuable upon conversion of Series 2 Convertible Preferred Stock	4,300	—	4,300	—
Shares issuable upon conversion of MTDC Notes	6,066	1,343	6,066	1,343
Total common share equivalents excluded from denominator for diluted earnings per share computation	11,026	1,817	11,012	1,724

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company generally requires no collateral from its customers. An allowance for doubtful accounts of $30,000 was provided as of June 30, 2016. No such provision was made as of December 31, 2015.

Customers accounting for more than 10% of total revenues during the three or six months ended June 30, 2016 or 2015, as well as revenues in all corresponding periods, are tabulated as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Customer A	$845	34%	$—	—%	$845	19%	$—	—%
Customer B	$—	—%	$343	21%	$—	—%	$376	14%
Customer C	$121	5%	$199	12%	$344	8%	$408	15%

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) and our quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter Form 10-Q”), both as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First Quarter Form 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

Information included in this Form 10-Q may contain forward-looking statements. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. These forward-looking statements include but are not limited to our plans for sales growth and expectations of gross margin, expenses, new product introduction, our liquidity and capital needs and the completion of the transactions contemplated by our merger agreement with Takara Bio USA Holdings, Inc. and certain other parties thereto. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “believe,” “intend,” “contemplate,” “predict,” “project,” “potential” or “continue” or the negative of these words or other variations on these words or comparable terminology. In addition to the risks and uncertainties described in “Risk Factors” contained in the Form 10-K, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Since inception, we have incurred substantial operating losses. As of June 30, 2016, our accumulated deficit was approximately $116.1 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Proposed Merger

On May 12, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Takara Bio USA Holdings, Inc., a Delaware corporation (“Takara”), Walrus Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Takara (“Merger Sub”), and Takara Bio USA, Inc., a wholly owned subsidiary of Takara (“TBUSA”), pursuant to and subject to the terms and conditions of which it is contemplated that Merger Sub will merge with and into us (the “Merger”), with us surviving the Merger (the “Surviving Corporation”) as a wholly owned subsidiary of Takara.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, $0.001 par value (“Common Stock”) (other than shares (i) held by us in treasury or (ii) owned by Merger Sub, Takara or any direct or indirect wholly owned subsidiary of Takara or of us) will be canceled and converted automatically into the right to receive an amount in cash, without interest, equal to the Per Share Aggregate Consideration applicable to Common Stock (as described below). Additionally, under the terms and subject to the conditions of the Merger Agreement, prior to the Effective Time, each share of our issued and outstanding Series 2 Convertible Preferred Stock, $0.001 par value (“Preferred Stock”), other than those held by stockholders who have asserted and perfected a demand for appraisal rights under Nevada law, will be converted automatically into the right to receive an amount in cash, without interest, equal to the Per Share Aggregate Consideration applicable to Common Stock (as described below).

The aggregate amount to be paid by Takara in connection with the Merger and the cancellation of all of our outstanding equity securities (the “Aggregate Consideration”) shall be determined pursuant to the terms and subject to the conditions of the Merger Agreement, summarized as follows:

First, an amount (the “Revenue Multiple Amount”) equal to (x) our consolidated revenues for the fiscal year ending December 31, 2016 (“2016 Revenue”) multiplied by (y) (i) 1.0, if 2016 Revenue is less than $3.0 million, (ii) 2.0, if 2016 Revenue is equal to or greater than $3.0 million and less than $6.0 million, (iii) 2.5, if 2016 Revenue is equal to or greater than $6.0 million and less than $9.0 million, or (iv) 3.5, if 2016 Revenue is equal to or greater than $9.0 million. The Revenue Multiple Amount is capped at $50.0 million.

Second, the Aggregate Consideration shall be reduced by any amounts paid to us under the Deposit Agreement (as described below) that have not been returned to Takara in accordance with the terms of the Deposit Agreement and the Merger Agreement.

Third, the Aggregate Consideration shall be reduced by the amount of our indebtedness other than the currently outstanding notes in favor of Malaysian Technology Development Corporation Sdn. Bhd. and any obligations with respect to capitalized leases existing as of the date of the Merger Agreement or entered into thereafter in the ordinary course of business (other than any obligations arising from defaults thereunder).

Fourth, the Aggregate Consideration shall be reduced by the amount by which certain closing-related costs (including amounts and the value of benefits payable or potentially payable pursuant to severance, retirement, termination or change of control provisions in connection with the signing of the Merger Agreement and amounts of salary and other compensation and benefits payable or potentially payable to employees, consultants or other service providers under any contract with a term extending beyond the closing of the Merger) exceed the maximum of such closing costs determined as of the date of the Merger Agreement, subject to further adjustments provided in the Merger Agreement.

Fifth, the Aggregate Consideration shall be reduced by the aggregate amount of our transaction fees, which include fees and commissions due to our financial advisor (which shall equal three percent of the total consideration paid in the Merger subject to a $1.0 million minimum) and payments due to the Executive Chairman of our board of directors in connection with the Merger, paid by Takara on behalf of us or otherwise not paid by us prior to the Effective Time.

Sixth, the Aggregate Consideration shall be reduced by the amount, if any, by which the aggregate amount of bonus payments due to our employees after the Effective Time exceeds the maximum amount of bonus payments determined as of the date of the Merger Agreement.

Seventh, the Aggregate Consideration shall be reduced by the amount of any unpaid costs incurred in connection with any issuance by us of debt or equity securities after the date of the Merger Agreement.

To arrive at the “Per Share Aggregate Consideration” payable to holders of Common Stock, an amount equal to (i) the aggregate exercise price of all “in the money” Stock Options plus (ii) the difference between the aggregate exercise price of all “in the money” Warrants and the aggregate amount potentially payable by the Surviving Corporation in respect of BSV Warrants (as described below), will be added to the Aggregate Consideration. That sum will then be divided by the aggregate amount of shares of Common Stock, calculated on a fully diluted basis, taking into account the conversion or exercise of Preferred Stock, Stock Options and Warrants that are “in the money,” restricted stock units (“RSUs”) and any other shares of Common Stock issuable pursuant to or serving as the benchmark for any of our other outstanding derivative securities or other rights. The “Per Share Aggregate Consideration” payable to holders of Preferred Stock will be based on the number of shares of Common Stock into which a share of Preferred Stock is convertible.

Each issued, unexpired and unexercised warrant to purchase shares of Common Stock (“Warrant”) as of immediately prior to the Effective Time, except for BSV Warrants (as described below), will become exercisable for, in accordance with the terms thereof, an amount of cash equal to the product of (i) the aggregate number of shares of Common Stock for which such Warrant was exercisable immediately prior to the Effective Time multiplied by (ii) the excess, if any, of the Per Share Aggregate Consideration over the per share exercise price under such Warrant (any such excess qualifying such Warrant as “in the money”). Certain Warrants designated by us under the Merger Agreement as “BSV Warrants” will become exercisable for, in accordance with the terms thereof, either (A) the product of (i) the aggregate number of shares of Common Stock for which such BSV Warrant was exercisable immediately prior to the Effective Time multiplied by (ii) the excess, if any, of the Per Share Aggregate Consideration over the per share exercise price under such BSV Warrant, or (B) at the holder’s option, exercisable at any time within thirty (30) days following the Effective Time, an amount in cash equal to such BSV Warrant’s Black Scholes Value (as defined in the warrant agreement relating to such BSV Warrant and calculated pursuant to the terms thereof) (the “BSV Redemption Value”). We estimate that the total BSV Redemption Value will be less than $50,000.

Each outstanding and unexercised option to purchase shares of Common Stock granted under any of our equity compensation plans (“Stock Option”) that is held by an employee employed by us as of the Effective Time will be fully vested as of the Effective Time. Each such Stock Option having an exercise price less than the Per Share Aggregate Consideration (such Stock Option being “in the money”), will be converted automatically into the right to receive an amount in cash equal to the product of (i) the excess of the Per Share Aggregate Consideration over the applicable exercise price of such Stock Option and (ii) the number of shares of Common Stock subject to such Stock Option, less all applicable deductions and withholdings required by law to be withheld in respect of such payment. All other Stock Options will be canceled and terminated.

Each of our outstanding RSUs held by an employee employed by us as of the Effective Time will be fully vested as of the Effective Time. Each holder of RSUs will then have the right to receive an amount in cash equal to the product of (i) the Per Share Aggregate Consideration multiplied by (ii) the number of shares of Common Stock subject to such RSU.

We, Takara and Merger Sub each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by us (i) to call and hold a meeting of our stockholders for the purpose of obtaining the required votes necessary to adopt the Merger Agreement, (ii) to conduct our business in the ordinary course prior to the consummation of the Merger, and (iii) not to take certain actions prior to the closing of the Merger, without prior discussion and agreement with Takara.

Prior to the approval of the Merger Agreement by our stockholders, our board of directors may, in connection with a Superior Proposal (as defined in the Merger Agreement), withhold, withdraw, qualify or modify its recommendation that our stockholders adopt the Merger Agreement or approve, recommend or otherwise declare advisable such Superior Proposal, provided that the Superior Proposal does not result from our breach of the Merger Agreement, and subject to other conditions in the Merger Agreement. This ability of our board of directors is subject to compliance with notice and other specified conditions, including giving Takara the opportunity to propose revisions to the terms of the transaction contemplated by the Merger Agreement during a period following notice and the payment of the Termination Fee (as defined below) prior to or concurrently with the termination of the Merger Agreement arising from the action of our board of directors.

The parties’ obligations to effect the Merger are conditioned upon closing conditions specified in the Merger Agreement, including: (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of any governmental order or law prohibiting the consummation of the Merger, (iii) the absence of any Material Adverse Effect (as such term is defined in the Merger Agreement) with respect to us and (iv) us providing Takara with audited financial statements for the 2016 fiscal year. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other parties, subject to specified materiality standards, and (ii) performance in all material respects by each of the parties of its respective obligations under the Merger Agreement.

We are required to duly call and hold a special meeting of our stockholders as promptly as practicable and to use our reasonable best efforts to solicit and secure from its stockholders the vote required to approve the Merger Agreement and the transactions contemplated thereby. Either we or Takara may terminate the Merger Agreement if such special meeting of the stockholders has concluded and stockholder approval has not been obtained.

The Merger Agreement prohibits us from soliciting or initiating discussions with third parties regarding other proposals to acquire us, and we have agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our board of directors under applicable law. The Merger Agreement contains certain termination rights and provides that upon the termination of the Merger Agreement under specified circumstances, including a termination by us to accept a Superior Proposal, we will be required to pay Takara a cash termination fee equal to $2.0 million (the “Termination Fee”).

Subject to the terms and provisions of the Merger Agreement, Takara’s payments due to us under the Merger Agreement and the Deposit Agreement will be unconditionally guaranteed by TBUSA, as a primary obligor.

Deposit Agreement

Concurrently with the execution of the Merger Agreement, we entered into a Deposit Agreement (the “Deposit Agreement”) with Takara pursuant to which, following the adoption of the Merger Agreement by our stockholders and our filing of a Current Report on Form 8-K reporting such stockholder approval, Takara will pay us $2.5 million (“Deposit No. 1”). After January 1, 2017 and on or before January 17, 2017, provided the Merger Agreement has not been terminated, Takara will pay us an additional $2.5 million (“Deposit No. 2” and, together with Deposit No. 1, the “Deposit Amount”). Each payment of the Deposit Amount is conditioned on our Common Stock remaining listed on the Nasdaq Capital Market continually from the date of the Deposit Agreement and us not breaching the Merger Agreement. In the event that the Merger Agreement is terminated after Takara has paid some or all of the Deposit Amount, unless such termination is due to the breach of the Merger Agreement by Takara or Merger Sub, we shall return to Takara the amount of the Deposit Amount so paid, without interest if returned timely. We also have the right to return all or any portion of the Deposit Amount prior to the date ten business days prior to the closing of the Merger.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue:
Product	$2,517	$1,485	$4,405	$2,506
License and royalty	—	125	42	250
Total revenue	2,517	1,610	4,447	2,756
Cost of product revenue	1,399	676	2,253	1,090
Gross profit	1,118	934	2,194	1,666
Operating expenses:
Sales and marketing	1,831	1,232	3,605	2,465
Research and development	2,390	2,279	4,662	4,750
General and administrative	1,653	1,252	2,993	2,854
Total operating expenses	5,874	4,763	11,260	10,069
Operating loss	(4,756)	(3,829)	(9,066)	(8,403)
Other income and (expenses):
Interest expense, net	(113)	(107)	(220)	(213)
Gain on revaluation of warrant derivative liabilities, net	1	104	3	40
Miscellaneous income (expense)	(18)	11	3	(49)
Total other income and (expenses)	(130)	8	(214)	(222)
Net loss before provision for income taxes	(4,886)	(3,821)	(9,280)	(8,625)
Provision for income taxes	1	—	15	2
Net loss	$(4,887)	$(3,821)	$(9,295)	$(8,627)

Product Revenue

The following table presents our product revenue for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$2,517	$1,485	69%	$4,405	$2,506	76%

For the three months ended June 30, 2016, product revenue increased by $1,032,000, or 69%, as compared to the three months ended June 30, 2015. The increase is primarily due to an increase in sales of SmartChip systems in the three months ended June 30, 2016, with revenue of $1,098,000, up 305% from the comparable 2015 period, mainly due to ICELL8 sales. SmartChip capital equipment represented 44% of our product revenue in the three months ended June 30, 2016, compared to only 18% in the 2015 period. There was also an increase in sales of our SmartChip panels and services, which increased by 28% from the comparable 2015 period in dollar terms and represented 23% of revenue in the three months ended June 30, 2016, compared to 31% in the comparable 2015 period. Revenue from the Apollo Business increased by $74,000 from the comparable 2015 period due to an increase in sales of consumables. The Apollo Business accounted for 33% of our product revenue in the three months ended June 30, 2016, compared to 51% in the comparable 2015 period.

For the six months ended June 30, 2016, product revenue increased by $1,899,000, or 76%, as compared to the six months ended June 30, 2015. The increase is primarily due to an increase in sales of SmartChip systems in the six months ended June 30, 2016, with revenue of $1,678,000, up 349% from the comparable 2015 period, mainly due to ICELL8 sales. SmartChip capital equipment represented 38% of our product revenue in the six months ended June 30, 2016, compared to only 15% in the 2015 period. There was also an increase in sales of our SmartChip panels and services, which increased by 18% from the comparable 2015 period in dollar terms and represented 26% of revenue in the six months ended June 30, 2016, compared to 38% in the comparable 2015 period. Revenue from the Apollo Business increased by $425,000 from the comparable 2015 period due to increases in sales of both capital equipment and consumables. The Apollo Business accounted for 36% of our product revenue in the six months ended June 30, 2016, compared to 47% in the comparable 2015 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$—	$125	(100)%	$42	$250	(83)%

We had no license and royalty revenue in the three months ended June 30, 2016, as compared to $125,000 in the three months ended June 30, 2015. For the six months ended June 30, 2016, license and royalty revenue decreased by $208,000, or 83%, as compared to the six months ended June 30, 2015. This revenue was generated by an agreement signed at the beginning of February 2013, which generated revenue of $500,000 annually for three years until the agreement was terminated at the end of January 2016.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1,399	$676	107%	$2,253	$1,090	107%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended June 30, 2016, cost of product revenue increased by $723,000, or 107%, as compared to the three months ended June 30, 2015. The increase related primarily to the increase in product revenue in the three months ended June 30, 2016, and also due to a decrease in gross margin, which declined from 54% to 44%, mainly due to an increase from 45% to 58% in the percentage of revenue derived from sales of capital equipment, which affords lower margins.

For the six months ended June 30, 2016, cost of product revenue increased by $1,163,000, or 107%, as compared to the six months ended June 30, 2015. The increase related primarily to the increase in product revenue in the six months ended June 30, 2016, and also due to a decrease in gross margin, which declined from 57% to 49%, mainly due to an increase from 33% to 54% in the percentage of revenue derived from sales of capital equipment, which affords lower margins.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1,831	$1,232	49%	$3,605	$2,465	46%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended June 30, 2016, sales and marketing expenses increased by $599,000, or 49%, as compared to the three months ended June 30, 2015. This increase resulted primarily increases in personnel costs due to an increased headcount in the

United States, higher commissions due to increased revenue, and an increase in facilities costs, primarily due to the expense of relocating our headquarters.

For the six months ended June 30, 2016, sales and marketing expenses increased by $1,140,000, or 46%, as compared to the six months ended June 30, 2015. This increase resulted primarily from increases in personnel costs due to an increased headcount in the United States, higher costs in Europe, mostly due to the conclusion of a matching grant (a governmental subsidy under which 50% of eligible costs were reimbursed, which was fully depleted by March 31, 2015), higher commissions due to increased revenue, and an increase in facilities costs, primarily due to the expense of relocating our headquarters.

We expect our sales and marketing expenses for the remainder of 2016 to remain at a similar level to that of the first six months.

Research and Development

The following table presents our research and development expenses for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$2,390	$2,279	5%	$4,662	$4,750	(2)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended June 30, 2016, research and development expenses increased by $111,000, or 5%, as compared to the three months ended June 30, 2015. The increase resulted primarily from increases in personnel costs and in facilities costs, primarily due to the expense of relocating our headquarters. These increases were partially offset by a reduction in activities related to the development and commercialization of our single-cell products which we launched into the market in October 2015.

For the six months ended June 30, 2016, research and development expenses decreased by $88,000, or 2%, as compared to the six months ended June 30, 2015. The decrease resulted primarily from a reduction in activities related to the development and commercialization of our single-cell products which we launched into the market in October 2015.

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

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1,653	$1,252	32%	$2,993	$2,854	5%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended June 30, 2016, general and administrative expenses increased by $401,000, or 32%, as compared to the three months ended June 30, 2015. The increase resulted primarily from the substantial legal and professional fees incurred related to our proposed merger, higher stock compensation expense due to the revaluation of the January 2016 Conditional Award (See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1) because our stock price had increased before the possibility of cash settlement was eliminated, and a rise in investor relations costs. These increases were partially offset by the absence of one-off costs in the 2015 period for the recruitment of our chief executive officer and severance costs related to the elimination of the position of chief operating officer.

For the six months ended June 30, 2016, general and administrative expenses increased by $139,000, or 5%, as compared to the six months ended June 30, 2015. The increase resulted primarily from the substantial legal and professional fees incurred related to our proposed merger, as well as a rise in investor relations costs. These increases were partially offset by decreases in stock compensation expense, principally due to a decrease in the value of options (including the January 2016 Conditional Award) awarded to our executive chairman (formerly our chief executive officer), all of which vested in the three months ended March 31 in both 2016 and 2015 per his employment contract, as well as the absence of one-off costs in the 2015 period related to the recruitment of our chief executive officer and severance costs related to the elimination of the position of chief operating officer.

Interest Expense, Net

The following table presents interest expense, net for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$113	$107	6%	$220	$213	3%

For the three months ended June 30, 2016, interest expense increased by $6,000, or 6%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, interest expense increased by $7,000, or 3%, as compared to the six months ended June 30, 2015. The increase in both periods was due to the higher cost of debt discount amortization related to the $5.2 million in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be $439,000 in 2016, rising each year up to $732,000 in 2019, the last full year before this debt matures. The increase in each period was partially offset by a decrease in interest expense related to our earn-out contingency.

Gain on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the gain on revaluation of warrant derivative liabilities, net for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1	$104	(99)%	$3	$40	(93)%

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of warrant derivative liabilities for the three months ended June 30, 2016, was $1,000, compared to a net gain of $104,000 for the three months ended June 30, 2015. The net gain from revaluation of warrant derivative liabilities for the six months ended June 30, 2016, was $3,000, compared to a net gain of $40,000 for the six months ended June 30, 2015. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.82 on June 30, 2016, compared to $0.64 on March 31, 2016 and $0.73 on December 31, 2015, and was $3.15 on June 30, 2015, compared to $4.53 on March 31, 2015 and $3.00 on December 31, 2014. The related derivative liability as of June 30, 2016, was only $1,000, so we do not expect future gains and losses to be material.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$(18)	$11	N/A	$3	$(49)	N/A

For the three months ended June 30, 2016, we recorded miscellaneous expense of $18,000, compared to income of $11,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recorded miscellaneous income of $3,000, compared to expense of $49,000 for the six months ended June 30, 2015. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the expense in the three months ended June 30, 2016, is net assets of $1.0 million being denominated in Euros, which decreased in value against the U.S. dollar by 2% during the period, whereas in the three months ended June 30, 2015, net assets of $0.5 million denominated in Euros increased in value against the U.S. dollar by 2% during the period. In the six months ended June 30, 2016, exchange rates did not change significantly, whereas in the six months ended June 30, 2015, net assets of $0.5 million denominated in Euros declined in value against the U.S. dollar by 10% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and six months ended June 30, 2016 and 2015, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1	$—	N/A	$15	$2	650%

For the three months ended June 30, 2016, we recorded a charge of $1,000 for foreign taxes, compared to no income tax expense for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, we recorded a charge of $13,000 and $2,000, respectively, for U.S. state income taxes. We also recorded a charge of $2,000 for the six months ended June 30, 2016, for foreign taxes. We have recorded a liability to the extent that our deferred tax liabilities arise from assets with indefinite lives and have provided a full valuation allowance against the remainder our net deferred tax assets.

Headcount

Our consolidated headcount as of August 10, 2016, comprised 57 regular employees, 56 of whom were employed full-time, compared to 54 regular employees as of December 31, 2015, 53 of whom were employed full-time.

Liquidity and Capital Resources

As of June 30, 2016, our principal source of liquidity was $7.4 million in cash and cash equivalents. We had working capital of $7.0 million. Our funding has primarily been generated by the issuance of equity securities, which includes $15.7 million and $18.0 million raised, net of offering costs, in 2015 and 2014, respectively. We also had, as of June 30, 2016, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2016 and 2015, in the amounts of $7,496,000 and $7,108,000, respectively. The cash used in operating activities in the six months ended June 30, 2016, was due to cash used to fund a net loss of $9,295,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, allowance for doubtful accounts, inventory provision and amortization of debt discount totaling $1,502,000, and cash provided by a change in working capital of $297,000. The cash used in operating activities in the six months ended June 30, 2015, was due to cash used to fund a net loss of $8,627,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision and amortization of debt discount totaling $1,546,000, and cash used by a change in working capital of $27,000.

Net Cash Used in Investing Activities

We used $258,000 and $98,000 in the six months ended June 30, 2016 and 2015, respectively, to acquire property and equipment.

Net Cash Used in Financing Activities

We used $89,000 and $64,000 in the six months ended June 30, 2016 and 2015, respectively, in repayments on capital leases for equipment. We also used $42,000 and $94,000 in the six months ended June 30, 2016 and 2015, respectively, to pay income taxes for restricted stock forfeited.

Availability of Additional Funds

We believe funds available at June 30, 2016, along with our revenue, are sufficient to fund our operations into 2017. To continue our operations thereafter, we may need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may need additional capital to maintain and expand our operations. Except to the extent available pursuant to the Deposit Agreement, we have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. Additionally, our ability to raise additional capital is limited by the terms of the Merger Agreement. The conversion of our MTDC Notes, as well as the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain additional capital as needed we may not be able to continue our efforts to develop and commercialize our products and services and may be forced to significantly curtail or suspend our operations.

Principles of Consolidation

The consolidated financial statements of WaferGen Bio-systems, Inc. include the accounts of Wafergen, Inc. and WaferGen Biosystems Europe S.a.r.l., our Luxembourg subsidiary. All significant inter-company transactions and balances are eliminated in consolidation.

Critical Accounting Policies and Estimates

Deferred Tax Valuation Allowance

We believe substantial uncertainties exist regarding the future realization of deferred tax assets and, accordingly, to the extent that it does not relate to a liability related to indefinite-lived assets, a full valuation allowance is required, amounting to approximately $41 million at December 31, 2015. In subsequent periods, if and when we generate pre-tax income, a tax expense will not be recorded to the extent that the remaining valuation allowance can be used to offset that expense. Once a consistent pattern of pre-tax income is established or other events occur that indicate that the deferred tax assets will be realized, additional portions or all of the remaining valuation allowance will be reversed back to income. Should we generate pre-tax losses in subsequent periods, a tax benefit will not be recorded and the valuation allowance will be increased.

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

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers, ICELL8s and dispensers and Apollo systems. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options (including the January 2016 Conditional Award) were $334,000 and $662,000, net of estimated forfeitures, for the six months ended June 30, 2016 and 2015, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of the options awarded in the six months ended June 30, 2016 and 2015, measured on the date on which potential cash settlement provisions were eliminated, was estimated to be $0.59 and $2.56, respectively, based on the following assumptions:

Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.13% - 1.40%	1.25% - 1.44%
Expected remaining term	3.33 - 4.50 Years	3.55 - 4.50 Years
Expected volatility	105.05% - 111.44%	106.11% - 119.36%
Dividend yield	—%	—%

The grant date fair values of options are estimated using the following assumptions:

Risk-Free Interest Rate.  This is the U.S. Treasury rate for the day of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase the fair value and the related compensation expense.

Expected Remaining Term.  This is the period of time over which the award is expected to remain outstanding and is based on management’s estimate, taking into consideration the vesting terms, the contractual life and historical experience. An increase in the expected term will increase the fair value and the related compensation expense.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2016, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated:	August 11, 2016

By: /s/ MICHAEL P. HENIGHAN
Michael P. Henighan
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Agreement and Plan of Merger, dated May 12, 2016, among Takara Bio USA Holdings, Inc., Walrus Acquisition Corporation, WaferGen Bio-systems, Inc. and Takara Bio USA, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 13, 2016)

10.1
Deposit Agreement, dated May 12, 2016, between Takara Bio USA Holdings, Inc. and WaferGen Bio-systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 13, 2016)

10.2 †
Second Amendment to Executive Employment Agreement, effective as of May 12, 2016, between WaferGen Bio-systems, Inc. and Ivan Trifunovich (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 13, 2016)

10.3 †	WaferGen Bio-systems, Inc. 2008 Stock Incentive Plan, as amended on May 25, 2016 (incorporated by reference to Appendix B to the Proxy Statement on Form DEF 14A filed April 12, 2016)

31.1	Rule 13a-14(a)/15d-15(e) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

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