Form 10-Q
period 2016-09-30
WaferGen Bio-systems, Inc.
filed 2016-11-10
CIK 1368993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant had 18,927,726 shares of common stock outstanding as of November 9, 2016.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,147	$15,236
Accounts receivable, net of allowance ($30 in 2016, none in 2015)	1,620	2,201
Inventories	1,391	1,998
Prepaid expenses and other current assets	517	404
Total current assets	8,675	19,839
Property and equipment, net	992	1,052
Goodwill	990	990
Intangible assets, net	596	912
Other assets	138	80
Total assets	$11,391	$22,873
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,020	$2,029
Accrued payroll and related costs	1,587	1,200
Current portion of long-term debt	186	180
Other current liabilities	981	917
Total current liabilities	4,774	4,326
Long-term debt, net of discount and current portion	2,751	2,570
Deferred income taxes	128	128
Other liabilities	69	152
Total liabilities	7,722	7,176
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000 shares authorized; 1.108 and 0.430 shares of Series 2 Convertible Preferred Stock issued and outstanding, respectively, at September 30, 2016 and December 31, 2015	2,214	2,214
Common Stock: $0.001 par value; 300,000 shares authorized; 19,317 and 19,163 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	121,266	120,329
Accumulated deficit	(119,811)	(106,846)
Total stockholders’ equity	3,669	15,697
Total liabilities and stockholders’ equity	$11,391	$22,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$2,394	$1,885	$6,799	$4,391
License and royalty	—	125	42	375
Total revenue	2,394	2,010	6,841	4,766
Cost of product revenue	1,124	848	3,377	1,938
Gross profit	1,270	1,162	3,464	2,828
Operating expenses:
Sales and marketing	1,737	1,425	5,342	3,890
Research and development	2,219	2,387	6,881	7,137
General and administrative	880	781	3,873	3,635
Total operating expenses	4,836	4,593	16,096	14,662
Operating loss	(3,566)	(3,431)	(12,632)	(11,834)
Other income and (expenses):
Interest expense, net	(117)	(113)	(337)	(326)
Gain on revaluation of warrant derivative liabilities, net	1	68	4	108
Miscellaneous income (expense)	7	—	10	(49)
Total other income and (expenses)	(109)	(45)	(323)	(267)
Net loss before provision for income taxes	(3,675)	(3,476)	(12,955)	(12,101)
Provision for income taxes	(5)	—	10	2
Net loss	$(3,670)	$(3,476)	$(12,965)	$(12,103)
Net loss per share - basic and diluted	$(0.19)	$(0.61)	$(0.69)	$(2.13)
Shares used to compute net loss per share - basic and diluted	18,928	5,707	18,826	5,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,965)	$(12,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	647
Stock-based compensation	979	1,108
Gain on revaluation of warrant derivative liabilities, net	(4)	(108)
Allowance for doubtful accounts	30	—
Provision for excess and obsolete inventory	259	(60)
Amortization of debt discount	322	272
Change in operating assets and liabilities:
Accounts receivable	551	(493)
Inventories	248	(719)
Prepaid expenses and other assets	(171)	(57)
Accounts payable	(9)	528
Accrued payroll and related costs	387	227
Other accrued expenses	(15)	46
Net cash used in operating activities	(9,613)	(10,712)
Cash flows from investing activities:
Purchase of property and equipment	(299)	(146)
Net cash used in investing activities	(299)	(146)
Cash flows from financing activities:
Repayment of capital lease obligations	(135)	(108)
Payment of taxes for restricted stock forfeited, net	(42)	(94)
Net cash used in financing activities	(177)	(202)
Net decrease in cash and cash equivalents	(10,089)	(11,060)
Cash and cash equivalents at beginning of the period	15,236	14,732
Cash and cash equivalents at end of the period	$5,147	$3,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$19
Cash paid for income taxes	$13	$2

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired with capital leases	$—	$178
Inventory transferred to property and equipment	$102	$58
Property and equipment transferred to inventory	$2	$—

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

Governmental Subsidies – Incentives received from governments in the form of grants are recorded as a reduction in expense in accordance with their purpose. Grants awarded for the purpose of matching specified expenditures are not recognized until a definitive agreement has been signed by both parties; thereafter income is recognized to the extent that the related expenses have been incurred. The Company recognized no governmental subsidies in the three months ended September 30, 2016 or 2015, or in the nine months ended September 30, 2016, the balance of available matching funds having been fully used by March 31, 2015, and recognized $164,000 in the nine months ended September 30, 2015, which was offset against operating expenses in the statement of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance on the required presentation and classification in the

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

statement of cash flows for various issues for which there has been diversity in practice in the past. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective July 1, 2016, and its adoption did not have a significant impact on the Company’s consolidated financial condition or results of operations.

NOTE 3.  Inventories

Inventories, net of provisions for potentially excess, obsolete or impaired goods, consisted of the following at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$388	$630
Work in process	271	288
Finished goods	732	1,080
Inventories, net	$1,391	$1,998

NOTE 4.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill in the nine months ended September 30, 2016, were as follows:

(in thousands)
Balance at January 1, 2016	$990
Additions	—
Balance at September 30, 2016	$990

Other intangible assets as of September 30, 2016, consist of:

	Gross Carrying Amount	Net Accumulated Amortization	Intangible Assets
		(in thousands)
Purchased technology	$360	$275	$85
Customer lists and trademarks	1,500	989	511
Total as of September 30, 2016	$1,860	$1,264	$596

The estimated future amortization expenses by fiscal year are as follows:

(in thousands)
Year ending December 31,
2016 (three months remaining)	$105
2017	314
2018	148
2019	29

Total amortization	$596

Intangible asset amortization expense was $106,000 and $112,000 for the three months ended September 30, 2016 and 2015, respectively, and $316,000 and $337,000 for the nine months ended September 30, 2016 and 2015, respectively.

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Long Term Obligations

On August 15, 2013, the Company issued WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), a wholly owned subsidiary in Malaysia, notes with a face value of $6.6 million, maturing on August 15, 2020 (the “Malaysian Notes”), in consideration of WGBM’s cancellation of the Company’s obligations under a term loan owing to WGBM which, as of that date, had an outstanding loan balance of approximately $5.3 million. Under the terms of an agreement between the Company, WGBM and Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC,” a major investor in WGBM’s preference shares), upon liquidation of WGBM (which occurred on November 26, 2013), the Malaysian Notes were divided such that the Company received notes with an aggregate principal amount of $1.4 million and MTDC received notes with an aggregate principal amount of $5.2 million (the “MTDC Notes”). The MTDC Notes were recorded using an effective interest rate of 17.39% and are summarized as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
MTDC Notes Payable:
Face value	$5,200	$5,200
Debt discount, net of accumulated amortization of $1,032 and $710 at September 30, 2016 and December 31, 2015, respectively	2,511	2,833
Notes payable, net of debt discount	$2,689	$2,367

At any time prior to the MTDC Notes’ maturity date, the Company may issue to MTDC shares of the Company’s common stock with a value, based on the average closing price in the preceding 30 days, equal to the face value of the MTDC Notes. Based on an average closing price of $0.8400 in the 30 days preceding September 30, 2016, the MTDC Notes could have been settled by issuing 6,190,000 shares of the Company’s common stock.

The Company also leases equipment under three capital leases that expire between December 2017 and May 2018. Aggregate future minimum obligations for capital leases in effect as of September 30, 2016, are as follows:

Capital Leases
(in thousands)
Year ending September 30,
2017	$192
2018	63
thereafter	—

Total minimum obligations	255

Amounts representing interest	(7)

Present value of future minimum payments	248

Current portion of long term obligations	(186)

Long term obligations, less current portion	$62

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

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On October 21, 2015, the Company sold 1,108 shares of Series 2 Convertible Preferred Stock in a public offering. As of September 30, 2016, 678 shares of Series 2 Convertible Preferred Stock issued had been converted into 6,780,000 shares of common stock and 430 shares of Series 2 Convertible Preferred Stock remained outstanding.

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

The weighted average grant date fair value of the options awarded in the nine months ended September 30, 2016 and 2015, measured on the date on which potential cash settlement provisions were eliminated, was estimated to be $0.59 and $2.56, respectively, using grant date closing stock prices ranging from $0.56 to $0.99 on the valuation dates in 2016 and $3.19 to $3.78 on the award dates in 2015, respectively, and based on the following assumptions:

Nine Months Ended September 30,
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

A summary of stock option (including conditional options) and restricted stock transactions in the nine months ended September 30, 2016, is as follows:

		Stock Options		Restricted Stock
	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
		(in thousands, except per share amounts)
Balance at January 1, 2016	438	477	$11.43	451	$3.77
2008 Plan Amendment	2,500	—	$—	—	$—
Granted	(726)	592	$0.56	133	$0.69
Vested	—	—	$—	(174)	$3.81
Forfeited	20	—	$—	(20)	$1.24
Balance at September 30, 2016	2,232	1,069	$5.26	390	$2.83

No options were exercised during the nine months ended September 30, 2016 or 2015. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2016, was $172,000 and $85,000, respectively, based on the Company’s common stock closing price of $0.85. Aggregate intrinsic value is the total pretax amount (i.e., the difference between the Company’s stock price and the exercise price) that would have been received by the option holders had all their in-the-money options been exercised.

The amounts expensed for stock-based compensation totaled $225,000 and $149,000 for the three months ended September 30, 2016 and 2015, respectively, and $979,000 and $1,108,000 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, the total stock-based compensation cost not yet recognized, net of estimated forfeitures, was $1,034,000. This cost is expected to be recognized over an estimated weighted average amortization period of 1.49 years. No amounts related to stock-based compensation costs have been capitalized. The tax benefit and the resulting effect on cash flows from operating and financing activities related to stock-based compensation costs were not recognized as the Company currently provides a full valuation allowance for all of its related deferred taxes.

NOTE 8.  Warrants

A summary of outstanding common stock warrants as of September 30, 2016, is as follows:

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

The aggregate fair value of those warrants and unit warrants accounted for as liabilities as of September 30, 2016 and 2015, was estimated to be $0 and $18,000, respectively, using a closing stock price of $0.85 and $1.36, respectively, and based on the following assumptions:

	September 30, 2016	September 30, 2015
Risk-free interest rate	0.72% - 0.73%	0.81% - 0.84%
Expected remaining term	1.71 - 1.80 Years	2.62 - 2.70 Years
Expected volatility	87.12% - 88.44%	106.20% - 109.95%
Dividend yield	—%	—%

The aggregate fair value of such warrants and unit warrants at December 31, 2015 and 2014, was estimated to be $4,000 and $126,000, respectively. During the nine months ended September 30, 2016, the decrease in the fair value of the warrant derivative liability of $4,000 was recorded as a revaluation gain. During the nine months ended September 30, 2015, the decrease in the fair value of the warrant derivative liability of $108,000 was recorded as a revaluation gain (see Note 9).

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

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2016		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent earn-out payments	—	—	48	48
Total liabilities	$—	$—	$48	$48

	Level 1	Level 2	Level 3	Total
December 31, 2015		(in thousands)
Recurring Financial Liabilities:
Warrant derivative liabilities	$—	$—	$4	$4
Contingent earn-out payments	—	—	44	44
Total liabilities	$—	$—	$48	$48

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2016	$4	$44	$48
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(4)	—	(4)
Change in contingent earn-out adjustment included in interest expense	—	4	4
Settlements	—	—	—
Balance at September 30, 2016	$—	$48	$48
Total gains (losses) included in other income and expenses attributable to liabilities still held as of September 30, 2016	$4	$(4)	$—

	Warrant Derivatives	Contingent Earn-out Payments	Total
		(in thousands)
Balance at January 1, 2015	$126	$279	$405
Issuances	—	—	—
Gain on revaluation of warrant derivative liabilities, net	(108)	—	(108)
Change in contingent earn-out adjustment included in interest expense	—	35	35
Settlements	—	—	—
Balance at September 30, 2015	$18	$314	$332
Total gains (losses) included in other income and expenses attributable to liabilities still held as of September 30, 2015	$108	$(35)	$73

The liability for contingent earn-out payments arises from the Company’s requirement to pay IntegenX Inc. (“IntegenX”) a percentage of revenues of the product line that the Company acquired from IntegenX in January 2014 (the “Apollo Business”), on a sliding scale up to 20%, should certain revenue targets be achieved in 2014, 2015 and 2016. The fair value of the acquisition earn-out contingencies is determined using a modeling technique based on significant unobservable inputs calculated using a

WAFERGEN BIO-SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

probability-weighted revenue approach. At December 31, 2014, the fair value was estimated using future annual revenues ranging from $3.4 million to $7.7 million and a discount rate of 14%. At September 30, 2015, the annual revenue estimates were unchanged from the estimates at December 31, 2014, the liability increasing due to a reduction in the amount of discount, which was expensed as interest. At December 31, 2015, the estimate of fair value was updated using future annual revenue ranging from $3.1 million to $5.0 million and a discount rate of 14%. At September 30, 2016, the annual revenue estimates are unchanged from the estimates at December 31, 2015, the liability increasing due to a reduction in the amount of discount, which was expensed as interest.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2016 or 2015.

NOTE 10.  Net Loss Per Share

Basic and diluted net loss per share are shown on the statement of operations. No adjustment has been made to the net loss for charges related to MTDC Notes, as the effect would be anti-dilutive due to the net loss.

The following outstanding stock options, warrants and unit warrants (on an as-converted into common stock basis) and shares issuable or contingently issuable upon conversion of restricted stock, Series 2 Convertible Preferred Stock and MTDC Notes were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Common share equivalents issuable upon exercise of common stock options	224	—	144	6
Shares issuable upon vesting of restricted stock	392	441	491	371
Shares issuable upon conversion of Series 2 Convertible Preferred Stock	4,300	—	4,300	—
Shares issuable upon conversion of MTDC Notes	6,190	3,233	6,190	3,233
Total common share equivalents excluded from denominator for diluted earnings per share computation	11,106	3,674	11,125	3,610

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

The Company generally requires no collateral from its customers. An allowance for doubtful accounts of $30,000 was provided as of September 30, 2016. No such provision was made as of December 31, 2015.

Customers accounting for more than 10% of total revenues during the three or nine months ended September 30, 2016 or 2015, as well as revenues in all corresponding periods, are tabulated as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Customer A	$240	10%	$—	—%	$240	4%	$—	—%
Customer B	$153	6%	$—	—%	$998	15%	$—	—%
Customer C	$1	—%	$291	14%	$50	1%	$291	6%
Customer D	$—	—%	$221	11%	$344	5%	$629	13%

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

The information contained in this Form 10-Q is intended to update the information contained in our annual report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) and our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 (the “First and Second Quarter Forms 10-Q”), all as filed with the Securities and Exchange Commission, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes thereto, and other information contained in the Form 10-K and the First and Second Quarter Forms 10-Q. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Since inception, we have incurred substantial operating losses. As of September 30, 2016, our accumulated deficit was approximately $119.8 million. Losses have principally occurred as a result of the substantial resources required for the research, development and manufacturing start-up costs required to commercialize our initial products. We expect to continue to incur substantial costs for research and development activities for at least the next year as we expand and improve our core technology and its applications in the life science research market.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue:
Product	$2,394	$1,885	$6,799	$4,391
License and royalty	—	125	42	375
Total revenue	2,394	2,010	6,841	4,766
Cost of product revenue	1,124	848	3,377	1,938
Gross profit	1,270	1,162	3,464	2,828
Operating expenses:
Sales and marketing	1,737	1,425	5,342	3,890
Research and development	2,219	2,387	6,881	7,137
General and administrative	880	781	3,873	3,635
Total operating expenses	4,836	4,593	16,096	14,662
Operating loss	(3,566)	(3,431)	(12,632)	(11,834)
Other income and (expenses):
Interest expense, net	(117)	(113)	(337)	(326)
Gain on revaluation of warrant derivative liabilities, net	1	68	4	108
Miscellaneous income (expense)	7	—	10	(49)
Total other income and (expenses)	(109)	(45)	(323)	(267)
Net loss before provision for income taxes	(3,675)	(3,476)	(12,955)	(12,101)
Provision for income taxes	(5)	—	10	2
Net loss	$(3,670)	$(3,476)	$(12,965)	$(12,103)

Product Revenue

The following table presents our product revenue for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$2,394	$1,885	27%	$6,799	$4,391	55%

For the three months ended September 30, 2016, product revenue increased by $509,000, or 27%, as compared to the three months ended September 30, 2015. The increase is primarily due to an increase in sales of SmartChip systems in the three months ended September 30, 2016, with revenue of $925,000, up 62% from the comparable 2015 period, mainly due to ICELL8 sales. SmartChip capital equipment represented 39% of our product revenue in the three months ended September 30, 2016, compared to only 30% in the 2015 period. There was also an increase in sales of our SmartChip panels and services, which increased by 14% from the comparable 2015 period in dollar terms and represented 33% of revenue in the three months ended September 30, 2016, compared to 37% in the comparable 2015 period. Revenue from the Apollo Business increased by $57,000 from the comparable 2015 period due to an increase in sales of systems. The Apollo Business accounted for 28% of our product revenue in the three months ended September 30, 2016, compared to 33% in the comparable 2015 period.

For the nine months ended September 30, 2016, product revenue increased by $2,408,000, or 55%, as compared to the nine months ended September 30, 2015. The increase is primarily due to an increase in sales of SmartChip systems in the nine months ended September 30, 2016, with revenue of $2,602,000, up 175% from the comparable 2015 period, mainly due to ICELL8 sales. SmartChip capital equipment represented 38% of our product revenue in the nine months ended September 30, 2016, compared to only 22% in the 2015 period. There was also an increase in sales of our SmartChip panels and services, which increased by 16% from the comparable 2015 period in dollar terms and represented 29% of revenue in the nine months ended September 30, 2016, compared to 38% in the comparable 2015 period. Revenue from the Apollo Business increased by $482,000 from the comparable 2015 period due to increases in sales of both capital equipment and consumables. The Apollo Business accounted for 33% of our product revenue in the nine months ended September 30, 2016, compared to 40% in the comparable 2015 period.

License and Royalty Revenue

The following table presents our license and royalty revenue for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$—	$125	(100)%	$42	$375	(89)%

We had no license and royalty revenue in the three months ended September 30, 2016, as compared to $125,000 in the three months ended September 30, 2015. For the nine months ended September 30, 2016, license and royalty revenue decreased by $333,000, or 89%, as compared to the nine months ended September 30, 2015. This revenue was generated by an agreement signed at the beginning of February 2013, which generated revenue of $500,000 annually for three years until the agreement was terminated at the end of January 2016.

Cost of Product Revenue

The following table presents the cost of our product revenue for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1,124	$848	33%	$3,377	$1,938	74%

Cost of product revenue includes the cost of products paid to third party vendors and raw materials, labor and overhead for products manufactured internally, and reserves for warranty and inventory obsolescence.

For the three months ended September 30, 2016, cost of product revenue increased by $276,000, or 33%, as compared to the three months ended September 30, 2015. The increase related primarily to the increase in product revenue in the three months ended September 30, 2016, and also due to a decrease in gross margin, which declined from 55% to 53%, mainly due to an increase from 33% to 48% in the percentage of revenue derived from sales of capital equipment, which affords lower margins.

For the nine months ended September 30, 2016, cost of product revenue increased by $1,439,000, or 74%, as compared to the nine months ended September 30, 2015. The increase related primarily to the increase in product revenue in the nine months ended September 30, 2016, and also due to a decrease in gross margin, which declined from 56% to 50%, mainly due to an increase from 33% to 52% in the percentage of revenue derived from sales of capital equipment, which affords lower margins.

Sales and Marketing

The following table presents our sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1,737	$1,425	22%	$5,342	$3,890	37%

Sales and marketing expenses consist primarily of compensation costs of our sales and marketing team, commissions, and the costs associated with various marketing programs.

For the three months ended September 30, 2016, sales and marketing expenses increased by $312,000, or 22%, as compared to the three months ended September 30, 2015. This increase resulted primarily increases in personnel costs due to an increased headcount in the United States and higher commissions due to increased revenue, partially offset by a decrease in recruitment costs.

For the nine months ended September 30, 2016, sales and marketing expenses increased by $1,452,000, or 37%, as compared to the nine months ended September 30, 2015. This increase resulted primarily from increases in personnel costs due to an increased headcount in the United States, higher costs in Europe, mostly due to the conclusion of a matching grant (a governmental subsidy under which 50% of eligible costs were reimbursed, which was fully depleted by March 31, 2015), higher commissions due to increased revenue, and an increase in facilities costs, primarily due to the expense of relocating our headquarters. These increases were partially offset by reductions in recruitment costs, consultancy costs and severance costs.

We expect our sales and marketing expenses for the remainder of 2016 to remain at a similar level to that of the first nine months.

Research and Development

The following table presents our research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$2,219	$2,387	(7)%	$6,881	$7,137	(4)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses are expensed as they are incurred.

For the three months ended September 30, 2016, research and development expenses decreased by $168,000, or 7%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, research and development expenses decreased by $256,000, or 4%, as compared to the nine months ended September 30, 2015. The decrease in both the three- and nine-month periods ended September 30, 2016, as compared to the prior year periods, resulted primarily from a reduction in activities related to the development and commercialization of our single-cell products which we launched into the market in October 2015.

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

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$880	$781	13%	$3,873	$3,635	7%

General and administrative expenses consist primarily of personnel costs for finance, human resources, business development, and general management, as well as professional fees, such as expenses for legal and accounting services.

For the three months ended September 30, 2016, general and administrative expenses increased by $99,000, or 13%, as compared to the three months ended September 30, 2015. The increase resulted primarily from increases in stock compensation expense and legal and professional fees incurred related to the proposed merger contemplated by our Agreement and Plan of Merger dated May 12, 2016 (the “Merger Agreement”) with Takara Bio USA Holdings, Inc. (“Takara”) and certain other parties thereto, partially offset by a reduction in investor relations expense.

For the nine months ended September 30, 2016, general and administrative expenses increased by $238,000, or 7%, as compared to the nine months ended September 30, 2015. The increase resulted primarily from the substantial legal and professional fees incurred related to our proposed merger, partially offset by decreases in severance expense, stock compensation expense and recruitment costs.

Interest Expense, Net

The following table presents interest expense, net for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$117	$113	4%	$337	$326	3%

For the three months ended September 30, 2016, interest expense increased by $4,000, or 4%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, interest expense increased by $11,000, or 3%, as compared to the nine months ended September 30, 2015. The increase in both periods was due to the higher cost of debt discount amortization related to the $5.2 million in long-term debt issued to Malaysian Technology Development Corporation Sdn. Bhd. (“MTDC”), an investor in WaferGen Biosystems (M) Sdn. Bhd. (“WGBM”), our now-dissolved Malaysian subsidiary (the “MTDC Notes”), which are being amortized using the effective yield method, which weights the interest charges towards the latter stages of the contractual term of the debt. Interest on the MTDC Notes is expected to be $439,000 in 2016, rising each year up to $732,000 in 2019, the last full year before this debt matures. The increase in each period was partially offset by a decrease in interest expense related to our earn-out contingency.

Gain on Revaluation of Warrant Derivative Liabilities, Net

The following table represents the gain on revaluation of warrant derivative liabilities, net for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$1	$68	(99)%	$4	$108	(96)%

Our warrant derivative liabilities arise due to the cash settlement provisions in certain warrants and unit warrants and, until the time of their expiry, the variable number of shares of our common stock that may be issued upon the exercise of those warrants with certain anti-dilution protection.

The net gain from revaluation of warrant derivative liabilities for the three months ended September 30, 2016, was $1,000, compared to a net gain of $68,000 for the three months ended September 30, 2015. The net gain from revaluation of warrant derivative liabilities for the nine months ended September 30, 2016, was $4,000, compared to a net gain of $108,000 for the nine months ended September 30, 2015. Gains and losses are directly attributable to revaluations of our derivative liabilities and result primarily from a net decrease or increase, respectively, in our stock price in the period. Our closing stock price was $0.85 on September 30, 2016, compared to $0.82 on June 30, 2016 and $0.73 on December 31, 2015, and was $1.36 on September 30, 2015, compared to $3.15 on June 30, 2015 and $3.00 on December 31, 2014. The related derivative liability as of September 30, 2016, had declined to a de minimis value, so we do not expect future gains and losses to be material.

Miscellaneous Income (Expense)

The following table presents miscellaneous income (expense) for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$7	$—	N/A	$10	$(49)	N/A

For the three months ended September 30, 2016, we recorded miscellaneous income of $7,000, compared to no income or expense for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded miscellaneous income of $10,000, compared to expense of $49,000 for the nine months ended September 30, 2015. Miscellaneous income or expense is the result of net foreign currency exchange gains or losses which arise on our subsidiary in Luxembourg and on U.S. expenses denominated in foreign currencies. The principal reason for the income in the nine months ended September 30, 2016, is net assets of $0.6 million being denominated in Euros, which increased in value against the U.S. dollar by 3% during the period, whereas in the nine months ended September 30, 2015, net assets of $0.4 million denominated in Euros declined in value against the U.S. dollar by 8% during the period.

Provision for Income Taxes

The following table presents the provision for income taxes for the three and nine months ended September 30, 2016 and 2015, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2016	2015	% Change	2016	2015	% Change
(dollars in thousands)			(dollars in thousands)
$(5)	$—	N/A	$10	$2	400%

For the three months ended September 30, 2016, we reversed a charge of $5,000 for U.S. state income taxes. We recorded no income tax expense for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, we recorded a charge of $8,000 and $2,000, respectively, for U.S. state income taxes. We also recorded a charge of $2,000 for the nine months ended September 30, 2016, for foreign taxes. We have recorded a liability to the extent that our deferred tax liabilities arise from assets with indefinite lives and have provided a full valuation allowance against the remainder our net deferred tax assets.

Headcount

Our consolidated headcount as of November 9, 2016, comprised 56 regular employees, 55 of whom were employed full-time, compared to 54 regular employees as of December 31, 2015, 53 of whom were employed full-time.

Liquidity and Capital Resources

As of September 30, 2016, our principal source of liquidity was $5.1 million in cash and cash equivalents. We had working capital of $3.9 million. Our funding has primarily been generated by the issuance of equity securities, which includes $15.7 million and $18.0 million raised, net of offering costs, in 2015 and 2014, respectively. We also had, as of September 30, 2016, Notes with a principal amount of $5.2 million owing to MTDC, repayable in August 2020.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2016 and 2015, in the amounts of $9,613,000 and $10,712,000, respectively. The cash used in operating activities in the nine months ended September 30, 2016, was due to cash used to fund a net loss of $12,965,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, allowance for doubtful accounts, inventory provision and amortization of debt discount totaling $2,361,000, and cash provided by a change in working capital of $991,000. The cash used in operating activities in the nine months ended September 30, 2015, was due to cash used to fund a net loss of $12,103,000, adjusted for non-cash expenses related to depreciation and amortization, stock-based compensation, gain on revaluation of warrant derivative liabilities, inventory provision and amortization of debt discount totaling $1,859,000, and cash used by a change in working capital of $468,000.

Net Cash Used in Investing Activities

We used $299,000 and $146,000 in the nine months ended September 30, 2016 and 2015, respectively, to acquire property and equipment.

Net Cash Used in Financing Activities

We used $135,000 and $108,000 in the nine months ended September 30, 2016 and 2015, respectively, in repayments on capital leases for equipment. We also used $42,000 and $94,000 in the nine months ended September 30, 2016 and 2015, respectively, to pay income taxes for restricted stock forfeited.

Availability of Additional Funds

We believe funds available at September 30, 2016, along with our revenue, are sufficient to fund our operations into 2017. To continue our operations thereafter, we may need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may need additional capital to maintain and expand our operations. Except to the extent available pursuant to our Deposit Agreement dated May 12, 2016, with Takara, we have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. Additionally, our ability to raise additional capital is limited by the terms of the Merger Agreement. The conversion of our MTDC Notes, as well as the sale of equity or convertible debt securities in the future, may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain additional capital as needed we may not be able to continue our efforts to develop and commercialize our products and services and may be forced to significantly curtail or suspend our operations.

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

Inventory Valuation

Inventories are stated at the lower of cost and net realizable value. We perform a detailed assessment of inventory on a regular basis, which includes, among other factors, a review of projected demand requirements, product pricing, product expiration and product lifecycle. As a result of this assessment, we record provisions for potentially excess, obsolete or impaired goods, when appropriate, in order to reduce the reported amount of inventory to its net realizable value. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve

Our standard warranty agreement is one year from shipment for SmartChip cyclers, ICELL8s and dispensers and Apollo systems. We accrue for anticipated warranty costs upon shipment of these products. Our warranty reserve is based on management’s judgment regarding anticipated rates of warranty claims and associated repair costs, and we update our assessment quarterly.

Stock-Based Compensation

We measure the fair value of all stock option and restricted stock awards to employees on the grant date and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model, and of restricted stock is based on our closing share price on the measurement date. Amounts expensed with respect to options (including the January 2016 Conditional Award) were $387,000 and $659,000, net of estimated forfeitures, for the nine months ended September 30, 2016 and 2015, respectively. These sums exclude the compensation expense for restricted stock awards, for which the fair value is based on our closing stock price on the grant date for directors and employees, and on the dates on which performance of services is recognized for consultants.

The weighted average grant date fair value of the options awarded in the nine months ended September 30, 2016 and 2015, measured on the date on which potential cash settlement provisions were eliminated, was estimated to be $0.59 and $2.56, respectively, based on the following assumptions:

Nine Months Ended September 30,
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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2016, none of which had a material impact on our condensed consolidated financial statements.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, our management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WAFERGEN BIO-SYSTEMS, INC.

Dated:	November 10, 2016

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

101 §
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.

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